Form 10KSB
period 1997-06-30
ROSELAND OIL & GAS INC
filed 1997-10-29
CIK 319156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934 (Fee Required)

For the Fiscal Year Ended June 30, 1997

Commission File Number 0-9355
ROSELAND OIL AND GAS, INC.
(Exact name of registrant as specified in its charter)

1724 East 15th Street
Tulsa, Oklahoma 74104
Telephone: (918) 742-0028

Incorporated in the State of Oklahoma
IRS No. 87-0352095

Securities registered pursuant to Section 12(g) of the Exchange Act:

CLASS                                   OUTSTANDING AT JUNE 30, 1997

Common Stock (par value $.05 per share)              5,030,847

Market Value at June 30, 1997 was approximately  $     251,547.

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes    [ x ]                 No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

ROSELAND OIL AND GAS, INC.     FORM 10-KSB
YEAR ENDED JUNE 30, 1997
Index

Item                                                              PAGE

PART I
1.    Business of the Company......................................1
2.    Properties...................................................8
3.    Legal Proceedings............................................9
4.    Submission of Matters to a Vote of Security   Holders........9
PART II

5.    Market for Registrant's Common Equity and Related
Security Holder Matters............................................9
6.    Management Discussion and Analysis of Financial
Conditions and Results of Operations..............................10
7.   Financial Statements.........................................13
8.   Changes and Disagreements with Accountants on
Accounting and Financial Disclosure............................   14


PART III
9.    Directors, Executive Officers, Promoters and
Control Persons.................................................. 15
10.   Executive Compensation..................................... 16
11.   Security Ownership of Certain Beneficial
Owners and Management.............................................17
12.   Certain Relationships and Related Transactions..............19

Signatures........................................................20

ITEM 1.  BUSINESS OF THE COMPANY

GENERAL DEVELOPMENT OF THE BUSINESS

Roseland Oil and Gas, Inc. (the "Company" or the "Registrant") was incorporated on October 17, 1978 in the State of Texas. In
March 1980 the registrant was merged into a public Utah corporation with the surviving entity being Roseland Oil and Gas, Inc. a Utah corporation.

The Company's shareholders approved a change in the state of incorporation from Utah to Oklahoma. At that time the Company relocated its corporate offices from Houston, Texas to Tulsa, Oklahoma. At a special shareholders meeting in August 1991, the shareholders elected a new Board of Directors after the resignation of three of the four previous board members and the Board, in turn, elected new Officers resulting in a change of management control.

In August 1991, EntreCap International Inc.("EntreCap") a Delaware Corporation acquired 1 million shares of the company's common stock. In addition, EntreCap exchanged its stock ownership in a wholly owned subsidiary, HiLand Properties, Inc. ("HiLand") a Texas Corporation 999 for 3 million shares of the Company's Series A Preferred stock and 1,180,117 additional restricted shares of the Company's common stock. Subsequently, on August 22, 1993 an agreement was entered into by the Company to exchange its subsidiary, HiLand Properties, Inc., for all the issued and outstanding stock held by EntreCap International, Inc. both common and preferred, plus other specified assets and discontinue this acquisition. (See Discontinued Operating Section)

The Company is engaged in the acquisition, development, operation and management of domestic oil and natural gas properties in Texas, Oklahoma, Arkansas, Louisiana, Mississippi and Utah. The Company is also involved in gas gathering and processing.

The company intends to continue an active program of acquiring additional oil and gas properties. The objective is to continue to accumulate a large portfolio of oil and gas properties and/or oil and gas companies.

PROPERTY ACQUISITIONS AND DISPOSITIONS

In August 1991 certain of the Company's oil and gas properties were exchanged with Normandy. The Company exchanged certain of its producing oil and gas properties located in Utah with estimated net reserves of 88,140 BBL of oil and 320,228 MCF of gas with a discounted value of $371,939 at June 30, 1991 for certain producing oil and gas properties owned by Normandy located in Texas having estimated net reserves of 21,709 BBL of oil and 269,570 MCF of gas with a discounted value of 319,874 at June 30, 1991 as determined by Coburn Petroleum Engineering ("Coburn") an independent petroleum engineering firm. The exchange facilitated consolidation of the Company's property operations (See description of properties in the State of Texas).

The Company has significant proved undeveloped reserves on various leases which management intends to further develop to a proved producing status. These activities will be financed through Company's cash flow and external sources, ie. bank financing, sale of debt or equity to investors.

Effective September 1991, the Company acquired a 50% working interest in an oil and gas well located in Canadian County, Oklahoma with estimated net reserves of 8,500 BBL of oil and 743,400 MCF of gas with a discounted value of $257,400, based on an evaluation by Coburn Engineering, for approximately $35,000. The company acquired the property from Mr. Frank W. Cole a director of the Company and Chairman of Normandy (See "Related Party Transactions").

The registrant acquired various interests in approximately 31 oil and gas wells located in Oklahoma with estimated net reserves of 21,700 BBL of oil and 119,085 MCF of gas with a discounted value of $243,171 based on an evaluation by Coburn Engineering of approximately $155,000 in November 1991 for $20,000 in cash and the assumption of a note and mortgage of approximately $135,000 from Orenco Associates.

In December 1991 the company acquired various interests in approximately 47 gas wells from Fort Worth Basin Petroleum located predominantly in Texas with estimated net reserves of 1,330,625 MCF of gas with a discounted value of $226,800 based on an evaluation by Coburn Engineering, in exchange for approximately 423,000 shares of Normandy common stock held by the Company. The stock was exchanged on the basis of a valuation of $1.00 per share as provided by the August 1991 stock purchase agreement between Normandy, EntreCap, and the Company. The $1.00 per share agreed valuation was in excess of the market value at the time of the exchange.

In June 1992, the Company acquired 122,510 shares of common stock of Philadelphia Mortgage Trust ("PMT"), a real estate investment trust, representing approximately 35% of the outstanding common shares. The investment was valued at $121,369 and was received as partial consideration for the sale of commercial rental real estate. (See Subsequent Events)

In November 1992, the Company acquired certain producing oil and gas properties in Pawnee County, Oklahoma having estimated net reserves of 24,000 barrels of oil with a discounted value of $101,000 in exchange for $50,000 paid in cash and 75,000 newly-issued shares of the Company's common stock. In connection with the transaction the Company borrowed $50,000 from Philadelphia Mortgage Trust ("PMT") which is owned 40% by HiLand. The Company gave PMT a note for $50,000. The note, which bears interest at 15% calls for 36 installments of $1,733 and a final installment of $2,000.

In January 1993, the Company purchased the building where it previously leased office space. The purchase price of the 2,000 square foot facility was approximately $200,000. The Company assumed a mortgage on the property of approximately $ 121,000 and issued 789,288 shares of restricted common stock. The property was purchased from Margaret Vandever, the wife of William G. Vandever, President, Chief Executive Officer and a Director of the Company. The purchase price and terms constituted fair market value had the property been purchased from an unrelated third party.

In January 1993, the Company purchased an interest in an oil and gas lease in Creek County, Oklahoma from South Central Energy for approximately
$65,000. The Company issued 644,490 shares of restricted common stock to South Central Energy as full payment for the interest in the lease. South Central Energy is owned by Margaret Vandever and Belva Howard. Margaret Vandever is the wife of William G. Vandever. Belva Howard is the wife of Gene
C. Howard, a Director of the Company and partner in the law firm of Howard and Widdows, counsel to the Company.

In March 1993, the Company purchased a 22.5 % interest in a gas pipeline located in Comanche Co., Oklahoma for $24,000 cash and 48,000 shares of restricted common stock, from Frank W. Cole, a Director of the Company.

Effective January 1, 1993 the Registrant acquired 8 oil and gas wells and a gas gathering system located in Texas from Houston Operating Company ("HOC"). The properties have been, and will continue to be operated by a third party. HOC is a majority owned subsidiary of Normandy Oil and Gas ("Normandy") which was the parent company of the Registrant prior to August 1991.

The acquired properties have estimated net reserves of 61,500 Bbl of oil and 3,166,000 mcf of gas with a discounted value of $1,272,000. The purchase price for the assets acquired, net of liabilities assumed was $1,195,000. HOC received $100,000 cash at closing, a promissory note from the Registrant for $100,000 to be paid in 20 monthly installments, 200,000 shares of the Registrant's Series A preferred stock with a liquidation value of $1.00 per share, 572,423 shares of Normandy common stock which Normandy guaranteed the value to be at least $1.00 per share and the assumption by the Registrant of approximately $317,000 of liabilities related to the properties acquired. The $100,000 cash paid at closing was borrowed by the Registrant from a commercial bank.

During the years ended June 30, 1995, the Company, in a number of separate transactions, acquired producing oil and gas properties and increased its interest in a number of existing producing oil and gas properties. These acquisitions are not considered to be significant, either individually or in the aggregate.

During the third quarter of 1996, the Company entered into an agreement with unrelated third party to sell certain oil and gas properties located in Texas and Oklahoma. The total of the sale was $147,031. In management's opinion, the properties were reaching their economic limit.

EXPLORATION AND DEVELOPMENT

During the last four years, the Company has not drilled any new wells. In 1996, the Company began developing a drilling program to commence in fiscal 1997 to drill two (2) wells and recomplete one (1) well on their Palo Pinto county, Texas leases to develop the upside potential and onsite drilling potential of over 1,000 acres.

CUSTOMERS AND MARKETS

The Company does not refine or process the oil it produces.  The
Company's oil production is sold to unaffiliated oil and gas purchasing companies in the area where it is produced. Production is transported by trucks and pipelines. Crude oil and condensate are sold under short-term contracts at competitive field prices posted by major purchasers of crude in the area. Most of the Company's natural gas is sold on the "spot market". The Company may sell increasing volumes of gas on the spot market if no alternative market exists for its gas. In addition, many of the Company's gas contracts incorporate "market-out" provisions which permit the gas purchaser to terminate the contract (or reopen negotiations on the price set forth therein) if the contract price exceeds market price. Furthermore, many of the Company's gas contracts provide for annual
(or more frequent) redetermination of the purchase price.

The availability of a ready market for oil and gas discovered or otherwise owned or acquired by the Company depends on many factors beyond its control, including the extent of domestic production and imports of oil and gas, the proximity and capacity of natural gas pipelines and other transportation facilities, fluctuating demand for oil and gas, the marketing of competitive fuels and the effects of state and federal regulation of oil and gas production and sales.

During the last five years the oil and gas industry has been adversely affected by a number of circumstances. Among these are a surplus of oil and natural gas, which has led to declining oil and gas prices. Since December 1980, the average posted field prices for oil has declined from a high of approximately $39 per barrel to approximately $12 per barrel in 1994. Spot market prices for crude oil have been and may be expected to be volatile over time. At June 30, 1995 the average spot market price for crude oil was approximately $16.50 per barrel.

Reduced market demand for natural gas has resulted from competition from alternative energy sources, increased importation of foreign gas (primarily from Canada), conservation efforts, lower demand by industrial users, weather conditions and the consequent oversupply of domestic gas. Current market conditions have led to a decline in natural gas prices which may continue in the future. There currently exists a nationwide surplus of natural gas relative to demand which may be exacerbated by increasing exportation of natural gas by Canada. In addition, Mexico may increase its exports of natural gas to the United States which could have an adverse impact on the Company's gas markets.

COMPETITION

The oil and gas exploration and development industry had been highly competitive, particularly with respect to the acquisition of desirable undeveloped oil and gas leases. However, due to the deterioration in prices and demand for oil and gas, demand for oil and gas leases has dropped significantly. Competitors include the major oil companies, independent oil and gas concerns, and individual producers and operators, many of whom have financial resources, staff and facilities substantially greater than those of the Company. In times of high drilling activity, exploration for and production of oil and gas may be affected by the availability of the equipment and supplies and by competition for drilling rigs. The Company cannot predict the effect these factors will have on its operations. All of the Company's drilling is conducted by third parties. The demand for drilling rigs and equipment has declined sharply due to the decline in the number of oil and gas wells being drilled. This has led to an overall decline in prices being paid to drillers and the related cost of exploration. The principal means of competition in oil and gas exploration and development are product availability and price.


OPERATING HAZARDS AND UNINSURED RISKS

The Company's operations are subject to the risks normally associated with the exploration for, and the production of oil and gas, including blowouts, cratering, pollution and fires, any of which could result in damage to, or destruction of oil and gas wells or production facilities, suspension of operations or damage to persons or property. Although the Company carries insurance coverage which management believes to be adequate, the Company is not fully insured against certain of these risks and is not insured at all against other of these risks, either because insurance is not available or because management elects not to insure due to high premium costs, or because the insurance is not necessary in the judgement of management.
The occurrence of an event not fully insured against could have a material adverse effect on the Company's financial position.


ACQUISITION RISKS

Although the Company presently intends to continue its pursuit of potentially attractive acquisitions of financially-distressed entities, there can be no assurance that the Company will continue this means of acquiring oil and gas properties in the future. As such, these acquisitions presume certain additional risks and may result in potentially higher costs that may not be known at the time of such acquisition and may not be ultimately recoverable. Such acquisitions have included companies, which, among other things are in or about to file bankruptcy, have highly leveraged assets and posses no management or employees. Future acquisitions of this kind by the Company will depend on the relative cost of acquisitions compared to the cost of drilling for resources, the success of the Company's drilling operations if any, the market demand for oil and gas, the availability of satisfactory acquisition candidates and the cash and credit facilities available to the Company. Due to the decline in oil and gas prices, particularly the sharp decline in oil prices in 1986 and the increasing difficulty in securing additional credit lines from bank lenders, the Company may have to seek alternative financing methods and may have to curtail its acquisition activities if alternative financing is not available.

REGULATION

The Company's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. The states in which the Company conducts its oil and gas activities regulate the production and sale of oil and natural gas. They also regulate drilling and completion activities, spacing of wells, prevention of waste and many other aspects of the Company's day to day operations.


NATURAL GAS PRICING AND REGULATION

The transportation and sale of natural gas by the Company are also subject to various Federal regulations, principally by the Federal Energy Regulatory Commission ("FERC"), under the authority of the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). Certain matters with respect to FERC and NGPA are subject to administrative review and court appeal.

Whether the sale price of natural gas produced by the Company is regulated or unregulated, local marketing conditions prevailing at the time of sale will influence the price obtainable by the Company for such gas. Additionally, market conditions may reduce the volume of natural gas the Company could produce. In fact, prices being paid as of the date hereof to the Company for its gas production are generally lower than the maximum lawful amount.


PROPOSED LEGISLATION

A number of legislative proposals have been and most likely will continue to be introduced at the federal level with respect to pricing and other factors relating to natural gas. If enacted into law, these proposals could significantly affect all segments of the natural gas industry, including the contractual relationship between natural gas suppliers and pipeline companies. However, at the present time, it is impossible to predict whether any such legislation will be enacted or, if so, to what extent it may affect the operations of the Company.

Proposals have been made recently in Congress to limit the State's rights to govern prorationing. The States of Oklahoma, Louisiana, and Texas have most recently reduced the daily allowable production of natural gas by 50% from wells located within each of these states. Congress has recently proposed several pieces of legislation limiting the State's ability to control prorationing within wells produced in inter-state commerce. One purpose of such proposed legislation would be to limit the positive impact of the states regulating production in order to bolster the market price received by the producer for natural gas. It would be very difficult to determine the actual impact of the proposed legislation on the current price received for natural gas on the spot market. The passage of such legislation at this time is uncertain.

Proposals have been made recently in Congress to levy an excise tax on the importation of crude oil and/or refined crude products. One purpose of such a ax would be to place a floor on domestic crude oil prices thereby benefitting domestic producers. The prospects for such legislation are uncertain at this time.


ENVIRONMENTAL LAWS

The Company's activities are subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploration, development or production of oil and gas may prevent or delay the commencement or continuation of a given operation. The Company's management believes that its present operations comply with applicable environmental legislation and regulations, that the existence of such regulations has had no material effect on the Company's operations to date, and that the cost of such compliance will not be material in the future.

The Company is not aware of any potential liability under any environmental regulations with respect to its oil and gas or real estate properties.


STATE REGULATION

In most, if not all, areas where the Company conducts activities, there are statutory provisions regulating the production of oil and natural gas. These provisions allow administrative agencies to promulgate rules in connection with the operation and production of both oil and gas wells, such as the method of developing new fields, spacing of wells, prevention and clean-up of pollution, maximum daily production allowables from both oil and gas wells based on a market demand or a conservation basis and other matters.


EMPLOYEES

As of June 30, 1997 the Company had three employees located at the Tulsa office with one contract field personnel. From time to time the Company utilizes the services of consulting geologists, engineers, landsmen and accountants and attorneys.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

All of the Company's properties and operations are located and conducted in the United States. The Company has no foreign operations.

ITEM 2.  PROPERTIES

The Company's oil and gas producing properties are located in Texas, Oklahoma, Arkansas, Mississippi and Utah. The Company has no foreign operations or properties.

The Company's interest in producing and non-producing properties are in the form of working, royalty and over-riding royalty interests.

The following sets forth information with respect to the Company's oil and gas properties as of June 30, 1997.


OIL AND GAS RESERVES

The following table shows the estimated quantities of oil and natural gas available to be produced from the Company's net proved reserves during the periods shown:


Period ending                                Proved Reserves
June 30, 1997                    Oil (bbls)                     Gas (mcf)

                                   54,338                       8,198,818

Estimated future net revenues from oil and gas reserves:
$8,302,443
==========

Present value of estimated future proved producing net revenue:
(discounted 10%)  $  413,362
                   ==========

Estimated present value of proved undeveloped oil and gas reserves:
(discounted 10%)  $7,889,081
                  ==========

These estimates of future net revenues from proved oil and gas reserves were calculated using a year-end price of $16.70/bbl of oil escalating to $22.60 and $1.17/mcf escalating to $2.29/mcf of gas with a decline ranging from 4 to 40 percent.

The Company has undeveloped acreage of approximately 1,500 acres offsetting existing producing wells. The Company has no delivery commitments with respect to the oil and gas produced.

REAL PROPERTY OWNED BY THE COMPANY

In January 1993, the Company purchased the building where it previously leased office space. The purchase price of the 2,000 square foot facility was approximately $200,000. The Company assumed a mortgage on the property of approximately $ 121,000 and issued 789,288 shares of restricted common stock. The property was purchased from Margaret Vandever, the wife of William
G. Vandever, President, Chief Executive Officer and a Director of the Company. The purchase price and terms constituted fair market value had the property been purchased from an unrelated third party.


ITEM 3.  LEGAL PROCEEDINGS

An action was filed against certain directors of a former subsidiary of Roseland Oil and Gas, Inc. alleging that the settlement entered into breached a duty to the creditors of that subsidiary and the directors are liable for the debt of this creditor. Roseland Oil and Gas, Inc. has an indemnification agreement to pay defense and pay judgment of the directors since the settlement was directed by Roseland Oil and Gas, Inc. The amount in question is $65,000 plus interest, plus cost of defense. Roseland Oil and Gas, Inc.'s attorneys have advised that Roseland Oil and Gas, Inc.'s exposure beyond the costs of defense, is minimal.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDERS
MATTERS

The common stock of the Company has been traded in the over-the-counter market since 1980. In 1986 the Company elected to become a non-reporting company, therefore the stock has been thinly traded.

The Company currently has a Registration Statement on Form 10 on file with the Securities and Exchange Commission. Final acceptance of the Registration Statement, was acquired on August 1, 1995.

Effective November 23, 1991 the Board of Directors approved a reverse stock split whereby one new common share of the Company's stock was issued for each five shares of the outstanding common stock.

On August 31, 1995, Roseland executed an agreement with Philadelphia
Mortgage Trust (PMT) giving them an option to purchase all or any part of the 122,510 number of shares owned by Roseland for two years from August 31,

1996, PMT exercised its option and made a down payment of $23,560 and executed a note in the amount of $50,000 payable at the rate of $5,000 a month leaving a current balance due of $50,000 which has been paid in full. The Company has taken a book loss on the total sale of $47,863. The PMT stock was unrelated to the purpose of the Company and was a non-producing asset.

As of June 30, 1996, the Company sold, under a Limited Offering Memorandum, 270,000 shares of common stock at $0.50 per share and 270,000 warrants at $0.05 per share which carried a three year option to purchase stock at $.50 per share. Also, 27,000 warrants, at the same terms, were issued as compensation for selling the stock. the stock was sold to ten individuals and had no material affect or modified any class of the Company's securities. A Form D was filed with the Securities Exchange Commission.

On October 1, 1996, an agreement was entered into with the holder of Series A Preferred Stock in the amount of 200,000 shares to convert those shares to common stock at $0.50 per share or 400,000 shares of common stock. This transaction has been sent to the transfer agent. In additional, $35,000 in accrued dividends on the Preferred Stock of 200,000 shares were converted to common stock at $0.50 per share equalling 70,000 shares.

In May of 1997 the Company's Limited Offering Memorandum was extended to 200,000 shares of common stock at $.50 per share and 200,000 Warrants at $.05 per share which carried a three (3) year option to purchase stock at $.50 per share. The stock was sold to ten (10) indivuduals and had no material affect or modified any class of the Company's securities. A Form D was filed with the Securities Exchange Commission.

As of June 30, 1997 there were approximately 950 holders of the Company's common stock. There have been no dividends paid on the Company's common stock.

On September 5, 1997 Roseland amended it's Certificate of Incorporation with the Secretary of State of Oklahoma to increase the aggregate number of authorized shares of common stock from 10,000,000 shares to 50,000,000 shares.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


FISCAL 1997 COMPARED TO FISCAL 1996

Oil and gas revenues decreased from $387,783 in 1996 to $281,349 in 1997. This 27.4% decrease is attributable to decreased production from existing properties and from properties sold during the year and the decrease in natural gas price. Capital expenditures on new leases during the fourth quarter ended June 30, 1997 are not expected to produce revenues until October 1997.

Production, operating, and development expenses decreased from $174,119
(45% of oil and gas sales) in 1996 to $143,772 (51% of oil and gas sales) in 1997. The increase in costs as a percentage of oil and gas sales was brought about by improved cost control during the year. General and administrative expenses decreased from $131,027 or 34% of oil and gas revenue in 1996 to $120,820 or 43% of oil and gas revenues in 1997 due primarily to cost effectiveness.

Depreciation, depletion and amortization decreased from $166,068 in 1996 to $81,618 in 1997 as a result of selling marginal or unprofitable wells, as well as reclassification of acreage to "Non Producing Properties" for material amounts of properties reserved for future developmental drilling programs.

Operating income changed from a gain of $107,224 in 1996 to a gain of $48,586 in 1997. Non-operating income decreased from $35,644 in 1996 to $(9066) in 1997 due primarily to gains on sale of marginal wells in 1997. Income from continuing operations decreased from $71,580 in 1996 to $39,520 in 1997. Net income decreased from a gain of $71,580 in 1996 to a gain of $39,520 in 1997.


FISCAL 1996 COMPARED TO FISCAL 1995

Oil and gas revenues decreased from $543,422 in 1995 to $387,783 in 1996. This 29% decrease is attributable to decreased production from existing properties and from properties sold during the year. Capital expenditures on new leases during the fourth quarter ended June 30, 1996 are not expected to produce revenues until October 1996.

Production, operating, and development expenses decreased from $315,604
(58% of oil and gas sales) in 1995 to $174,119 (45% of oil and gas sales) in 1996. The decrease in costs as a percentage of oil and gas sales was brought about by improved cost control during the year. General and administrative expenses decreased from $168,945 or 31% of oil and gas revenuein 1995 to $131,027 or 34% of oil and gas revenues in 1996 due primarily to cost effectiveness.

Depreciation, depletion and amortization decreased from $210,703 in 1995 to $166,068 in 1996 as a result of selling marginal or unprofitable wells.

Operating income changed from a gain of $58,593 in 1995 to a gain of $107,224 in 1996. Non-operating income increased from $72,012 in 1995 to a loss of $35,644 in 1996 due primarily to a change from a gain on sale of assets in 1995 of $46,203 to a net loss on sales of $16,428 in 1996.
(See Item, this page, concerning sale of PMT stock). Income from continuing operations decreased from $130,605 in 1995 to $71,580 in 1996. Net income decreased from a gain of $130,605 in 1995 to a gain $71,580 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The working capital decreased $6,746 from a $7,240 at June 30, 1996 to $494 at June 30, 1997. Future working capital will be supplied from oil and gas operations and borrowings as needed.

The Company's operating activities used cash flows of $330,536 in 1997 compared to using cash flows of $246,007 in 1996. The increase in operating cash flows is attributable to reduced payments of payables and debt, net of proceeds from sale of PMT stock and decreased revenues resulting from sales of marginal wells.

The investing activities of the Company used $122,372 in 1997 compared to using $46,751 in 1996. Principal uses in both years were the purchase of property and equipment.

The Company's financing activities used $122,372 of cash flows in 1997 which is attributable primarily to payment on debt of $177,835.

The Company has no material capital expenditures planned other than future acquisitions of oil and gas properties. Such acquisitions would be funded by a combination of internally generated funds and additional borrowings. The Company expects that current revenues from oil and gas production, overhead recovery fees and the collection of non-oil and gas related receivables will provide sufficient cash flow for operations.

ITEM 7.  FINANCIAL STATEMENTS

(a)   1.   Financial Statements:                               Page

ROSELAND OIL AND GAS, INC.
As of June 30, 1997 and 1996, and the years ended June 30, 1997, 1996, and 1995

Report of Independent Accountants............................. F-1
Consolidated Balance Sheets
Assets........................................................ F-2
Liabilities & Stockholders Equity............................. F-3
Consolidated Statements of Operations..........................F-4
Consolidated Statements of Changes in
Stockholder's Equity.......................................... F-5
Consolidated Statements of Cash Flows..........................F-6
Notes to Consolidated Financial Statements.....................F-7

2.   Financial Statement Schedules

Schedule            Description                                Page

II          Amounts receivable from related parties
            And Underwriter, Promoters, etc.                   F-17

IV          Indebtedness of and to Related Parties -
            Not Current                                        F-18

V           Property, Plant and Equipment                      F-19

VI          Accumulated Depreciation,
            Depletion and Amortization                         F-20

ROSELAND OIL AND GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997, 1996 AND 1995

1.        Background and General

Roseland Oil and Gas, Inc. is engaged in domestic crude oil and natural gas exploration, development and production, with primary emphasis on the production of oil and gas reserves through acquisitions of proved, producing oil and gas properties in the states of Texas, Oklahoma, Arkansas, Louisiana, Mississippi and Utah.

Roseland Oil and Gas, Inc. ("Company") was incorporated in the state of Texas in October, 1978. In March, 1980, the Company was merged into a public Utah corporation with the surviving entity being Roseland Oil and Gas, Inc., a Utah corporation. In August of 1991, the Company relocated its corporate offices from Houston, Texas to Tulsa, Oklahoma.

2.        Significant Accounting Policies

Poperty and Equipment - The Company follows the successful efforts method of accounting for its oil and gas producing activities. Under the successful efforts method, the Company capitalizes all oil and gas leasehold acquisition costs, consisting principally of acquisition costs of proved producing oil and gas properties, including wells and related equipment and facilities. For unproved properties, leasehold impairment is recognized based upon an individual property assessment and exploration experience. Upon discovery of commercial reserves, such leasehold costs are transferred to proved properties.

Geological and geophysical expenses, delay rentals, production costs and overhead are charged against income as incurred. Exploratory drilling costs are capitalized when incurred. If exploratory wells are determined to be unsuccessful, applicable costs are expensed. Costs incurred to drill and equip developmental wells, including unsuccessful developmental wells, are capitalized.

Well workover projects which entail drilling to a deeper producing formation or plugging back to a more shallow producing formation ("recompletions") increase the production potential of reserves and are capitalized. In addition, well workovers which are required on newly acquired oil and gas properties in order to restore efficient and/or commercial production are capitalized. All other workover costs are expensed as incurred. These costs include those for depending existing producing wells within the same producing formation when such operations are conducted for the purpose of restoring efficient operating conditions as well as the other repairs,

2.  Significant Account Policies Cont.

reconditioning or reworking costs of wells already drilled and operating.

Depreciation, depletion and amortization of the costs of proved producing oil and gas properties, with the exception of lease and well equipment, are determined by the units-of-production method based on quantities produced as a percent of estimated proved recoverable reserves. Depreciation of lease and well equipment is computed on the straight-line method over estimated useful lives ranging from five to ten years. Depreciation, depletion and amortization of producing oil and gas properties amounted to $81,618, and $166,080 for the years ended June 30, 1997, and 1996, respectively.

When the complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation and depletion are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and sales price or salvage value is charged or credited to accumulated depreciation and depletion.

Buildings and related improvements leased on operating leases or held for lease are depreciated on the straight-line method over their estimated useful lives of forty years.

Office and other equipment are depreciated on the straight-line method over estimated useful lives ranging from five to seven years. Depreciation and amortization of office and other equipment amounted to $8,602, and $12,164 for the years ended June 30, 1997, and 1996, respectively.

Income Taxes - Effective July 1, 1991, the Company adopted Statement of Financial Accounting Standard No. 109 (SFAS No. 109), "Accounting for Income Taxes", which changed the criteria for measuring the provisions for income taxes and recognizing deferred tax liabilities or assets in the statement of financial position. Deferred tax liabilities or assets arise from differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheet. The amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax law to determine the amount of taxes payable or refundable currently or in future years.

Earnings (Loss) Per Common Share - Primary and fully diluted earnings (loss) per common share are computed by dividing net income, adjusted for dividends on preferred stock, by the weighted average number of common and common equivalent shares outstanding during the year. Outstanding stock warrants are considered common stock equivalents and are included in the calculation of earnings (loss) per common share when the effect would be

2.   Significant Accounting Policies Cont.

dilutive. Primary and fully diluted earnings (loss) per common share are the same for all periods presented.

The weighted average number of common and common equivalent shares outstanding was 5,896,847; 5,552,736 and 5,402,210 for the years ended June 30, 1997, 1996 and 1995, respectively.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to a concentration of credit risk consists primarily of trade accounts receivable with a variety of local, national, international oil and natural gas companies. Such credit risks are considered by management to be limited due to the financial resources of the oil and natural gas companies.

Cash Equivalents - For purposes of the consolidated statements of cash flow, the Company considers all certificates of deposit and other securities or debt instruments with maturities of three months or less, when purchased, to be cash equivalents.


3.        Acquisitions

In December 1993 the Company acquired a certain producing oil and gas property in Goliad County, Texas having estimated net oil reserves of 20,161 barrels oil and estimated net gas reserves of 82,442 mcf with a discounted value of $126,975 in exchange for $60,550 paid in cash.

In January 1994 the company acquired certain oil and gas properties relative to its A.M.I. agreement with Frank W Cole which is not considered material.

In February 1994 the Company acquired certain producing and non-producing oil and gas properties located in Goliad County, Texas having estimated net gas reserves of 79,945 mcf with a discounted value of $51,767 and an interest in a pipeline connected to these wells in exchange for $16,920 paid in cash.


4.        Marketable Securities

None.

5.        Long-Term Debt

At June 30, 1997 and 1996, long-term debt to banks and others was comprised of the following:

9% mortgage on office building, due in 2016.                      $112,243
Farmers & Merchants Bank                                             5,312
Note payable to Minneapolis Group (See item #7, par. 4)            116,000
                                                                  --------
TOTAL                                                             $233,555

On February 24, 1995, the Company secured a loan from Stillwater National Bank of Tulsa, Oklahoma for $200,000. The express purpose of this loan is to increase the Company's income and reserves by purchasing proved producing oil and gas leases and workovers on existing wells. This note was paid off in August of 1995.

Principal installments due on long-term debt during each of the five fiscal years subsequent to June 30, 1997 are as follows:

1998                                21,857
1999                                24,298
2000                                26,825
2001                                29,615
                                  --------
TOTAL                             $102,595

6.        Stockholders' Equity

In August, 1991, the Company changed its state of incorporation from Utah to Oklahoma and, in connection therewith, increased the authorized capital of the Company to 50,000,000 shares of $0.01 par value common stock and 10,000,000 shares of $0.01 par value preferred stock. As a result of the change from no par to $0.01 par, common stock was reduced and additional paid-in capital increased by $334,216.

A new class of warrants designated as "Class A Warrants" were issued to each record holder of common stock as of July 12, 1991, as a dividend at the rate of two warrants for each share of common stock owned. The warrants are exercisable at $2.50 per share beginning on April 30, 1992 and rising $0.50 per share at the beginning of each of the next four years thereafter and expire on April 29, 1997. The warrants are callable in total by the Company at a specified redemption price of $0.50 per warrant during a call period lasting 10 days immediately succeeding a period during which the closing price for the Company's common stock has exceeded the exercise price of the warrants for each of ten consecutive business days. At June 30, 1992, the Company had outstanding warrants to purchase approximately 902,000 shares, and a like amount of the Company's unissued common stock has been reserved for the possible exercise of the warrants.

7.        Related Party Transactions


In January 1993, the Company purchased the building where it previously leased office space. The purchase price of the 2,000 square foot facility was approximately $200,000. The Company assumed a mortgage on the property of approximately $ 121,000 and issued 789,288 shares of restricted common stock. The property was purchased from Margaret Vandever, the wife of William
G. Vandever, President, Chief Executive Officer and a Director of the Company. The purchase price and terms constituted fair market value had the property been purchased from an unrelated third party.

In January 1993, the Company purchased an interest in an oil and gas lease in Creek County, Oklahoma from South Central Energy for approximately
$65,000. The Company issued 644,490 shares of restricted common stock to South Central Energy as full payment for the interest in the lease. South Central Energy is owned by Margaret Vandever and Belva Howard. Margaret Vandever is the wife of William G. Vandever. Belva Howard is the wife of Gene
C. Howard, a Director of the Company and partner in the law firm of Howard and Widdows, counsel to the Company.


8.        Subsequent Events

Negotiations are in progress with third parties for an interest in a drilling prospect in exchange for Roseland Stock. This would substantially impact control of the company. There are no agreements in place and no assurance that an agreement may or may not be entered into.

As certain wells on Roseland's Palo Pinto County, Texas properties were becoming non-productive due to depletion and due to Roseland's lack of cash flow, certain outside investors were sought to pay the cost of re-working certain zones that were never produced. These investors include certain officers, shareholders and employees providing the necessary capital on a cost plus basis. Roseland received a management fee based upon cost and retained a 25% working interest without any cost to the tanks.

On September 5, 1997 Roseland amended it's Certificate of Incorporation with the Secretary of State of Oklahoma to increase the aggregate number of authorized shares of common stock from 10,000,000 shares to 50,000,000 shares.

9.        Income Taxes

The provision for income taxes for the years ended June 30, 1997, 1996 and 1995 is comprised of the following:

                                1997         1996      1995

          Current              $   0         $   0     $   0
          Deferred                 0             0         0
                               $   0         $   0     $   0
                               =====          =====     =====

Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amount as measured by tax laws and regulations.

A reconciliation of the United States (U.S.) Federal statutory rate to the Company's effective tax rate for the years ended June 30, 1997, 1996 and 1995 is as follows:

                              1997               1996              1995
U.S. Federal statutory r     34.0%               34.0%             (34.0%)
Effective lower tax brackets
on the first $100,000 of
taxable income               (7.5)               (7.5)              (7.5)
State income taxes, net of
U.S. Federal tax benefit      2.8                 2.8                2.8
Utilization of investment
tax credits                 (10.0)              (10.0)             (10.0)
Percentage depletion         (3.3)               (3.3)              (3.3)
Alternative minimum tax        -                   -                  -
Other                        (0.1)               (0.1)              (0.1)
Effective tax rates          15.9%               15.9%              15.9%


10. Commitments

In November 1991, the Company entered into employment contracts with its two principal officers, contracting employment with those individuals for a primary term in excess of seven years through fiscal 1999. Compensation arrangements for the employment provide for aggregate annual base compensation of at least $78,000 throughout the term of the contracts. Each of the contracts also provides for bonus compensation, on an annual or quarterly basis, based on an aggregate 6% of the net pre-tax cash flow from operations, excluding HiLand Properties, Inc., up to $1.0 million, and 7.5% of net pre-tax cash flow from operations over $1.0 million.

11.       Supplemental Income Statement Information

During the year ended June 30, 1997, maintenance and repairs expense was $19,606, oil and gas production and severance tax expense was $16,230 and ad valorem tax expense was $11,878.

12.       Oil and Gas Producing Activities (Unaudited)

The following supplemental historical and reserve information is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and Financial Accounting Standards Board Statement
No. 69, "Disclosures about Oil and Gas Producing Activities."

Costs incurred - Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration and development activities for the years ended June 30, 1997, 1996 and 1995 were as follows:

                                  1997          1996             1995

Property acquisition           $       -      $       -           $      -
Exploration                    $       -      $       -           $      -
Development                    $ 242,419      $ 193,782           $ 163,785
                               ---------        ---------           ---------
TOTAL                          $ 242,419      $ 193,782           $ 163,785

Capitalized costs - The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion and amortization at June 30, 1997, 1996 and 1995 were as follows:
                                    1997             1996           1995

Proved properties               $2,276,014        $2,832,693     $2,895,555
Unproved properties                701,188          -                -
                                ----------        ----------     ----------
TOTAL                           $2,977,202        $2,832,693     $2,895,555

Accumulated depreciation,
depletion and amortization         776,547           796,606        821,933
                                ----------         ---------     ----------
                                $2,200,655        $2,036,087     $2,073,622
                                ==========        ==========     ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

The names and ages of all Directors and Executive Officers of the Company as of June 30, 1997 are:

NAME                   AGE             POSITION           DATE OF APPOINTMENT


William G. Vandever     72        Chairman of the Board,      August 15, 1991
                                  President and Chief         Class II
                                  Executive Officer

Joseph T. Howard        40        Executive Vice President    August 15, 1991
                                  Secretary, Director         Class III

Gene C. Howard          71        Director                    August 15, 1991
                                                              Class I

Robert Anderson         46        Director                    July 19, 1996
                                                              Class I

John W. Peterson        72        Director                    April 9, 1992
                                                              Class III

The Corporation's Board of Directors is divided into three (3) classes, with each class as nearly equal in number to all other classes as the then total number of directors constituting the entire board permits. The term of each class is three (3) years, and expires on a staggered three-year basis with all classes. The first class ("Class I") consists of two (2)+ Directors who are nominated for election to a three year term at the 1995 Annual Meeting of Shareholders expiring in 1995; the second class ("Class II") consists of one (1)+ Directors and the term of office of each Director in such class expires in 1997.

Officers of the Company hold office until the meeting of the Board of Directors after the next Annual Meeting of Shareholders or until removed by the Board of Directors. There are no arrangements or understandings among the Officers and Directors pursuant to which any of them were elected as Officers and Directors.

The following information is a brief account of business experience for the past five (5) years of the individuals listed above:

William G. Vandever has served as the Chairman of the Board, Chief Executive Officer and President of Roseland since August 1991. His business experience as a Corporate Chief Executive includes oil and gas, banking, finance, real estate, retailing and insurance. Over the past 15 years, he has drilled over 200 wells in Oklahoma, Texas, Kansas, Arkansas and Ohio.
He served as President of Professional Investors Life Insurance Company ("PILIC"), Bonneville Life Insurance Company, Thurston Fire and Casualty Company, and Progress Life and Accident Company, all insurance companies based in Tulsa, Oklahoma from 1990 - 1992. PILIC was sold to a third party. Mr. Vandever served as a director of EntreCap from 1991 to August 1992 and as a director of Hinderliter Industries, Inc. from 1991 until August 1992. For more than the past five (5) years Mr. Vandever has served as an Officer and/or director of Kansas Energy Corporation, Mohawk Oil and Gas Corporation, Tulsa Petroleum Corporation, and William G.Vandever Company, Inc.

Joseph T. Howard has served as Executive Vice President of Roseland since August, 1991. Mr. Howard was Chief Financial Officer of American Canopy Corporation, a small manufacturing company based in Oklahoma City, Oklahoma from November 1988 until August 1990, when he resigned. American Canopy filed for Bankruptcy under Chapter 11 in the Northern District of Oklahoma on April 11, 1991, and was transferred on May 9,1991, to the Western District of Oklahoma and converted to a Chapter 7, and was closed on September 19, 1991. Mr. Howard was employed by and served on the Board of Directors of Professional Investors Life Insurance Company, a privately held insurance company based in Tulsa, Oklahoma, and Bonneville Life Insurance Company, Thurston Fire and Casualty Company and Progress Life and Accident Company. PILIC was sold to a third party. From October, 1987 to September 1989, Mr. Howard was the Director of corporate affairs for Hinderliter Industries, Inc. Mr. Howard was the owner and operator of Howard Oil Properties, Inc., an oil and gas property consulting firm, from May 1986, to October 1987. Mr. Howard is the son of Gene C. Howard.

Gene C. Howard is the Senior Partner of the law firm of Howard and Widdows, P.C., of Tulsa, Oklahoma, and has been engaged primarily in the private practice of law over the past 35 years. Mr. Howard served in the Oklahoma State Senate from 1964-1982 and was President Pro Tem from 1975-1981. Chairman of the Board of Farmers and Exchange Bank from 1972-199??
Board of Directors of Local Federal Bank of Oklahoma. In addition, he is a Director of the Oklahoma State and Education Employment Group Insurance
Board and presently acts as Chairman of this Board. Mr. Howard served as Director of Entrecap and Hinderliter from 1991 to August of 1992. He is also a Chairman of the Board of Philadelphia Mortgage Trust. The firm of Howard and Widdows, P.C. represents PMT.

Robert Anderson is the President and CEO of Access Wear Plus based in Minneapolis. Prior to forming Access Wear Plus in 1993, Mr. Anderson was Investment Registered Representative from 1976 to 1987 with Midland Management Corp. where he held the position of Vice President of Energy Investments, responsible for structuring investment programs for the oil and gas industry. From 1987 to 1993, he was a Stockbroker with Westonka Investments. Mr. Anderson is currently a Regional Director of Access Development Corporation based in Salt Lake City. Mr. Anderson attended Mesa College, Mesa, Arizona and the University of Minnesota, St. Paul, Minnesota. He is a member of the Univerity of Minnesota M Club.

John W. Peterson has been in the practice of law since 1972 to present. He was an FBI agent from 1951 to 1956; an attorney in the Legal Department of Continental Oil Company and a Vice President from 1956 to 1964; Regional Counsel for General Electric Corporation 1964 to 1968; partner of Harry Helmslee 1970 to 1972; Director of EntreCap International since October 1990 to 1992; Director of Hinderliter Industries 1990 to 1992.


ITEM 10.  EXECUTIVE COMPENSATION

In November 1991 the Company entered into an employment agreement with William G. Vandever for a term of seven (7) years which provides for a base salary of $72,000 together with a bonus equal to 4% of net pre-tax cash flow from operations up to $1.0 million and 5% of net pre-tax cash flow from operations excluding HiLand Properties over $1.0 million. Additionally, the agreement provided for the issuance of 60,000 restricted common shares of the Company valued at $0.10 per share, the trading price as of the date of issue.

In November 1991 the Company entered into an employment agreement with Joseph T. Howard for a term of seven (7) years which provides for a base salary of $45,000 together with a bonus equal to 2% of the net pre-tax cash flow from operations up to $1.0 million and 2.5% of the net pre-tax cash flow from operations excluding HiLand Properties over $1.0 million. Additionally, the agreement provided for the issuance of 60,000 restricted common shares of the Company valued at $0.10 per share, the trading price as of the date of issue.

                                                                   CASH
NAME                   POSITION                  YEAR            COMPENSATION

William G. Vandever    Chairman of the Board     1997                 40,500
                       President, CEO

NOTE:  Accrued and unpaid compensation:          1995                 13,992
                                                 1996                 15,093
                                                 1997                 31,500

The Company pays each of its non-management Directors $250 per meeting plus the reimbursement of out-of-pocket travel costs incurred in attending a meeting. Additionally, Directors are paid $125 for each telephone or committee meeting attended. These fees were waived by the directors in the physical year of 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of June 30, 1997 with respect to each person known to the Company to be the owner and beneficial owner
(as that term is used in Rule 13D-3 under the Securities Exchange Act of 1934) of more than 5% of the common stock and Series A Preferred stock outstanding,
(1) the number of shares owned and beneficially owned (including shares such persons have a right to acquire within 60 days) and (2) the percent of the outstanding shares of common stock and Series A Preferred stock owned and beneficially owned (computed in accordance with such rule) by such persons (assuming acquisitions of shares which such persons have a right to acquire). Except as otherwise indicated in the footnotes below, each of the persons named below has sole voting and investment power with respect to the shares of stock beneficially owned by them.

                Name of                    Number of Shares       Percent
Title of        Beneficial                 Beneficially              of
Class           Owner                      Owned                   Class (1)

Common          Belva Howard(2)            322,245                 6.40%
                4740 S. Yorktown
                Tulsa, OK  74105

                Margaret G. Vandever(3)  1,041,533                 20.70%
                1724 E. 15th St.
                Tulsa, OK  74104

(1)  Based on 5,030,847 shares of common stock outstanding.

(2) Includes 50,000 shares owned by Mrs. Howard's husband of which Mrs. Howard disclaims beneficial ownership.

(3) Includes 210,00 shares owned by Mrs. Vandever's husband of which Mrs. Vandever disclaims beneficial ownership.

(4) On September 20, 1996, Roy Rimmer exchanged his preferred shares for common shares and simultaneously sold those shares to outside parties. Concurrently, the notes outstanding to HOC in the amount of $116,000 were acquired by these same parties which is convertable to common stock at $0.50 per share up to September 15, 1998. This transaction has no effect on the company or its financial statements.

The following table shows, as of June 30, 1997, the total number of shares of Common stock beneficially owned by each officer or director and by all executive officers and directors as a group and the percent of the outstanding shares of such class owned. Each such person has sole voting and investment power with respect to such shares, except as noted below.

               Name of                  Number of Shares        Percent
Title of       Beneficial               Beneficially            of
Class          Owner                    Owned                   Class (1)

Common         William G. Vandever(2)      1,251,533              24.88%
               Gene C. Howard(3)             322,245               6.40%
               John W. Peterson
               Joseph T. Howard              210,000               4.17%
               Robert Anderson                89,000               1.77%

               All officers and
               directors as a group
               (4 persons)                 1,872,778              37.23%


(1)  Based on 5,030,847 shares of common stock outstanding.

(2) Includes 1,041,533 shares of common stock owned by Mr. Vandever's wife, of which Mr. Vandever disclaims beneficial ownership.

(3) Includes 322,245 shares of common stock owned by Mr. Howard's wife, of which Mr. Howard disclaims beneficial ownership.

(4) Includes 210,000 shares of common stock owned by Howard and Leavitt, P.C. of which Mr. Howard ownes 50%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 1993, the Company purchased the building where it previously leased office space. the purchase price of the 2,200 square foot facility was approximately $200,000. The Company assumed a mortgage on the property of approximately $121,000 and issued 789,288 shares of restricted common stock. The property was purchased from Margaret Vandever, the wife of William Vandever, President, Chief Executive Officer and a Director of the Company. The purchase price and terms constituted fair market value had the property been purchased from an unrelated third party.

In January 1993, the Company purchased an interest in an oil and gas lease in Creek County, Oklahoma from South Central Energy for approximately
$65,000. The Company issued 644,490 shares of restricted common stock to South Central Energy as full payment for the interest in the lease. South Central Energy is owned by Margaret Vandever and Belva Howard. Margaret Vandever is the wife of William G. Vandever. Belva Howard is the wife of Gene C. Howard, a Director of the Company and partner in the law firm of Howard and Widdows, counsel to the Company.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Tulsa, Oklahoma, on the 23rd day of October, 1997.

ROSELAND OIL AND GAS, INC.



By:  /s/ William G. Vandever
William G. Vandever
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of October , 1997.

Name:

/S/WILLIAM G. VANDEVER           /S/GENE C. HOWARD
William G. Vandever              Gene C. Howard,
Chairman of the Board,           Director
Chief Executive Officer
and President

/S/JOSEPH T. HOWARD
Joseph T. Howard
Executive Vice President,
Secretary, Director

/S/ROBERT ANDERSON
Robert Anderson, Director

ROSELAND OIL AND GAS, INC.
BALANCE SHEET
JUNE 30, 1997 AND 1996

ASSETS                                                  1997            1996

Current Assets:
Cash and cash equivalents                         $   19,145       $   18,651
Accounts receivable:
Trade                                                147,857          217,830
Related Parties                                            0                0
Notes Receivable:
Trade                                                  1,500           10,252
Related Parties                                            0           40,000
Inventory                                             14,194           40,202
                                                  __________       __________
Total Current Assets                              $  182,696       $  326,935
                                                  __________       __________

Property and equipment, at cost
Oil and gas properties (successful efforts method):
Proved properties (including wells and related
equipment and facilities)                         $2,977,202       $2,832,693
Real Estate holdings
Buildings                                            210,000          210,000
Office and other equipment                            71,537           69,228
                                                  __________       __________
Total property and equipment                       3,258,739        3,111,921
Less accumulated depreciation, depletion,
and amortization                                     865,829          879,710
                                                  __________       __________
Net Property and Equipment                         2,392,910        2,232,211
                                                  __________       __________

Other Assets:
Marketable equity securities of related parties
at lower of cost or market                        $        0       $        0
Notes Receivable; less current portion                     0                0
Other                                                543,322          543,497
                                                  __________        _________
Total other assets                                   543,322          543,497
                                                  __________        _________
Total Assets                                      $3,118,928       $3,103,137
                                                  ==========       ==========
                             (continued)
The acompanying notes are part of these financial statements.

ROSELAND OIL AND GAS, INC.
BALANCE SHEET
JUNE 30, 1997 AND 1996

LIABILITIES & STOCKHOLDERS EQUITY                   1997               1996

Current Liabilities:
Current portion of long-term debt              $    76,440      $    75,090
Accounts Payable                                    92,725          114,404
Oil and gas revenues payable                         1,205           26,979
Accrued income taxes                                     0                0
Other accrued liabilities                                0              765
                                               ___________       __________
Total Current Liabilities                          170,370          217,238

Long-term Debt, less current portion:
Oil and gas revenue payable                    $         0     $          0
Other                                              214,903          243,667
                                                __________      __________
Total Long-term Debt                               214,903          243,667
                                               ___________      ___________

Deferred Income taxes                          $         0      $         0

Stockholders Equity
Series A preferred stock, par
value $.01 per share authorized 10,000,000
shares, issued 200,000 shares                  $         0      $      2,000
Common stock, $.05 par value,
authorized 10,000,000 shares,
issued 5,030,149 shares                            252,108           228,607

Additional paid-in capital                       2,394,834         2,383,715
Stock Subscribed - to be issued                     71,500                 0
Retained earnings                                   69,090            64,570
Treasury stock
(25,340 and 206,393 shares), at cost               (53,877)          (53,877)
                                                ___________      ___________
Total Stockholders' Equity                       2,733,655         2,625,015
                                                ___________      ___________
Total Liability & Stockholders' Equity          $3,118,928        $3,102,643
                                                ==========        ==========
The accompanying notes are part of these financial statements.

ROSELAND OIL AND GAS, INC.
STATEMENTS OF OPERATION
Years ended June 30, 1997, 1996, 1995

Revenues:                                     1997        1996         1995
Oil and gas sales                        $  281,349  $  387,783   $   543,422
Rental Income from operating leases           8,028       8,591        38,456
Overhead recovery fees                      105,419     182,064       171,968
Other                                             0           0             0
                                         __________  __________   ___________
Total Revenues                              394,796     578,438       753,846
Costs and Expenses:
Oil & gas prod, op & dev costs           $  143,772   $  174,119   $  315,604
Abandoned leases                                   0           0            0
Selling, general and administrative exp      120,820     131,027      168,945
Depreciation, depletion and amortization      81,618     166,068      210,703
                                          __________   __________    ________
Total Costs and Expenses                     346,210     471,214      695,252

Operating Income (Loss):                  $   48,586   $  107,224  $   58,593
Non-operating Income (Expenses):
Interest Income                           $       346   $    4,374 $    2,984
Gain (loss) on sale of assets                   5,523      (16,428)    46,203
Other income                                  ( 1,427)     ( 5,136)    49,451
Interest expense                              (13,508)     (18,454)   (26,625)
Litigation costs                                   0            0           0
                                          -----------  -----------  ---------
                                              ( 9,066)  (  35,644)     72,013
Income (loss) from continuing operations
Before provision for income taxes         $    3,9520      71,580  $  130,605
Provision (benefit) for income taxes                0           0           0
                                          ___________   __________ __________
Income from continuing operations         $    39,520   $   71,580 $  130,605
Discontinued operations (note 9)
Loss from operations (less applicable income taxes of $(322,563)
Gain on disposal                                    0            0          0
                                         ____________   __________ __________
Net Income (loss)                        $     39,520   $   71,580 $  130,605
Earnings (loss) per common share:
Continuing operations Income (loss)             $0.01        $0.02      $0.01
Net income (loss) per share
continuing operations                           $0.01        $0.02      $0.01

Discontinued operations
Loss from operations                                0            0       0.00
Gain on disposal                                    0            0       0.10
Net income (loss) per share                     $0.01        $0.02      $0.10

The accompanying notes are part of these financial statements

ROSELAND OIL AND GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
June 30, 1997, 1996 and 1995
                        Cumulative Common      Common     Additional             STOCK        PREFERRED          TOTAL
                        Preferred  Shares      Stock      Paid-In     RETAINED   SUBSCRIPTION DIVIDEND TREASURY  STOCKHOLDERS'
                           Stock   Outstandig  Par Value  Capital     EARNINGS   RECEIVABLE   PAYABLE  STOCK     EQUITY
                        ---------- ----------  ---------- ----------- ---------- ------------ -------- --------- --------------
Balance, June 30, 1992  $   30,000 $ 4,242,430 $  212,122 $ 4,201,914 $  573,081 $  (109,216) $      0 $ (53,877 $   4,854,024
Reverse Adjustment               0           0          0           0          0           0         0         0             0
Purchase of Bluehawk,
Fields, December 31, 1992        0      75,000      3,750      33,750          0           0         0         0        37,500
Purchase of Building             0     789,280     39,464      39,464          0           0         0         0        78,928
Issuance of common
stock for services               0     610,000     30,500           0          0           0         0         0        30,500
Purchase of Peterson
Fields, January 31, 1993         0     644,500     32,225      32,225          0           0         0         0        64,450
Transfer of HOC
Wells, January 31, 1993      2,000           0          0     198,000          0           0         0         0       200,000
Retire 183,000 shares            0    (183,000)    (9,150)     (9,150)         0           0         0         0       (18,300)
Preferred Dividend to Entrecap   0           0          0           0          0           0  (435,689)        0      (435,689)
Stock Subscription Receivable    0           0          0           0          0    (128,284)        0         0      (128,284)
Dividend of PMT stock            0           0          0     151,000          0           0         0         0       151,000
Net Income, year
ended June 30, 1993              0           0          0           0 (1,306,848)          0         0         0    (1,306,848)
                        __________  ___________   _______ ___________ ___________ ___________  _________ ____________________
Balance, June 30, 1993  $   32,000 $ 6,178,210  $ 308,911 $ 4,647,203 $( 733,767)  $(237,500)$(435,689) $(53,877) $  3,527,281
Purchse of well                  0      24,000      1,200       4,800          0           0         0         0         6,000
Correct Transfer
Agent error                      0      97,060      4,853           0          0           0         0         0         4,853
Retire 17,000 shares             0     (17,000)      (850)          0          0           0         0         0          (850)
Net Income, Year
ended, June 30, 1994             0           0          0           0    624,150           0         0         0       624,150
Settlement of Entrecap
Bankruptcy, 8/22/93        (30,000) (1,980,121)   (99,006) (2,388,438)         0     237,500   435,689         0    (1,844,255)
                         __________  __________ __________  _____________________  ___________ ___________________ ___________
Balance, June 30, 1994   $   2,000 $ 4,302,149 $  215,108  $2,263,565  $(109,617) $        0 $     0  $(53,877) $  2,318,179
Preferred dividend               0           0          0           0    (20,000)          0       0         0       (20,000)
Net Income, year
ended June 30, 1995              0           0          0           0    130,605           0       0         0       130,605
                         __________  __________ ___________ __________  __________ __________ ________ __________  _________
Balance June 30, 1995    $   2,000 $ 4,302,149 $   215,103 $2,263,565  $     988  $        0 $     0 $ (53,877)  $ 2,427,784
Preferred dividend               0           0           0          0     (7,998)          0       0         0      (  7,998)
Sale of stock-
Private Placements               0     270,000      13,499    120,150          0           0       0         0       133,649
Net income, year
ended June 30, 1996              0           0           0     71,580     71,580           0       0         0        71,580
                        ----------  ----------  ---------- ----------- ---------- ----------- ------   ---------- ----------
Balance June 30, 1996   $    2,000 $ 4,572,149 $   228,607 $2,383,715  $  64,570  $        0 $     0  $(53,877)  $ 2,625,015
                        ==========  ========== =========== ==========  ========== ========== =======  =========  ===========
Preferred dividend               0           0           0          0    (35,000)          0  35,000         0             0
Conversion of referred
to common                   (2,000)    400,000      20,000     13,500          0           0       0         0        31,500
Conversion of Dividend
Pay to Stock                     0      58,698       3,500      4,769          0           0 (35,000)        0       (26,731)
Sale of Stock -
private placements               0           0           0          0          0      71,500       0         0        71,500
Sale of stock
10% Commission                   0           0           0     (7,150)         0           0       0         0        (7,150)
Net income, year
ended June 30, 1997              0           0           0          0     39,520           0       0         0        39,520
                        ---------- -----------  ---------- ---------- ----------- ---------- -------   --------   ----------
Balance June 30, 1997   $        0 $ 5,030,847  $  252,107 $2,394,834  $  69,090   $  71,500 $     0  $(53,877)   $2,733,654
                        ====================================================================================================

The accompaning notes are a part of these financial statements


ROSELAND OIL AND GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1997, 1996, 1995

                                                  1997      1996     1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                             $  39,520  $  71,580 $ 130,605
Adjustments to reconcile net income (loss)
to cash provided (used) by operating
activities:
Depreciation, depletion and amortization         81,618    166,068   210,703
Abandonment of oil and gas properties
(Gain) loss from sale of assets                  (5,523)    16,428   (46,202)
Provision (benefit) for deferred income tax
Change in assets and liabilities
(Increase) in accounts receivable                69,973    (14,981)  (29,118)
(Increase) in notes receivable                   48,752      8,548    46,102
(Increase) decrease in current assets           144,239    (11,287)  (42,588)
(Increase) decrease in other assets                 175    265,912   (95,511)
Increase (decrease) in accounts payable         (21,679)  (126,807)   73,273
Increase (decrease) in oil and gas
revenues payable                                (25,774)  (129,732)  (90,903)
Increase (decreased) in accrued and
deferred income taxes                                 0          0   (32,143)
Income (decrease) in other accrued
liabilities                                        (765)       278      (230)
Net cash provided (used) by operating
activities                                     $ 330,536 $ 246,007 $ 101,199

Cash flows from investing activities:
Proceeds from disposal property and equipment  $ 120,047 $ 147,031 $ 141,591
Purchase of property and equipment              (242,419) (193,782) (119,015)
Loans to related parties                               0         0         0
Net cash provided (used) by investing
activities                                     $(122,372)$ (46,751)$  22,576

Cash flows from financing activities:
Issuance of common stock                       $  64,350 $ 133,650 $       0
Retirement of common stock                      (230,533)        0         0
Issuance of preferred stock                            0         0         0
Dividend payment                                       0   (11,000)  (20,000)
Additional debt                                  136,348    52,510         0
Payments on debt                                (177,835) (367,176) (109,768)
Net cash provided (used) by financing
activities                                     $(207,670)$(192,016)$(129,768)

Net increase (decrease) in cash and
cash equivalents                               $     494 $   7,240 $  (5,992)

Cash and cash equivalents, beginning of year      18,651    11,411    17,402

Cash and cash equivalents, end of year         $  19,145 $  18,651 $  11,410

The accompanying notes are part of these financial statements

Results of Operations - The results of operations from oil andgas producing activities for the years ended June 30, 1997, 1996 and 1995 were as follows:



                                          1997         1996        1995
                                       --------      --------    --------
Revenues from unaffiliated customers   $386,768      $569,847    $715,390
                                       --------      --------    --------
Production costs                        143,772       174,119     315,604
Exploration expenses                          0             0           0
Abandonments                                  0             0           0
Depreciation, depletion and
amortization                             81,618       166,068     210,703
                                        -------       -------     -------
                                        225,390       340,187     526,307
                                        -------       -------     -------
Results before income taxes             161,378       229,660     189,083

Provision for income taxes                    0             0           0
                                        -------       --------    -------
Results of operations (excluding
corporate overhead and interest
expenses)                              $161,378      $229,660    $189,083
                                       ========      ========    ========

Estimated quantities of proved oil and gas reserves - The following estimates of changes in the Company's net proved developed and undeveloped oil and natural gas reserves during the years June 30, 1997, 1996 and 1995 were made by an independent reservoir engineer. Reserves estimates are based on a complex and highly interpretive process which is subject to continuous revisions as additional production and development drilling information becomes available. The quantities reported below are only those amounts which the Company can reasonably expect to recover from known reservoirs under existing economic and operating conditions using current prices and operating conditions using current prices and operating costs. All oil and gas reserves reported are located in the United States, principally in the states of Texas and Oklahoma. The Company does not have any long term supply contracts with foreign government or reserves of equity investees.


                                                                  Oil and
                                 Natural Gas                     Condensate
                                   (MCF)                           (Bbls)
Proved developed and
undeveloped reserves:   1997        1996       1995        1997      1996       1995

Beginning of year    $8,509,748  $3,611,014  $2,548,727  $103,178  $104,614  $ 89,714
Revisions of previous
estimates               (23,473)  6,182,646   1,373,635   (18,351)   26,871    10,344
Purchases of reserves
in place                      0           0     109,536         0         0    26,245
Extensions and
discoveries                   0           0           0         0         0         0
Production             (285,640)   (282,897)   (259,798)  (22,919)  (10,467)  (12,937)
Sales of reserves
in place                 (1,817) (1,001,015)   (160,906)   (7,570)  (17,840)   (8,752)

End of year          $8,198,818  $8,509,748  $3,611,014   $ 54,338  $103,178 $104,614

Proved developed
reserves:

Beginning of year    $8,509,748  $3,611,014  $2,548,727   $103,178  $104,614 $ 87,535
End of year             819,818   8,509,748   3,611,014     54,388   103,178  104,614



Standardizing measure of discounted future net cash flows relating to proved reserves - The standardized measure of discounted future net cash flows was calculated by applying current year-end prices, considering fixed and determinable price changes only to the extent provided by contractual arrangements or law, estimated future production, less future expenditures (based on current costs) to be incurred in developing proved undeveloped and proved producing oil and gas reserves, and future income taxes. The resulting future net cash flows were discounted using a rate of 10% per annum. (1)

The standardized measure of discounted net cash flow amounts contained in the following tabulation does not purport to represent the fair market value of the Company's oil and gas properties. No value has been given to unproved properties and reserves not yet established as proved by drilling or producion history. There are significant uncertainties inherent in estimating timing and amount of future costs. In addition, the method of valuation utilized, based on current prices and costs and the use of 10% discount rate, is not necessarily appropriate for determining fair value. (2)

The following is the estimated standardized measure relating to proved oil and gas reserves at June 30, 1997, 1996, and 1995: (1)


                                  1997             1996           1995

Future cash inflows            $20,052,787      $20,471,326    $ 5,469,778
Future production costs        (3,377,904)      (3,377,904)    (1,791,360)
Future development costs       (2,032,525)      (2,032,525)      (100,000)
Future severance tax expenses  (1,526,523)      (1,526,523)      (394,843)


Future net cash flows           $13,115,835      $13,534,374    $ 3,183,575

Ten percent annual discount
for estimated timing of net
cash flows                      $ 4,813,392      $ 4,813,392    $ 1,238,237

Standardized measure of
discounted future net
cash flows                      $ 8,302,443      $ 8,720,982    $ 1,945,338


Following is an analysis of changes in the estimated standardized measure of proved producing during the years ended June 30, 1997, 1996, 1995: (2)
                                      1997              1996         1995
Standardized measure, beginning
of year                         $  831,900        $1,662,798     $2,403,704
Sales of oil and gas produced     (281,348)         (387,783)      (543,422)

Net changes in prices and
production costs                $        0        $ (174,119)    $ (315,604)
Extensions and discoveries      $        0        $        0     $        0
Revisions of previous quantity
estimates                       $   18,922        $  (83,877)    $   34,510
Accretion of discounts          $        0        $        0     $        0
Net change in income taxes      $        0        $        0     $        0
Purchases of reserves in place  $        0        $        0     $  271,597
Sales of reserves in place      $ (156,112)       $ (185,119)    $ (192,987)
Other                           $        0        $        0     $        0

Standardized measure,
end of year                     $  413,362        $   831,900    $1,662,798

ROSELAND OIL AND GAS, INC.
SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITER,
PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
YEARS ENDED JUNE 30, 1997, 1996 AND 1995



            COLUMN A             COLUMN B   COLUMN C       COLUMN D              COLUMN E

                                 Balance at                Deductions            Balance at
Year Ended                       beginning             Amounts   Amounts         end of year
June 30,    Name of Debtor       of year    Additions  Collected Written off  Current  Not Current

1997

1996 Philadelphia Mortgage Trust $ 254,283             $254,283

1995 Philadelphia Mortgage Trust $ 280,881             $ 26,598                $58,800 $195,483

1994 Philadelphia Mortgage Trust $ 309,992 (a)         $ 29,111                $58,800 $222,081



(a)  Mortgage note receivable on sale of Oklahoma City property



ROSELAND OIL AND GAS, INC.
SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES - NOT CURRENT
YEAR ENDED JUNE 30, 1997

COLUMN A     COLUMN B    COLUMN C   COLUMN D   COLUMN E   COLUMN F   COLUMN G     COLUMN H   COLUMN I

                          Indebtedness of                             Indebetedness
            Balance at                         Balance   Balance at                           Balance
  Name      Beginning                          at End    Beginning                            at End
of Person    of Year     Additions  Deductions of Year   of Year      Additions    Deductions of Year

Year ended June 30, 1997
Houston Oper. Co.
Loan Buy-Out   0          121,922      3,162    118,760

Year ended June 30, 1996

ROSELAND OIL AND GAS, INC. AND SUBSIDIARY
SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
YEARS ENDED JUNE 30, 1997,1996, AND 1995
COLUMN A                          COLUMN B     COLUMN C   COLUMN D      COLUMN E       COLUMN F
                                  Balance at                                           Balance at
                                  Beginning    Additions                Other          End
Description                       of Year      at Cost    Retirements   Changes        of Year


Year ended June 30, 1997:
Proved oil and gas properties    $ 2,611,557  $ 242,419   $   (97,909)  $(701,188)     $ 2,054,879
Unproved oil and gas properties                                           701,188          701,188
Gas Gathering System                 221,136                                               221,136
Property on operating leases and
held for leases:
Land
Buildings
Office and other equipment            69,228      2,308                                     71,536
Office Building                      210,000                                               210,000
                                 -----------   --------   ------------    ---------     -----------
                                  $3,111,921  $ 244,729   $   (97,909)   $       0     $ 2,258,739

Year ended June 30, 1996:
Proved oil and
gas properties                    $2,647,554  $ 181,104   $   253,601    $   36,500    $ 2,611,557
Unproved oil and
gas properties
Gas Gathering System                 248,000      9,636                     (36,500)(c)    221,136
Property on operating
leases and held for leases:
Land
Buildings
Office and other equipment            66,186      3,042                                     69,228
Office Building                      210,000                                               210,000
                                  ----------    --------  ------------    -----------  ----------
                                  $3,171,740   $193,782   $   253,601     $       0    $ 3,111,921

Year ended June 30, 1995:
Proved oil and gas
properties                         2,814,511    169,470       336,427       (43,671)(a)  2,647,554
Unproved oil and
gas properties
Gas Gathering System                 248,000                                               248,000
Property on operating
leases and held for leases:
Land                                                                       (660,000)(b)
Buildings                                                                (1,951,563)(b)
Office and other equipment            66,186                                                66,186
Office Building                      210,000                                               210,000
                                  ----------   --------    ---------     -----------   -----------
                                  $3,338,697   $169,470     $336,427    $(2,655,234)   $ 3,171,740




ROSELAND OIL AND GAS, INC. AND SUBSIDIARY
SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
PROPERTY, PLANT AND EQUIPMENT
YEARS ENDED JUNE 30, 1996, 1995, AND 1994



COLUMN A                           COLUMN B    COLUMN C   COLUMN D     COLUMN E       COLUMN F
                                               Additions
                                   Balance at  Charged to                                    Balance at
                                   Beginning   Costs and               Other            End
Description                        of Year     Expenses   Retirements  Changes        of Year


Year ended June 30, 1997:
Proved oil and gas properties      $796,606    $ 73,161   $ 95,498                  $774,269
Property on operating leases and
held for leases:
Office Building                      21,244       6,666                               27,910
Office and other equipment           61,860       1,791                               63,651
                                    -------      -------  ---------     --------      --------
                                   $879,710    $ 81,618   $ 95,498      $      0    $865,830

Year ended June 30, 1996:
Proved oil and gas properties       821,933     126,162    151,489                   796,606
Property on operating leases and
held for leases:
Office Building                      14,577       6,667                               21,244
Office and other equipment           56,363       5,497                               61,860
                                    -------     -------    ---------     --------     --------
                                   $892,873    $138,326    $151,489      $      0   $879,710

Year ended June 30, 1995:
Proved oil and gas properties      $876,058    $160,467    $214,590      $      0   $821,933
Property on operating leases and
held for leases:
Office Building                       7,911       6,666                               14,577
Office and other equipment           50,865       5,498            0            0     56,363
Year ended June 30, 1992:           --------    --------    --------       --------  ---------
Proved oil and gas properties       $934,834   $172,631     $214,590(a)    $    0   $892,873



INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Roseland Oil & Gas, Inc.

We have audited the accompanung consolidated balance sheet of Roseland Oil and Gas, Inc. as of June 30, 1997 and 1996 and the related consolidated statements of operations, changes in Stockholders equity and cash flows, and the schedules listed in Item 7 of this Form 10-K for the years then ended. These consolidated fiinancial statements and schedules are the responsibilities of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, those standards require that we plan and perform the audit to obtain reasonable assurance about examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement Presentation. We belive that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roseland Oil and Gas, Inc. as of June 30, 1997, and 1996, and the consolidated financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therin.



Wm Matthews, C.P.A.,S.C.
Elm Grove, Wisconsin
September 28, 1997



/s/Wm Matthews
--------------