Form 10KSB/A
period 1997-06-30
ROSELAND OIL & GAS INC
filed 1998-01-21
CIK 319156

[ARTICLE] 5
[MULTIPLIER] 1000

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          JUN-30-1997
[PERIOD-END]                               JUN-30-1997
[CASH]                                              19
[SECURITIES]                                         0
[RECEIVABLES]                                      150
[ALLOWANCES]                                         0
[INVENTORY]                                         14
[CURRENT-ASSETS]                                   183
[PP&E]                                            3258
[DEPRECIATION]                                     866
[TOTAL-ASSETS]                                    3119
[CURRENT-LIABILITIES]                              170
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                           252
[OTHER-SE]                                        2410
[TOTAL-LIABILITY-AND-EQUITY]                      3119
[SALES]                                             77
[TOTAL-REVENUES]                                   116
[CGS]                                                0
[TOTAL-COSTS]                                       99
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                  14
[INCOME-PRETAX]                                      3
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  3
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                         3
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0