Form 10QSB
period 1997-09-30
ROSELAND OIL & GAS INC
filed 1998-01-21
CIK 319156

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-QSB


                     Quarterly Report Under Section 13 or 15(d) of
                          The Securities Exchange Act of 1934


                     For the Three Months Ended September 30, 1997

                             Commission File Number 0-9355

                              ROSELAND OIL AND GAS, INC.
                (Exact name of registrant as specified in its charter)

                                 1724 East 15th Street
                                Tulsa, Oklahoma  74104
                               Telephone:(918) 742-0028

                         Incorporated in the State of Oklahoma

                                  IRS No. 87-0352095

              Securities registered pursuant to Section 12(g) of the Act:

                                    TITLE OF CLASS

                        Common Stock (par value $.05 per share)

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       (1)            Yes   [X]                    No     [ ]


       (2)            Yes   [X]                    No     [ ]

     Indicate the number of shares outstanding od each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $.05 Par Value - 5,030,847 shares as of September 30, 1997.


                                    ROSELAND OIL AND GAS, INC.
                                         TABLE OF CONTENTS

PART I

   ITEM 1.   Financial Statements

             Balance Sheets - September 30, 1997 and June 30, 1997
                  ASSETS . . . . . . . . . . . . . . . . . . . . . . . . F-1
                  LIABILITES & STOCK HOLDERS EQUITY. . . . . . . . . . . F-2

             Statements of Operations - Income (Loss)
             for the three months ended September 30,
             1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . F-3

             Consolidated Statements of Changes - Stockholder's Equity
             the three months ended September 30, 1997 . . . . . . . . . F-4

             Statement of Cash Flows
             for the three months ended
             September 30, 1997. . . . . . . . . . . . . . . . . . . . . F-5

             Notes to Unaudited Financial
             Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .6

   ITEM 2.   Management's Discussion and Analysis. . . . . . . . . . . . . .6

PART II

   ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .7

   ITEM 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . .7

   ITEM 3.   Defaults upon Senior Securities . . . . . . . . . . . . . . . .7

   ITEM 4.   Submission of Matters to a Vote of Security
             Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . .7

   ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . .7

   ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .7

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8



                            ROSELAND OIL AND GAS INC. AND SUBSIDIARIES
                              NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                        SEPTEMBER 30, 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by Roseland Oil and Gas, Inc. (the "Company" or "Roseland") are set forth in Note 2 to the Company's financial statements in its June 30, 1997, Form 10-KSB and should be read in conjunction with the consolidated financial statements for the three months ended September 30, 1997, contained herein.

     The financial statements included herein as of September 30, 1997, and the three month period ended September 30, 1997 have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

     The prior year financial statements have been restated to conform with current year presentation.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

     Gross revenues for the three months ended September 30 decreased from $116,000 in 1996 to $ 44,000 in 1997 primarily due to the sale of several wells which were reaching their economic limit.

     Oil and gas production, operating and development costs decreased from $42,000 (54% of oil and gas sales) in 1996 to $19,000 (47% of oil and gas sales) in 1997. Selling, general and administrative expenses decreased from $36,000 in 1996 to $30,000 in 1997 due to cost control.

     Operating income and net income decreased from $3,000 in 1996 to a loss of ($ 5,000) in 1997 due to sale of several wells.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used from its operating activities $2,000 of net cash, $33,000 was received from the sale of stock, $2,000 of net cash from the payment of notes receivable, of which $13,000 was paid on borrowings and the remainder for the purchase of property and equipment of $25,000.

     The Company's total long term debt at September 30, 1997 was $278,000 of which $69,000 was classified as current. This compares to total long term debt of $291,000 outstanding at June 30, 1997 of which $76,000 was classified as current.

                                    PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

     An action was filed against certain directors of a former subsidiary of Roseland Oil and Gas, Inc., alleging that the settlement entered into breached a duty to the creditors of that subsidiary and the directors are liable for the debt of this creditor. Roseland Oil and Gas, Inc. has an indemnification agreement to pay defense and pay any judgement of the directors since the settlement was directed by Roseland Oil and Gas, Inc. The amount in question is $65,000 plus interest, plus cost of defense. Roseland Oil and Gas, Inc. attorneys have advised that Roseland Oil and Gas, Inc. exposure beyond the cost of defense, is minimal.

ITEM 2.  CHANGES IN SECURITIES

     On September 5, 1997 Roseland amended its Certificate of Incorporation with the Secretary of State of Oklahoma to increase the aggregate number of authorized shares of common stock from 10,000,000 shares to 50,000,000 shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

     Subsequent Events:

     A Definitive Agreement for an interest in a drilling prospect has been executed in exchange for Roseland Stock. Whereby Calvin Wallen III will transfer a working interest in a lease for 12,500,000 shares of Common Stock. This would substantially change control of the company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None.

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  ROSELAND OIL AND GAS, INC.


DATE:  January 21, 1998                 BY:       ___________________________
                                                     William G. Vandever
                                                          President

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   ROSELAND OIL AND GAS, INC.


DATE:  January 21, 1998                    BY:  /S/William G. Vandever
                                                   William G. Vandever
                                                        President


   ROSELAND OIL AND GAS,INC.
   BALANCE SHEET
   SEPTEMBER 30, 1997 AND JUNE 30, 1997
   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                             ASSETS                   SEPT 30       JUNE 30
                                                        1997          1997


Current Assets:
   Cash and cash equivalents                    $         14  $         19
   Accounts receivable:
        Trade                                            151           148
        Related Parties                                    0             0
   Notes Receivable:
        Trade                                              0             2
        Related Parties                                    0
   Inventory                                              33            14
                                                ------------       --------
                    Current Assets                       198           183
                                                ------------       --------
Property and equipment, at cost
   Oil and gas properties:
   (successful efforts method):
        Proved properties
        (including wells and related
         equipment and facilities)              $      3,000   $     2,977

        Real Estate holdings
             Buildings                                   210           210
   Office and other equipment                             73            71
                                                -------------  ------------
                  Total property and equipment         3,283         3,258

   Less accumulated depreciation
   depletion, and amortization                           866           866
                                                -------------  ------------
                  Net Property and Equipment           2,417         2,392
                                                -------------  ------------
Other Assets:
   Marketable equity securities of
   related parties at lower cost or market      $          0   $         0
   Notes Receivable; less current portion                  0             0
   Other                                                 602           544
                                                -------------  ------------
                   Total Other Assets                    602           544
                                                -------------  ------------
                   Total Assets                 $      3,217         3,119
                                                =============  ============


                                (continued)

The accompanying notes are part of these financial statements.



   ROSELAND OIL AND GAS,INC.
   BALANCE SHEET
   SEPTEMBER 30, 1997 AND JUNE 30, 1997
   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


    LIABILITIES & STOCKHOLDERS EQUITY               SEPT 30       JUNE 30
                                                      1997          1997

Current Liabilities:

   Current portion of long-term debt           $         69  $         76
   Accounts Payable                                     176            93
   Oil and gas revenues payable                           1             1
   Accrued income taxes                                   0             0
   Other accrued liabilities                              0             0
                                               -------------  ------------
         Total Current Liabilities                      246           170
                                               -------------  ------------

Long-term Debt, less current portion:
   Oil and gas revenue payable                  $         0             0
   Other                                                209           215
                                               -------------  ------------
                     Total Long-term Debt               209           215
                                               -------------  ------------

Deferred Income taxes                           $         0 $           0

Stockholders Equity
   Series A preferred stock,
   par value $.01 per share                     $         0 $           0
   authorized 10,000,000 shares,
   issued -0- shares                                      0             0
   Common stock, $.05 par value,
   authorized 50,000,000 shares,
   issued 5,030,847 shares                              252           252
   Additional paid-in capital                         2,391         2,395
   Stock Subscribed - to be issued                      110            72
   Retained earnings                                     63            69
   Treasury stock (25,340 shares),
   at cost                                              (54)          (54)
                                                ------------- ------------
           Total Stockholders' Equity                 2,762         2,734
                                                ------------- ------------
           Total Liability & Stockholders' Equity     3,217         3,119
                                                ============= ============


The accompanying notes are part of these financial statements


                                                  F-2

   ROSELAND OIL AND GAS, INC.
   STATEMENTS OF OPERATION
   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
   (In thousands, except per share amounts)

                                                      THREE MONTHS ENDING
                                                          September 30,

                                                      1997          1996


   Oil and gas sales                           $        40   $        77
   Overhead recovery fees                                4            39
                       Total Revenues                   44           116

Costs and Expenses:
   Oil and gas production, operating
       and development costs                   $        19   $        42
   Abandoned leases
        Selling, general and
        administrative expenses                         30            36
        Depreciation, depletion and amortization         0            35

                       Total Costs and Expenses         49           113

Operating Income (Loss):                       $        (5)  $         3

Non-operating Income (Expenses):
   Interest Income                             $         0   $         0
   Gain (loss) on sale of assets                         0             0
   Other income                                          0             0
   interest expense                                      0             0

Income before provision for income taxes       $       (5)   $         3

Provision (benefit) for income taxes                    0              0

Net Income (loss)                              $       (5)   $         3

EARNINGS (LOSS) PER COMMON SHARE:              $        0    $         0

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:         5,031          5,031


The accompanying notes are part of these financial statements


                                                   F-3

   ROSELAND OIL AND GAS, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   September 30, 1997


                       Cumulative    Common   Common     Additional             Stock       Preferred             Total
                        Preferred    Shares    Stock       Paid-In   Retained   Subscripts  Dividend   Treasury  Stockholder
                         Stock         O/S   Par Value    Capital    Earnings   Receivable  Payable    Stock       Equity


Balance, June 30, 1996   $ 2,000  4,572,149  $ 228,607  $ 2,383,715  $ 64,570   $        0  $       0  $(53,877) $ 2,625,015
Preferred dividend             0          0          0            0   (35,000)           0     35,000         0            0
Conversion of Preferred
to Common                 (2,000)   400,000     20,000       13,500                                                   31,500
Conversion of Dividend
Pay to Stock                   0     58,698      3,500        4,769                           (35,000)               (26,731)
Sale of stock -
  Private Placements           0          0          0            0         0       71,500          0         0       71,500
  Sale of stock-10% Commission                  (7,150)                                                               (7,150)
Net income,
year ended June 30, 1997       0          0          0            0    39,500            0          0         0       39,520
Balance, June 30, 1997   $     0  5,030,847  $ 252,107  $ 2,394,834  $ 69,090   $   71,500  $       0  $(53,877) $ 2,733,654

Sale of stock -
  Private Placements           0          0          0            0         0       38,500          0         0       38,500
  Sale of stock-10% Commission                               (3,850)                                                  (3,850)
Net income,
quarter ended Sept. 30, 1997   0          0          0            0    (5,676)           0          0         0       (5,676)
Balance,
September 30, 1997       $     0  5,030,847  $ 252,107  $ 2,390,984  $ 63,414    $ 110,000   $      0  $(53,877) $ 2,762,628

The accompanying notes are part of these financial statements




   ROSELAND OIL AND GAS, INC. AND SUBSIDIARY
   STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
   UNAUDITED

                                                                 THREE MONTHS
                                                                 ENDED
                                                                 SEPT. 30
                                                                 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $    (5)
   Adjustments to reconcile net income (loss)
   to cash provided (used) by operating activities:
   Depreciation, depletion and amortization                         0

   (Gain) loss from sale of assets                                  0
   Provision (benefit) for deferred income tax
   Change in assets and liabilities
    (Increase) in accounts receivable                              (3)
    (Increase) in notes receivable                                  0

   (Increase) decrease in other assets                            (77)
   Increase (decrease) in accounts payable                         83

   Net cash provided (used) by operating activites             $   (2)

Cash flows from investing activities:
   Proceeds from disposal property and equipment               $    0
   Purchase of property and equipment                             (25)
   Loans to related parties                                         0
   Net cash provided (used) by investing activities            $  (25)

Cash flows from financing activities:
   Issuance of common stock                                    $   33
   Retirement of common stock                                       0
   Issuance of preferred stock                                      0
   Dividend payment                                                 0
   Additional debt                                                  2
   Payments on debt                                               (13)
   Net cash provided (used) by financing activites             $   22

Net increase (decrease) in cash and cash equivalents           $   (5)

Cash beginning of period                                           19

Cash at end of period                                          $   14

The accompanying notes are part of these financial statements

                                    F-5