Form 10QSB
period 1997-12-31
ROSELAND OIL & GAS INC
filed 1998-05-15
CIK 319156

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of
    1934


                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

             For the transition period from ____________ to _____________


                            COMMISSION FILE NUMBER 0-9355

                              ROSELAND OIL AND GAS, INC.

                (Exact name of registrant as specified in its charter)

              OKLAHOMA                                 87-0352095

   (State or other jurisdiction of          (IRS Employer Identification No.)
          incorporation)

                          1720 NORTHWEST HIGHWAY, SUITE 320
                                 GARLAND, TX   75041

                       (Address of principal executive offices)

                                    (972) 686-0369

                   (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [ ]        No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         COMMON STOCK, $.05 PAR VALUE - 17,530,847 SHARES AS OF MAY 1, 1998.

Transitional Small Business Disclosure Format (Check one):   Yes  [ ]   No  [X]

                              ROSELAND OIL AND GAS, INC.

                                  TABLE OF CONTENTS


                           PART I  -- FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS


     Condensed Balance Sheets
      As of December 31, 1997                                                  3

     Condensed Statements of Operations
      For the three and six months ended December 31, 1997 and 1996            5

     Condensed Statement of Cash Flows
      For the three and six months ended December 31, 1997                     7

     Notes to Condensed Unaudited Financial Statements                         8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                                 9


                            PART II  -- OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS                                                 10

  ITEM 2.   CHANGES IN SECURITIES                                             10

  ITEM 5.   OTHER INFORMATION                                                 10

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  11



            SIGNATURES                                                        11

PART I. FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                              ROSELAND OIL AND GAS, INC.


                               CONDENSED BALANCE SHEET
              For the Period Ending December 31, 1997 and June 30, 1997
                                      Unaudited
                       (in thousands, except per share amounts)


                                        ASSETS

                                           Period Ending      Period Ending
                                         December 31, 1997    June 30, 1997
CURRENT ASSETS:
   Cash and cash equivalents                   $      1         $     19
   Accounts receivable                              151              148
   Notes Receivable (current portion)                 0                2
   Inventory                                         31               14
                                               --------         --------
          CURRENT ASSETS                            183              183
                                               --------         --------

PROPERTY AND EQUIPMENT, AT COST:
   Oil and gas properties                      $  3,146         $  2,977
   Real Estate holdings-Buildings                     0              210
   Office and other equipment                        72               71
                                               --------         --------
          TOTAL PROPERTY AND EQUIPMENT            3,218            3,258

   Less accumulated depreciation,
     depletion, and amortization                    885              866
                                               --------         --------
          NET PROPERTY AND EQUIPMENT              2,333            2,392
                                               --------         --------
OTHER ASSETS:
   Other                                            600              544
                                               --------         --------
          TOTAL OTHER ASSETS                        600              544
                                               --------         --------
          TOTAL ASSETS                         $  3,116         $  3,119
                                               --------         --------
                                               --------         --------



                                     (continued)

            THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                              ROSELAND OIL AND GAS,INC.

                               CONDENSED BALANCE SHEET
              For the Period Ending December 31, 1997 and June 30, 1997
                                      Unaudited
                       (in thousands, except per share amounts)



                          LIABILITIES & STOCKHOLDERS EQUITY

                                                 Period Ending     Period Ending
                                               December 31, 1997   June 30, 1997
CURRENT LIABILITIES:
   Current portion of long-term debt                   $    23        $    76
   Accounts Payable                                        188             93
   Oil and gas revenues payable                              0              1
                                                       -------        -------
       TOTAL CURRENT LIABILITIES                           211            170
                                                       -------        -------

Oil and gas revenue payable                            $     4        $     0
Other                                                       98            215
                                                       -------        -------
          TOTAL LONG-TERM LIABILITIES                      102            215
                                                       -------        -------

STOCKHOLDERS EQUITY
   Series A preferred stock, par value $.01 per share
     authorized 10,000,000 shares, issued -0- shares   $     0        $     0
   Common stock, $.05 par value, authorized
     50,000,000 shares, issued 17,530,847 shares           877            252
   Additional paid-in capital                            1,891          2,395
   Stock Subscribed - to be issued                         110             72
   Retained earnings                                       (21)            69
   Treasury stock (25,340 shares),at cost                  (54)           (54)
                                                       -------        -------
       TOTAL STOCKHOLDERS' EQUITY                        2,803          2,734
                                                       -------        -------
       TOTAL LIABILITY & STOCKHOLDERS' EQUITY          $ 3,116        $ 3,119
                                                       -------        -------
                                                       -------        -------



            THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                              ROSELAND OIL AND GAS, INC.

                               STATEMENTS OF OPERATION
                For the Three Months Ended December 31, 1997 and 1996
                                      Unaudited
                       (in thousands, except per share amounts)



                                                      For the Three       For the Three
                                                      Months Ending       Months Ending
                                                    December 31, 1997   December 31, 1996
REVENUE:
   Oil and gas sales                                  $        45         $        82
   Overhead recovery fees                                       0                  22
                                                      -----------         -----------
TOTAL REVENUES                                                 45                 104

COSTS AND EXPENSES:
   Oil and gas production, operating
      and development costs                                    35                  31
   Selling, general and administrative expenses                16                  35
   Depreciation, depletion and amortization                    24                  30
                                                      -----------         -----------
          TOTAL COSTS AND EXPENSES                             75                  96

OPERATING INCOME (LOSS)                               $       (30)        $         8

NON-OPERATING INCOME (EXPENSES):
   Gain (loss) on sale of assets                              (28)                  0
   Other income                                               (37)                  0
                                                      -----------         -----------
          TOTAL NON-OPERATING INCOME (EXPENSE)                (65)                  0


INCOME (Loss) BEFORE PROVISION FOR INCOME TAXES       $       (95)        $        12

(PROVISION) BENEFIT FOR INCOME TAXES                           26                  (3)
                                                      -----------         -----------
NET INCOME (LOSS)                                     $       (69)        $         9

EARNINGS (LOSS) PER COMMON SHARE:                     $         0         $         0

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:            17,530,847           5,030,847




            THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                              ROSELAND OIL AND GAS, INC.

                               STATEMENTS OF OPERATION
                 For the Six Months Ended December 31, 1997 and 1996
                                      Unaudited
                       (in thousands, except per share amounts)




                                                     For the Six         For the Six
                                                    Months Ending       Months Ending
                                                   December 31, 1997   December 31, 1996
REVENUE:
   Oil and gas sales                                  $        85         $       159
   Overhead recovery fees                                       4                  61
                                                      -----------         -----------
TOTAL REVENUES                                                 89                 220

COSTS AND EXPENSES:
   Oil and gas production, operating
      and development costs                           $        54         $        73
   Selling, general and administrative expenses                46                  71
   Depreciation, depletion and amortization                    48                  65
                                                      -----------         -----------
          TOTAL COSTS AND EXPENSES                            148                 209

OPERATING INCOME (LOSS)                               $       (59)        $        11

NON-OPERATING INCOME (EXPENSES):
   Gain (loss) on sale of assets                              (28)                  5
   Other income                                               (37)                 (1)
                                                      -----------         -----------
          TOTAL NON-OPERATING INCOME (EXPENSE)                (65)                  4


INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES       $       (90)        $        15

(Provision) Benefit For Income Taxes                           24                  (4)
                                                      -----------         -----------

NET INCOME (LOSS)                                     $       (66)        $        11

EARNINGS (LOSS) PER COMMON SHARE:                     $         0         $         0

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:            17,530,847           5,030,847




            THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                              ROSELAND OIL AND GAS, INC.

                               STATEMENTS OF CASH FLOWS
                                 FOR THE THREE MONTHS
                               ENDED DECEMBER 31, 1997
                                      UNAUDITED


                                                            Six Months Ended    Six Months Ended
                                                            December 31, 1997   December 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $   (66)             $    15
Adjustments to reconcile net income (loss)
         to cash provided (used) by operating activities:
    Depreciation, depletion and amortization                       48                   65
    (Increase) decrease in deposits                                72                    0
    Provision (benefit) for deferred income tax                   (24)                   0
    Net Change in assets and liabilities:
      (Increase) decrease in accounts receivable                  129                  (22)
      (Increase) decrease in notes receivable                      13                    0
      (Increase) decrease in other assets                         (41)                 (45)
       Increase (decrease) in accounts payable                     69                   (3)
       Increase (decrease) in other accounts payable              (18)                   0

         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     $    82              $    10

CASH FLOWS FROM INVESTING ACTIVITIES:
  Changes to oil & gas properties                             $  (413)             $    68
  Changes in other assets                                         207                 (122)

          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES    $  (206)             $   (54)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in common stock                                     $   649              $     0
  Changes in preferred stock                                     (200)                   0
  Changes in long term debt                                      (148)                 (10)
  Increase (decrease) in paid-in-capital                         (295)                   0
  (Increase) decrease in notes receivable                           0                   37

          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES    $     6              $    27


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          $   (18)             $   (17)

CASH BEGINNING OF PERIOD                                           19                   19

CASH AT END OF PERIOD                                         $     1              $     2




            THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                              ROSELAND OIL AND GAS, INC.

                       NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               AS OF DECEMBER 31, 1997
                                      UNAUDITED



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     The accounting policies followed by Roseland Oil and Gas, Inc. (the
"Company" or "Roseland") are set forth in    Note 2 to the Company's financial
statements in its June 30, 1997 Form 10-KSB and should be read in conjunction with the consolidated financial statements for the three and six months ended December 31, 1997, contained herein.

     The financial statements included herein as of December 31, 1997, and the three and six month periods ended December 31, 1997 have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996.

     Gross revenues for the three months ended December 31 decreased from $104,000 in 1996 to $45,000 in 1997 primarily due to the disposal of several wells in 1996 and early 1997, as the wells were reaching their economic limit and commercial viability.

     Oil and gas production, operating and development costs increased from $31,000 (38% of oil and gas sales) in the three months ended December 1996 to $35,000 (77% of oil and gas sales) in the three months ended December 31, 1997. The increase in costs was attributable to the remedial workover of several wells and the recording of previously deferred costs. Selling, general and administrative expenses decreased from $35,000 in the three months ended December 31, 1996 to $16,000 in the three months ended December 31, 1997 due to management's implementation of cost controls.

     Operating income decreased from $8,000 in the three months ended December 31, 1996 to a loss of ($30,000) in the three months ended December 31, 1997 due to the reduced production resulting from the disposal of several wells as discussed above and to specific costs directly attributable to the change in operations pursuant to the sale of the company.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996.

     Gross revenues for the six months ended December 31 decreased from $220,000 in 1996 to $89,000 in 1997 primarily due to the disposal of several wells in 1996 and early 1997, as the wells were reaching their economic limit and commercial viability.

     Oil and gas production, operating and development costs decreased from $73,000 (46% of oil and gas sales) in the six months ended December 1996 to $54,000 (64% of oil and gas sales) in the six months ended December 31, 1997. The reduction in costs was attributable to the reduced number of wells in operation. Selling, general and administrative expenses decreased from $71,000 in the six months ended December 31, 1996 to $46,000 in the six months ended December 31, 1997 due to management's implementation of cost controls.

     Operating income decreased from $11,000 in the six months ended December 31, 1996 to a loss of ($59,000) in the six months ended December 31, 1997 due to the reduced production as a result of the disposal of several wells as discussed above.

     The Company has an income tax benefit of $24,000 for the first half of fiscal 1998 as compared to no benefit or provision for the first half of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company received $38,000 from its operating activities. Long term debt was $121,000 of which $23,000 was classified as current. This compares to total long term debt of $214,903 as of June 30, 1997 of which $76,000 was classified as current.


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     First National Bank of Oklahoma (the "Bank") has filed a lawsuit in the Kay County District Court in Oklahoma against two of the Company's directors, Gene Howard and Bill Vandever, alleging that the directors breached their fiduciary duties to the Bank as a creditor of Hiland Properties, Inc., a wholly-owned subsidiary of the Company ("Hiland"). The case is styled First National Bank of Oklahoma v. Nora Gordon, et al. In a prior Texas bankruptcy court proceeding involving Hiland, the Bank failed to timely assert its rights as a creditor of Hiland. Following bankruptcy court approval of the Hiland settlement and distribution of its properties, the Bank filed suit in the bankruptcy court to set aside the settlement. The bankruptcy court dismissed the Bank's claims. Subsequently, the Bank filed the lawsuit in Oklahoma state court against the directors alleging breach of their fiduciary duties owed to the bank as a creditor of Hiland. The directors have moved to transfer this suit to the Texas bankruptcy court. The Oklahoma court has not yet ruled on this motion. The Company may be required to indemnify the directors for defense costs and for any judgment against the directors. The amount sought by the Bank is $65,000 plus interest, plus legal costs. The Company believes the claims are without merit and intends to vigorously defend the suit.


ITEM 2.  CHANGES IN SECURITIES

     On September 5, 1997 Roseland filed an amendment to its Certificate of Incorporation with the Secretary of State of Oklahoma to increase the aggregate number of authorized shares of common stock from 10,000,000 to 50,000,000.

     In December 1997, the Company issued 12,500,000 shares of its common stock to certain purchasers pursuant to a Stock Purchase Agreement as described in "Item 5. Other Information" in reliance on the exemption contained in Rule 506 under the Securities Act of 1933, as amended.

ITEM 5.  OTHER INFORMATION

     In December 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") with Calvin Wallen III or his designees, William Bruggeman and Ruth Bruggeman, and Diversified Dynamics, Inc. (together, the "Buyers"). Pursuant to the Agreement, the Registrant issued (i) 7,000,000 shares of its common stock to Calvin Wallen III; (ii) 2,500,000 shares of common stock to Earthstock Resources, Inc., all of the shares of which are owned by Mr. Wallen; (iii) 2,500,000 shares of common stock to William Bruggeman and Ruth Bruggeman as joint tenants with rights of survivorship; and (iv) 500,000 shares of common stock to Diversified Dynamics, which is controlled by the Bruggemans. Based on information set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (the "Form 10-K"), the 12,500,000 shares (the "Shares") issued represent approximately 71.3% of the issued and outstanding shares of common stock of the Company, with the shares issued to Mr. Wallen and his affiliates representing approximately 54.2% of the issued and outstanding shares of common stock of the Company. In addition, Mr. Bruggeman and his affiliates previously owned an additional 749,694 shares of the Company common stock, or 4.3% of the issued and outstanding shares of common stock of the Company. In exchange for the issuance of the Shares, the Buyers conveyed to the Company the interests in the oil and gas properties owned by the Buyers and listed on Annex D to the Agreement, as well as the Buyers' entire interest in any contracts, leases, records and insurance policies affecting such interests (the "Consideration").

     In connection with the Agreement, as of December 10, 1997, Joseph T. Howard, Robert Anderson and John W. Peterson resigned as directors and/or executive officers of the Company. On such date, Calvin Wallen III, Rob Lindermanis and Stacey Hacker were appointed to serve as additional directors of the Company (together with William G. Vandever and Gene C. Howard, each of who continue to serve as directors), and Calvin Wallen III was elected to serve as the Company's President.


SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Generally, forward-looking statements include words or phrases such as "management anticipates", the Company believes", "the Company anticipates" and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (I) industry conditions and competition, (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular,
(vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 10.1 Stock Purchase Agreement, dated December 1, 1997, between the Company and Calvin Wallen III or his designees, William Bruggeman and Ruth Bruggeman, and Diversified Dynamics, Inc. (incorporated by reference to exhibit
2.1 of the Company's Current Report on Form 8-K filed December 23, 1997).

     Exhibit 27     Financial Data Schedule.


(b)  Reports on Form 8-K
     The following report on Form 8-K was filed by the Company during the second quarter of fiscal 1998:



          Date of Report      Item Reported       Financial Statements Filed
          --------------      -------------       --------------------------
         December 23, 1997      Item 1,2                     None



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   ROSELAND OIL AND GAS, INC.


DATE:  May 11, 1998                BY:  /s/ Calvin A. Wallen
                                      ---------------------------------
                                        Calvin A. Wallen III, President
                                        (Principal Executive, Financial
                                        and Accounting Officer)