Form 10QSB
period 1998-03-31
ROSELAND OIL & GAS INC
filed 1998-07-15
CIK 319156

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
OR

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

(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

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

                 Yes   [ X ]                   No     [   ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     COMMON STOCK, $.05 PAR VALUE - 17,530,847 SHARES AS OF MAY 31, 1998.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

                          ROSELAND OIL AND GAS, INC.

                               TABLE OF CONTENTS


                       PART I  -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

   Condensed Balance Sheets As of March 31, 1998                              3

   Statements of Operations
     For the three and nine months ended March 31, 1998 and 1997              5

   Statement of Cash Flows
     For the nine months ended March 31, 1998 and 1997                        7

   Notes to Unaudited Financial Statements                                    8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                                8



                        PART II  -- OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS                                                 9


   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 10



           SIGNATURES                                                         10

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                          ROSELAND OIL AND GAS, INC.


                            CONDENSED BALANCE SHEET
                       March 31, 1998 and June 30, 1997
                   (in thousands, except per share amounts)


                                    ASSETS

                                                      Unaudited        Audited
                                                    March 31, 1998  June 30, 1997
                                                    --------------  -------------
CURRENT ASSETS:
   Cash and cash equivalents                             $   (1)      $   19
   Accounts receivable                                      142          148
   Notes Receivable (current portion)                         0            2
   Inventory                                                  0           14
                                                         ------       ------
                    CURRENT ASSETS                          141          183
                                                         ------       ------
PROPERTY AND EQUIPMENT, AT COST:
   Oil and gas properties                                $3,147       $2,977
   Real Estate holdings-Buildings                             0          210
   Office and other equipment                                72           71
   Less accumulated depreciation,
     depletion, and amortization                            910          866
                                                         ------       ------
                  NET PROPERTY AND EQUIPMENT              2,309        2,392
                                                         ------       ------
OTHER ASSETS:
   Other                                                    631          544
                                                         ------       ------
                   TOTAL OTHER ASSETS                       631          544
                                                         ------       ------
                   TOTAL ASSETS                          $3,081       $3,119
                                                         ------       ------
                                                         ------       ------

                                  (continued)

         THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                           ROSELAND OIL AND GAS,INC.

                            CONDENSED BALANCE SHEET
                       March 31, 1998 and June 30, 1997
                   (in thousands, except per share amounts)


                       LIABILITIES & STOCKHOLDERS EQUITY

                                                       Unaudited        Audited
                                                     March 31, 1998   June 30, 1997
CURRENT LIABILITIES:
   Current portion of long-term debt                    $     23         $     76
   Accounts payable                                          124               93
   Oil and gas revenues payable                                0                1
   Accrued liabilities                                       100                0
                                                        --------         --------
         TOTAL CURRENT LIABILITIES                           247              170
                                                        --------         --------
Oil and gas revenue payable                             $      0         $      0
Notes Payable                                                 93              215
                                                        --------         --------
         TOTAL LONG-TERM LIABILITIES                          93              215
                                                        --------         --------

STOCKHOLDERS' EQUITY
   Series A preferred stock, par value $.01 per share
     authorized 10,000,000 shares, no shares issued     $      0         $      0
   Common stock, $.05 par value, authorized
     50,000,000 shares, issued 17,530,847 shares             877              252
   Additional paid-in capital                              1,891            2,395
   Stock subscribed - to be issued                           110               72
   Retained earnings                                         (83)              69
   Treasury stock (25,340 shares) at cost                    (54)             (54)
                                                        --------         --------
         TOTAL STOCKHOLDERS' EQUITY                        2,741            2,734
                                                        --------         --------
         TOTAL LIABILITY & STOCKHOLDERS' EQUITY         $  3,081         $  3,119
                                                        --------         --------
                                                        --------         --------

         THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                          ROSELAND OIL AND GAS, INC.

                           STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 1998 and 1997
                                   Unaudited
                   (in thousands, except per share amounts)

                                                 For the Three    For the Three
                                                  Months Ended     Months Ended
                                                 March 31, 1998   March 31, 1997
REVENUE:
   Oil and gas sales                               $        30      $       88
   Overhead recovery fees                                    0              27
                                                   -----------      ----------
TOTAL REVENUES                                              30             115

COSTS AND EXPENSES:
   Oil and gas production, operating
       and development costs                                14              43
   Selling, general and administrative expenses             52              38
   Depreciation, depletion and amortization                 24              11
                                                   -----------      ----------
         TOTAL COSTS AND EXPENSES                           90              92

OPERATING INCOME (LOSS)                            $       (60)     $       23

NON-OPERATING INCOME (EXPENSES):
   Gain (loss) on sale of assets                             0               0
   Other income                                              1               0
                                                   -----------      ----------
         TOTAL NON-OPERATING INCOME (EXPENSE)                1               0

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES    $       (59)     $       23

(PROVISION) BENEFIT FOR INCOME TAXES                        15               0
                                                   -----------      ----------
NET INCOME (LOSS)                                  $       (44)     $       23

EARNINGS (LOSS) PER COMMON SHARE:                  $         0      $        0

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:         17,530,847       4,550,847


         THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                          ROSELAND OIL AND GAS, INC.

                           STATEMENTS OF OPERATIONS
               For the Nine months Ended March 31, 1998 and 1997
                                   Unaudited
                   (in thousands, except per share amounts)

                                                 For the Nine     For the Nine
                                                 Months Ended     Months Ended
                                                 March 31, 1998   March 31, 1997
REVENUE:
   Oil and gas sales                               $       115      $      247
   Overhead recovery fees                                    5              88
                                                   -----------      ----------
TOTAL REVENUES                                             120             335

COSTS AND EXPENSES:
   Oil and gas production, operating
       and development costs                       $        71      $      116
   Selling, general and administrative expenses            102             109
   Depreciation, depletion and amortization                 72              76
                                                   -----------      ----------
         TOTAL COSTS AND EXPENSES                          245             301

OPERATING INCOME (LOSS)                            $      (125)     $       34

NON-OPERATING INCOME (EXPENSES):
   Gain (loss) on sale of assets                           (27)              5
   Other income                                             (0)             (1)
                                                   -----------      ----------
         TOTAL NON-OPERATING INCOME (EXPENSE)              (27)              4


INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES    $      (152)     $       38

(Provision) Benefit For Income Taxes                        40               0
                                                   -----------      ----------
NET INCOME (LOSS)                                  $      (112)     $       38

EARNINGS (LOSS) PER COMMON SHARE:                  $         0      $      .01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:         17,530,847       4,550,847


         THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                          ROSELAND OIL AND GAS, INC.

                           STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                          For the Nine     For the Nine
                                                          Months Ended     Months Ended
                                                          March 31, 1998   March 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                           $   (112)        $     38
 Adjustments to reconcile net income (loss)
   to cash provided (used) by operating activities:
      Depreciation, depletion and amortization                     72               76
      Provision (benefit) for deferred income tax                 (40)               0
      Net Change in assets and liabilities:
        (Increase) decrease in accounts receivable                  6               17
        (Increase) decrease in notes receivable                     2                0
        (Increase) decrease in other assets                       (14)             (16)
        Increase (decrease) in accounts payable                    31              (16)
        Increase (decrease) in other accounts payable              46                0

          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   $     (9)        $     99

CASH FLOWS FROM INVESTING ACTIVITIES:
   Changes to oil & gas properties                           $   (170)        $   (120)
   Changes in other assets                                        122                0

          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES   $    (48)        $   (120)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Changes in common stock                                   $    663         $      0
   Changes in preferred stock                                       0                0
   Changes in long term debt                                     (122)               6
   Increase (decrease) in paid-in-capital                        (504)               0

          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES   $     37         $      6

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         $    (20)        $    (15)

CASH BEGINNING OF PERIOD                                           19               19

CASH AT END OF PERIOD                                        $     (1)        $      4

         THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                          ROSELAND OIL AND GAS, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                             AS OF MARCH 31, 1998
                                   UNAUDITED


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by Roseland Oil and Gas, Inc. (the "Company" or "Roseland") are set forth in Note 2 to the Company's financial statements in its June 30, 1997 Form 10-KSB and should be read in conjunction with the consolidated financial statements for the three and nine months ended March 31, 1998, contained herein.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 audited financial statements. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

     The financial statements included herein as of March 31, 1998, and the three and nine month periods ended March 31, 1998, have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS ENDED
MARCH 31, 1997

     Gross revenues for the three months ended March 31, decreased from $88,000 in 1997 to $30,000 in 1998 primarily due to the disposal of several wells in 1996 and early 1997, as the wells were reaching their economic limit. An additional decrease in gross revenues is attributable to severely decreasing oil prices and moderately declining gas prices in the three months ended March 31, 1998.

     Oil and gas production, operating and development costs decreased from $43,000 (49% of oil and gas sales) in the three months ended March 31, 1997 to $14,000 (47% of oil and gas sales) in the three months ended March 31, 1998. The decrease in costs was attributable to a reduction in remedial workovers or major repairs on the wells for the three months ended March 31, 1998. Selling, general and administrative expenses increased from $38,000 in the three months ended March 31, 1997, to $52,000 in the three months ended March 31, 1998, due to specific consulting agreements.

     Operating income decreased from $23,000 in the three months ended March 31, 1997, to a loss of $60,000 in the three months ended March 31, 1998, due to the reduced production.

NINE MONTHS ENDED MARCH 31, 1998, COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

     Gross revenues for the nine months ended March 31, decreased from $335,000 in 1997 to $120,000 in 1998 primarily due to the disposal of several wells in 1996 and early 1997, as the wells were reaching their economic limit and decreasing prices of oil and gas.

     Oil and gas production, operating and development costs decreased from $116,000 (47% of oil and gas sales) in the nine months ended March 31, 1997, to $71,000 (62% of oil and gas sales) in the nine months ended March 31, 1998. The reduction in costs was attributable to the reduced number of wells in operation. Selling, general and administrative expenses decreased from $109,000 in the nine months ended March 31, 1997, to $102,000 in the nine months ended March 31, 1998, due to management's implementation of cost controls.

     Operating income decreased from $34,000 in the nine months ended March 31, 1997, to a loss of $125,000 in the nine months ended March 31, 1998, due to the reduced production as a result of the disposal of several wells as discussed above.

     The Company has an income tax benefit of $40,000 for the first nine months of fiscal 1998 as compared to no benefit or provision for the same period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds and placements of the Company's securities. Working capital at March 31, 1998 was a deficit of $106,000 compared to $13,000 at June 30, 1997. This change is primarily attributed to the decrease in cash from $19,000 at June 30, 1997 to a cash deficit of $1,000 at March 31, 1998, and an increase in accounts payable from $93,000 as of June 30, 1997 to $124,000 as of March 31, 1998. The Company
anticipates meeting its working capital needs during the remainder of the current fiscal year with revenues from operations. As of March 31, 1998, the Company had total assets of $3,081,000 and total stockholders' equity of $2,741,000 compared to total assets of $3,119,000 and total stockholders' equity of $2,734,000 at June 30, 1997. This represents a $38,000 (1%) decrease in total assets and a $7,000 (.3%) increase in total stockholders' equity for the period. For this same period, cash decreased from $19,000 to a cash deficit of $1,000 and total current assets decreased 23% primarily attributed to reducing the Company's notes payable. In the opinion of management, inflation has not had a material effect on the operations of the Company.

     As of March 31, 1998, the Company used $9,000 from its operating activities. Long term debt was $116,000 of which $23,000 was classified as current. This compares to total long term debt of $291,000 as of June 30, 1997, of which $76,000 was classified as current.


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

   On February 4, 1998, in the 236th District Court, Tarrant County, Texas, Regal Petroleum Services, Inc. ("Regal") filed suit against the Company. As of March 31, 1998, the Company had not been served with this lawsuit. Regal's lawsuit against the Company alleges breach of contract, for which Regal is seeking the recovery of unspecified monetary damages. Regal is alleging that the Company breached a (i) Well Operation and Distribution Agreement, (ii) Participation Agreement, and (iii) Letter Agreement. The Company disputes Regal's legal right to recover the amount of money the Company believes Regal is seeking to recover. In the ongoing transition resulting from the change in control of the Company, the Company has commenced an evaluation of the business and legal aspects of the Company's relationship with Regal. The Company intends to vigorously defend against this suit.


SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Generally, forward-looking statements include words or phrases such as "management anticipates", "the Company believes", "the Company anticipates" and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition, (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 27     Financial Data Schedule.

(b) Reports on form 8-K
    No report on Form 8-K was filed by the Company during the third quarter of fiscal 1998.


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ROSELAND OIL AND GAS, INC.



DATE:  July 14, 1998                BY: /s/ Calvin A. Wallen III
                                       -------------------------------------
                                       Calvin A. Wallen III, President
                                       (Principal Executive, Financial and
                                       Accounting Officer)