Form 10KSB
period 1998-06-30
ROSELAND OIL & GAS INC
filed 1999-06-28
CIK 319156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 0-9355



                           ROSELAND OIL AND GAS, INC.
                 (Name of Small Business Issuer in its Charter)

              OKLAHOMA                               87-0352095
      (State of Incorporation)         (I.R.S. Employer Identification No.)


             1720 NORTHWEST HIGHWAY, SUITE 320, GARLAND, TEXAS 75041
                    (Address of Principal Executive Offices)


                            TELEPHONE: (972) 686-0369
                           (Issuer's Telephone Number)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      COMMON STOCK-PAR VALUE $.05 PER SHARE


Check whether registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90
days. Yes [ ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 15, 1999, the registrant had outstanding 18,238,347 shares of common stock, $.05 par value ("Common Stock"), which is registrant's only class of common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 1998 was $886,244, computed by reference to the average traded value.

The registrant's revenues for the fiscal year ended June 30, 1998 were $174,982.

Transitional Small Business Disclosure Format:  Yes______   No___X___


                           ROSELAND OIL AND GAS, INC.
                                TABLE OF CONTENTS

                                   DESCRIPTION

 Item                                                                     Page
                                      PART I

 1. DESCRIPTION OF BUSINESS...........................................     3
 2. DESCRIPTION OF PROPERTIES.........................................    26
 3. LEGAL PROCEEDINGS.................................................    26
 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............    27

                                     PART II

 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS...........................................    28
 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS........    29
 7. FINANCIAL STATEMENTS..............................................    33
 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE...........................    34

                                   PART III

 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT............    34
10. EXECUTIVE COMPENSATION............................................    36
11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT...................................................    37
12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................    38
13. EXHIBITS AND REPORTS ON FORM 8-K..................................    39

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Generally, forward-looking statements include words or phrases such as "management anticipates", "the Company believes", "the Company anticipates" and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition, (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and our operations in particular, (vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in our reports filed with the Securities and Exchange Commission.

                           Roseland Oil and Gas, Inc.

                                     PART I

ITEM 1. Description of Business and Properties

GENERAL

Roseland Oil and Gas, Inc. (the "Company" or "Roseland") is an independent energy company engaged in the development and production of, and exploration for, crude oil and natural gas. Our oil and gas assets are concentrated principally in Texas and Louisiana. At June 30, 1998, our total proved reserves were 1,005,616 BOE.

We were incorporated in October 1978 in the State of Texas and in March 1980, we were merged into a publicly held Utah corporation with the surviving entity being Roseland Oil and Gas, Inc., a Utah corporation. In August 1991, Roseland Oil and Gas, Inc., the Utah corporation, was merged into an Oklahoma corporation and we relocated our corporate offices from Houston, Texas to Tulsa, Oklahoma. References to Roseland or the Company include the Company and our predecessors unless the context otherwise requires. Our principal executive office is located at 1720 Northwest Highway, Suite 320, Garland, Texas 75041, and our telephone number is (972)686-0369.

In December 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") pursuant to which the Company issued 12,500,000 shares of our common stock in exchange for the conveyance to the Company of certain oil and gas properties by Calvin A. Wallen III and his affiliates. In connection with the Stock Purchase Agreement, three of the five members of the Board of Directors resigned and three new directors were appointed, including Mr. Wallen, who also became President and CEO of the Company. The new Board of Directors and officers were ratified by our shareholders at an Annual Shareholder Meeting held June 24, 1998. The new directors and our new management team have commenced to restructure the Company, by moving operations to the Dallas area, selling certain assets, and resolving certain lawsuits and accounting issues.


DESCRIPTION OF BUSINESS

Prior to the December 1997 Stock Purchase Agreement, the Company focused primarily on the acquisition of non-operated working interests and overriding royalty interests in oil and gas properties. Subsequent to the Stock Purchase Agreement in December 1997, the Company moved our headquarters from Tulsa, Oklahoma to Garland, Texas in order to utilize an affiliate's assembled team of experienced management whose substantial expertise lay in acquisition, exploitation and development and the ability to manage both operated and non-operated oil and gas properties. Current management believes that the ability to operate our own properties will result in significant cost savings to the Company. In addition, after reviewing our existing property portfolio and refining our new business strategy, the management team initiated a divestment strategy to dispose of our non-strategic assets in non-core areas in order to concentrate on building core reserves. Pursuant to this strategy, we are reviewing plans to acquire and develop properties in our core areas in Texas and Louisiana, as well as establishing a drilling program for the drilling of exploratory, development and infill wells, a strategy previously unavailable to the Company due to the technical expertise and experience required and the lack of available resources. We have made substantial progress in redirecting our strategic business efforts and believe that attractive opportunities remain for acquisition and development of our remaining and future assets.

We also took decisive steps in addressing various accounting issues and, in accordance with accepted financial and accounting standards, took significant write-downs of our assets prior to our fiscal year end of June 30, 1998 which directly impacted our net income. The Company recorded a net loss in fiscal 1998 of $641,446 due largely to depletion and lease operating expense. In addition, our management requested our prior auditor to provide the Company with restated audited financial statements for the fiscal years ending June 30, 1996 and 1997 to accurately reflect the condition of the Company as discussed below and these restatements are included in this annual report.

RESTATEMENT OF FINANCIAL RESULTS

Subsequent to the issuance of our financial statements for the fiscal years ended June 30, 1996 and 1997 and prior to the issuance of our financial statements for the fiscal year ended June 30, 1998, our new Board of Directors determined that the prior management of the Company (i.e., our management prior to the December 1997 Stock Purchase Agreement) had included assets consisting of oil and gas properties on our financial statements after the oil and gas properties had already been sold or transferred by the Company prior to the periods covered by the 1996 and 1997 financial statements. Upon examination, the Board of Directors and new management of the Company determined that certain assets were improperly included on our financial statements for prior periods and were inappropriately included in calculations of assets, depletion deductions and net income in our balance sheets and statements of operations. As a result, the accompanying financial statements as of June 30, 1998 and 1997, and for the years then ended, present the restated accumulated deficit at June 30, 1998 of $2,627,427, a reduction in assets from $3,118,928 to $1,117,734 at
June 30, 1997, a restated net loss of $243,896 for the year ended June 30, 1997 from a net income of $39,520 and a net loss for the year ended June 30, 1998 of $641,446.

The omissions resulted from the failure of prior management to properly account for sales of oil and gas properties from 1995 through 1997. A summary of the effects of the restatement is set forth in footnote 11 to the notes to our financial statements contained herein. Financial statements and related disclosures contained in this filing reflect, where appropriate, changes to conform to the restatements of our financial results discussed above.

In response to the errors discussed above, a number of conditions, which could represent a material weakness in our prior internal accounting controls, were identified. These conditions included a deterioration in our internal accounting controls under prior management, lack of adequate communication between our prior management and prior auditors, a failure to stress the importance of controls by prior management, and an apparent lack of clarity and consistent understanding within the Company by prior management concerning the application of our accounting policies to transactions involving the sale of properties. We have implemented plans to strengthen our internal accounting controls. These plans include provision of in house accounting services through our affiliate, updating our policies regarding accounting and reporting for transactions, changing our corporate accounting and reporting structure and hiring a new accounting firm.

PRINCIPAL OIL AND GAS PROPERTIES

  The following table summarizes certain information with respect to our principal areas of operation at June 30, 1998.

                                                        Percent             Present
                            Oil            Gas         of Proved             Value
         Areas             (MBbl)         (MMcf)        Reserves          (Disc @ 10%)
         -----             ------         ------      ------------       --------------
Texas .................         5          2,325           39%           $  1,557,177

Louisiana .............       130          2,583           56%           $  3,082,601

Other areas ...........         6            278            5%           $   218,037
                           ------         ------         ------          --------------
Total .................       141          5,186          100%           $  4,857,815

Our Texas properties are situated in Palo Pinto, Duval and Goliad Counties. At June 30, 1998, the Texas properties contained 39% of our proved reserves, which represented 32% of our Present Value of total proved reserves. The Texas properties consist primarily of wells acquired by the Company in several transactions between 1991 and 1995.

There are ten wells in Duval County and a gas gathering system that transports the gas to the sales point. The wells are located in the Lil Miss and Thomas Lockhart Fields. In the Lil Miss Field, the Rogers #3 produces oil out of the Hockley formation at a depth of 3,897'-3,902' and the Rogers #4 produces natural gas from an interval of 4,596'-4,649' in the Pettus formation. There are also two water disposal wells and one reserve disposal well on the Rogers lease. The Moffett #1-277 produces oil from the Hockley formation at intervals between 3,905'-3,913' and has two saltwater disposal wells on the Moffett lease to handle the disposal of water produced from this formation. The Parr #1 is in the Thomas Lockhart Field and produces oil and casinghead gas from a depth of 3,321' from the Cole Sand on a 2 1/4" tubing pump. All of the wells in the Lil Miss and Thomas Lockhart Fields are hooked up to a gas gathering system owned proportionately by the Company and the other working interest owners in the wells and as of June 30, 1998, the gas was sold to New Mexico Natural Gas, Inc.

In Goliad County, the Priess #2 produces natural gas from perforations between 3,076'-3,277' in the Frio sand in the North Fannin Field and produces into a gas gathering system owned by the Company and the other working interest owners in the well. The Priess #1 is shut-in having produced a cumulative 284,854 Mcf from perforations between 3,080'-3,164' in the Frio formation. All of the wells in Duval and Goliad Counties were non-operated as of June 30, 1998 although the Company owned a large percentage of the working interest in each well.

The Company, or Fossil Operating, Inc., an affiliate, operates five wells in Palo Pinto County, Texas. In the Costello NW Field, the Reagan #1-11 produces primarily natural gas with some oil from the Big Saline Conglomerate formation from perforations between 3,952'-3,962'. The Reagan #2-11 also produced from 3,922'-3,930' in the Costello NW Field with cumulative production in the Big Saline Conglomerate formation of 593,414 Mcf of natural gas and 969 barrels of oil before being recompleted in October 1997 in the Strawn formation. Other producers in the Big Saline formation include the Reagan #1-12 producing natural gas in the Reagan Field from 4,031'-4,039' and the MPDS Corp. #1-13 producing gas in the MOE Field from 3,806'-3,810'. Producing from the Strawn formation in the Palo Pinto County Reg. Field, the Reagan #3-12 was perforated from 2,363'-2,377'. We also hold small working interests and overriding royalty interests in various non-operated oil and gas wells.

Our net production for the fiscal year ending June 30, 1998 for the Texas wells averaged 318 Mcf of natural gas per day and 9 barrels of oil per day.

The Louisiana properties consist of proved undeveloped leasehold in Webster Parish that we have placed in our drilling program. The property is limited in depth to the interval from 9,900' below the surface to a depth of 12,500' below the surface and contains approximately 84 net acres with a 75% net revenue interest. Management anticipates the development to be approximately 80% natural gas. Under our new business strategy, the Company intends to drill on the acreage during the primary term of the leasehold. The properties contained 56% of our proved reserves and 64% of our Present Value of total proved reserves. We acquired this property in December 1997 through the Stock Purchase Agreement transaction.

The remainder of the properties containing 5% of the proved reserves and 4% of our Present Value of total proved reserves were attributed to several non-operated, non-core properties in which the Company owned a very small working interest or overriding royalty interest. These properties were acquired in various acquisitions from 1991 to 1995 and the Company divested our interest in these wells subsequent to our fiscal year ending June 30, 1998.


EXPLORATION ACTIVITIES

Our strategy with respect to our domestic exploration program seeks to maintain a balanced portfolio of drilling opportunities that range from lower risk, field extension wells to higher risk, high reserve potential prospects. Our strategy focuses primarily on exploration opportunities that can benefit from advanced technologies, including 3-D seismic, designed to reduce risks and increase success rates. We develop prospects in-house at an affiliate and through strategic alliances with exploration companies that have expertise in specific target areas. In addition, we evaluate some externally generated prospects and plan to participate in farm-ins to enhance our portfolio.

We are currently focusing our domestic exploration activities to develop our proved undeveloped leasehold properties in Texas and Louisiana. The proved undeveloped leasehold properties consist of locations to drill four wells targeted to offsets in the Conglomerate producing zones and three workovers in the Strawn Sand in Palo Pinto County, Texas. Also included in proved undeveloped leasehold are offset development wells targeted for the Red Rock Smackover Formations in Webster Parish, Louisiana. During fiscal year 1998, we recompleted one well and did not participate in any development or acquisitions other than the working interest acquired in the Stock Purchase Agreement.

MARKETING OF PRODUCTION

Crude Oil and Natural Gas

Our production consists mainly of natural gas. We market our operated production of natural gas to one purchaser, Mitchell Gas Services LP. The non-operated gas production in Texas is sold through the operator to New Mexico Natural Gas, Inc., a reseller who delivers our gas into Valero, Koch and Delhi pipelines and the oil is sold to Gulfmark Energy, Inc. We sell our crude oil and condensate production at or near the well site, although in some cases it is gathered by us or others and delivered to a central point of sale. Our crude oil and condensate production is transported by truck or by pipeline and is typically committed to arrangements having a term of one year or less. We have not engaged in crude oil hedging or trading activities. We utilize short-term gas contracts with prices that are related to market conditions in varying degrees and have not engaged in natural gas hedging or futures trading.

We believe we would be able to locate alternate purchasers in the event of the loss of any one or more of these purchasers, and that any such loss would not have a material adverse effect on our financial condition or results of operations. Revenue from the sale of natural gas totaled $171,752 for the fiscal year ended June 30, 1998 and represented 80% of our total oil and gas revenues for that fiscal year.

Price Considerations

Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil ("NYMEX-WTI"). The average crude oil price per Bbl received by us in fiscal year 1998 was $15.22.

Natural gas prices in each of the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX ("NYMEX-Henry Hub"). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 1998 was $2.11.


OIL AND GAS RESERVES

The following tables set forth the proved developed and undeveloped reserves at June 30, 1998, the estimated future net revenues from such proved reserves and the Present Value and Standardized Measure of Discounted Future Net Cash Flows attributable to our reserves at June 30, 1998, 1997 and 1996:


Category             Oil (Bbls)        Gas (Mcf)        Total (Mcfe)         Income       10%Discount
--------             ---------        ---------        ------------        ----------     -----------
Proved Producing         5,556          277,985             311,321        $  322,561     $  218,037
Proved Undeveloped     135,736        4,907,957           5,734,699        $7,038,462     $4,639,778

                                       7


                                                                AT JUNE 30,
                                             ----------------------------------------------
                                               1998               1997               1996
Proved reserves:
     Oil (Bbl) .........................      141,292             54,338            103,178
     Gas (Mcf) .........................    5,185,942          8,198,818          8,348,104
       BOE .............................    1,005,616          1,420,808          1,494,528
     Estimated future net revenues
         (before income tax) ...........  $ 7,361,023        $13,115,835         13,534,374
     Standardized Measure(1) ...........  $ 3,624,587        $ 8,302,443        $ 8,720,982
Proved developed reserves:
     Oil (Bbl) .........................        5,556             28,117             71,759
     Gas (Mcf) .........................      277,985            103,129            574,160
       BOE .............................       51,887             45,305            167,452
     Estimated future net revenues
         (before income tax) ...........  $   322,561        $   631,406        $ 1,054,884
     Present Value .....................  $   218,037        $   381,169        $   803,034
     Standardized Measure (1) ..........  $   104,524        $   250,237        $   251,850
Weighted average sales prices:
     Oil (per Bbl) .....................  $     11.00        $     16.70        $     17.14
     Gas (per Mcf) .....................         1.79               1.17               1.19

(1) The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value (using an annual discount rate of 10%) of estimated future net revenues from the production of proved reserves, after giving effect to income taxes. See the Supplemental Financial Information attached to the Financial Statements of the Company included elsewhere in this Report for additional information regarding the disclosure of the Standardized Measure information in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 69, "Disclosures about Oil and Gas Producing Activities."


All information set forth in this Report relating to our proved reserves, estimated future net revenues and present values is taken from reports prepared by Coburn Engineering Corp., a firm of independent petroleum engineers. The estimates of these engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. No reports on our reserves have been filed with any federal agency. In accordance with guidelines of the Securities and Exchange Commission (the "SEC"), our estimates of proved reserves and the future net revenues from which Present Values are derived are made using year end oil and gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). A decline in prices relative to fiscal year end 1998 could cause a significant decline in the Present Value attributable to our proved reserves at June 30, 1998. Since June 30, 1998, prices continued to decline until early 1999, although they had rebounded to an extent by April 1999. Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses.

There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond our control. The reserve data set forth in this Report represents estimates only. Reservoir engineering is a subjective process of estimating the sizes of underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. As a result, estimates of different engineers, including those used by us, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development, exploitation and exploration activities, prevailing oil and gas prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. There can be no assurance that these estimates are accurate predictions of our oil and gas reserves or their values. Estimates with respect to proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history.

Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves.

NET PRODUCTION, SALES PRICES AND COSTS

  The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by us for the period ended June 30, 1998.

                                                YEAR ENDED
                                              JUNE 30, 1998
                                              -------------
PRODUCTION VOLUMES:
     Oil (Bbl) .......................               2,766

     Gas (Mcf) .......................              81,485


WEIGHTED AVERAGE SALES PRICES:
     Oil (per Bbl) ...................          $    15.22

     Gas (per Mcf) ...................          $     2.11


SELECTED EXPENSES PER BOE:
     Lease operating .................          $     7.23

     Depreciation, depletion and
         amortization ................          $    20.07

     General and administrative ......          $    13.10

PRODUCTIVE WELLS AND ACREAGE

 Productive Wells

  The following table sets forth our domestic productive wells at June 30, 1998:

                Oil                    Gas                    Total
         ------------------       --------------        -----------------
         Gross          Net       Gross      Net        Gross         Net
         -----          ---       -----      ---        -----         ---
          11             4          18        6           29          10

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage at June 30, 1998. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

              Undeveloped              Developed               Total
          ----------------         --------------        -----------------
          Gross        Net         Gross      Net        Gross         Net
          -----        ---         -----      ---        -----         ---
           325         325          308       278         633          603

All the leases for the undeveloped acreage summarized in the preceding table will expire at the end of their respective primary terms unless prior to that date the existing leases are renewed or production has been obtained from the acreage subject to the lease, in which event the lease will remain in effect until the cessation of production. As is customary in the industry, we generally acquire oil and gas acreage without any warranty of title except as to claims made by, through or under the transferor. Although we have title to developed acreage examined prior to acquisition in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. In many instances, title opinions may not be obtained if in our judgment it would be uneconomical or impractical to do so.

On June 18, 1998, the Company farmed-out 188 acres of the Reagan lease in
Section 11, Palo Pinto County, Texas to the Cummings Company, Inc. retaining a 6.25% overriding royalty interest in any wells drilled under the Farm-out Agreement.

In addition, on December 10, 1998, the Company entered into an agreement with Tauren Exploration Inc. ("Tauren") that provides for Tauren to drill on the Company's Section 11 in Palo Pinto County, Texas. The agreement grants Tauren Exploration Inc. a farm-out retaining a 7.5% overriding royalty interest. The agreement also provides for a preferential right in the event that Tauren, at some later date, decides to dispose of a part or all of their interest in the drilled wells. Tauren is an affiliate of Calvin Wallen, III, an officer, director and majority shareholder of the Company.

OPERATIONS

Although in the past we have not been the operator of our wells, in the future we generally intend to seek to be named operator for wells in which we acquire a significant interest. As is common in the industry, this typically occurs only when we own the major portion of the working interest in a particular well or field. At June 30, 1998, our wells were operated by third parties under specific agreements although we owned the majority of the interest.

Through the specific agreements providing for third party operations of majority owned wells, we are able to exercise only limited influence over the development and enhancement of a well and to supervise operation and maintenance activities. We have not conducted the actual drilling of wells on properties for which it has acted as operator in the past, but in the future we plan to engage independent contractors who are supervised by the Company. We have contract relationships with petroleum engineers, geologists and other operations and production specialists who we believe will be able to improve production rates, increase reserves and/or lower the cost of operating our oil and gas properties.

Oil and gas properties are customarily operated under the terms of a joint operating agreement, which provides for reimbursement of the operator's direct expenses and monthly per well supervision fees. Per well supervision fees vary widely depending on the geographic location and producing formation of the well, whether the well produces oil or gas and other factors.


RISK FACTORS

Holders of our Common Stock and future investors in the Company should be aware of the following factors in evaluating their investment in the Company.

Competition

The oil and gas industry is highly competitive. The Company encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of producing properties and sale of crude oil and natural gas. The Company's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of its competitors are large, well established companies with substantially larger operating staffs and greater capital resources than the Company. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to acquire additional properties and to discover reserves in the future will depend upon its ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

Drilling and Operating Risks

Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond its control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. The Company's future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on the Company's financial condition and results of operations.

The Company's operations are also subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, downhole fires, mechanical failures, blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. The Company participates in insurance coverage maintained by the operator of its wells, although there can be no assurances that such coverage will be sufficient to prevent a material adverse effect on the Company in such events.


Limited Operating History; Capital Intensive Business; Need for Additional Funds

From its inception through December 1997, the Company was engaged principally in non-operating activities. While the Company's new management has extensive experience in oil and gas exploration and operating activities, the Company has had very limited experience in these operations. The Company's business is highly capital intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand the Company's oil and gas field operations and purchase equipment. At June 30, 1998, the Company had a working capital deficit of approximately $340,769. As a result of the Company's determination to serve as operator in the future, the Company's working capital requirements may be expected to increase significantly over prior periods. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, including proceeds from the exercise of outstanding warrants, together with cash expected to be generated from operations or securities offerings, that it will be able to meet its cash requirements for at least the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no commitments to obtain any additional debt or equity financing and there can be no assurance that additional funds will be available, when required, on terms favorable to the Company. Any future issuances of equity securities would likely result in dilution to the Company's then existing shareholders while the incurring of additional indebtedness would result in increased interest expense and debt service changes. See "Management's Discussion and Analysis or Plan of Operations."

History of Losses

The Company incurred losses before income tax benefits of $243,896 and $641,446 for the fiscal years ended June 30, 1997 and 1998, respectively. The Company's accumulated deficit as of June 30, 1998 was $2,627,427. The Company does not have a bank line of credit. The Company has funded its operating losses, acquisitions and expansion costs primarily through a combination of private offerings of convertible debt and equity securities and proceeds from the exercise of warrants. The success of the Company in obtaining the necessary capital resources to fund future costs associated with its operations and expansion plans is dependent upon the Company's ability to: (i) increase revenues through acquisitions and recovery of the Company's proved producing and proved developed non-producing oil and gas reserves; (ii) maintain effective cost controls at the corporate administrative office and in field operations; and (iii) obtain the exercise of outstanding warrants. However, even if the Company achieves some success with its plans, there can be no assurance that it will be able to generate sufficient revenues to achieve significant profitable operations or fund its expansion plans. See "Management's Discussion and Analysis or Plan of Operations".


Significant Capital Expenditures Necessary for Undeveloped Properties

The vast majority of the Company's oil and gas reserves are classified as Proved Undeveloped Reserves, meaning very little production currently exists. Recovery of the Company's Proved Undeveloped Reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures of approximately $1,505,000 will be required to fully develop these reserves, of which $450,000 is expected to be incurred during the next twelve months. No assurance can be given that the Company's estimates of capital expenditures will prove accurate, that its financing sources will be sufficient to fully fund its planned development activities or that development activities will be either successful or in accordance with the Company's schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.


No Assurance of Additional Financing

Development of the Company's properties will require additional capital resources. The Company has no commitments to obtain any additional debt or equity financing and there can be no assurance that additional financing will be available, when required, on favorable terms to the Company. The inability to obtain additional financing could have a material adverse effect on the Company, including requiring the Company to curtail significantly its oil and gas acquisition and development plans or farm-out development of its properties. Any additional financing may involve substantial dilution to the interests of the Company's shareholders at that time. See "Management's Discussion and Analysis or Plan of Operations."

Exploration and Development Risks

The Company intends to increase its development and, to a lesser extent, exploration activities, however, the Company does not intend to engage in any significant exploration drilling activities during fiscal 1999. Exploration drilling and, to a lesser extent, development drilling of oil and gas reserves involve a high degree of risk that no commercial production will be obtained and/or that production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs.


Volatility of Oil and Gas Prices

The Company's revenues, profitability and the carrying value of its oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. The Company's ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to:
(i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond the Company's control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of the Company's production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect the Company's ability to market its production through such systems, pipelines or facilities. Substantially all of the Company's gas production is currently sold to gas marketing firms on the spot market on a month-to-month basis at prevailing spot market prices. The Company normally sells its oil under month-to-month contracts with a variety of purchasers. Oil prices remained subject to unpredictable political and economic forces during fiscal 1998 and the first half of fiscal 1999 and experienced fluctuations similar to those seen in natural gas prices for the year, but showing a general downward trend. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries (OPEC), weakened demand from many Asian countries, current events in the Middle East and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

Uncertainty of Estimates of Reserves and Future Net Cash Flows

This Annual Report contains estimates of the Company's oil and gas reserves and the future net cash flows from those reserves, which have been prepared by certain independent petroleum consultants. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond the Company's control. The reserve estimates in this Annual Report are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this Annual Report. Additionally, the Company's reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond the Company's control.

The present value of future net reserves discounted at 10% (the "PV-10") of Proved Reserves referred to in this Annual Report should not be construed as the current market value of the estimated Proved Reserves of oil and gas attributable to the Company's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from Proved Reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and
(iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the Commission is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company's reserves or the oil and gas industry in general. Furthermore, the Company's reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors. See "Properties -- Oil and Gas Reserves."


Operating Hazards and Uninsured Risks; Production Curtailments

The Company's oil and gas business involves a variety of operating risks, including, but not limited to, unexpected formations or pressures, uncontrollable flows of oil, gas, brine or well fluids into the environment (including groundwater contamination), blowouts, fires, explosions, pollution and other risks, any of which could result in personal injuries, loss of life, damage to properties and substantial losses. Although the Company carries insurance at levels that it believes are reasonable, it is not fully insured against all risks. The Company does not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on the financial condition and operations of the Company.

From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which the Company owns an interest have been subject to production curtailments. The curtailments range from production being partially restricted to wells being completely shut-in. The duration of curtailments varies from a few days to several months. In most cases the Company is provided only limited notice as to when production will be curtailed and the duration of such curtailments. The Company is not currently experiencing any material curtailment of its production.


Dependence on Key Personnel

The Company depends to a large extent on the services of Calvin A. Wallen III, the Company's President, Chairman of the Board, and Chief Executive Officer. The loss of the services of Mr. Wallen would have a material adverse effect on the Company's operations. The Company has not entered into any employment contracts with its executive officer and has not obtained key personnel life insurance on Mr. Wallen, its President and Chief Executive Officer.


Concentration of Voting Power

The Company's executive officers, directors and their affiliates and certain 5% shareholders hold approximately 81% of the Company's outstanding shares of Common Stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over the business affairs of the Company, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.


Conflicts of Interests

Certain officers, directors and related parties, including entities controlled by Calvin A. Wallen III, our President and Chief Executive Officer, have engaged in business transactions with the Company which were not the result of arm's length negotiations between independent parties. Management believes that the terms of these transactions were as favorable to the Company as those that could have been obtained from unaffiliated parties under similar circumstances. All future transactions between the Company and its affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of the Board of Directors of the Company.


Public Market and Possible Volatility

Our Common Stock is traded on "over-the-counter" market and is listed in the "pink sheets". There is presently only a limited public market for our Common Stock, and there is no assurance that a ready public market for our securities will develop. It is likely that any market that develops for our Common Stock will be highly volatile and that the trading volume in such market will be limited. The trading price of our Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of drilling results by the Company and other events or factors. In addition, the U.S. stock market has from time to time experienced extreme price and volume fluctuations that have affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's securities.

Additional risks related to the Company's common stock's status as a low price or "penny" stock

The trading price of our Common Stock is below $5.00 per share. As long as the trading price of our Common Stock remains below $5.00 per share, trading in our Common Stock is subject to the requirements of certain rules under the Exchange Act which require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the associated risks, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market liquidity of our Common Stock.


Possible limits on trading common stock

We intend to qualify our Common Stock on the OTC inter-dealer Electronic Bulletin Board. There can be no assurance that we will be successful in this attempt. The liquidity of our Common Stock may be adversely affected, and purchasers of our Common Stock may have difficulty selling our Common Stock, if we are unsuccessful in qualifying our Common Stock for trading in a suitable trading market.


Possible adverse consequences due to the indemnification of officers and directors

Provisions of our Certificate of Incorporation and By-Laws provide that we will indemnify any director, officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified under Oklahoma law. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by us and prevent any recovery from our officers, directors, agents and employees for losses incurred by us as a result of their actions. Further, the SEC takes the position that indemnification against liability under the Securities Act is against the public policy as expressed in the Securities Act, and is, therefore, unenforceable.

Oklahoma law and our charter documents contain anti-takeover provisions that may discourage a change in control

Provisions of Oklahoma law and our Certificate of Incorporation and By-Laws may have the effect of delaying or preventing a change in control or acquisition of our Company. Our Certificate of Incorporation and By-Laws include provisions for a classified Board of Directors (although we do not currently have a classified board), "blank check" preferred stock (the terms of which may be fixed by our Board of Directors without stockholder approval), purported limits on stockholder action by written consent in lieu of a meeting, and certain procedural requirements governing stockholder meetings. These provisions could have the effect of delaying or preventing a change in control of our Company.


No Dividends

The Company's board of directors presently intends to retain all of its earnings for the expansion of its business. The Company therefore does not anticipate the distribution of cash dividends in the foreseeable future. Any future decision of the Company's board of directors to pay cash dividends will depend, among other factors, upon the Company's earnings, financial position and cash requirements.


Title To Properties

The Company's contract land professionals have reviewed title records or other title review materials relating to substantially all of its producing properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. The Company believes it has satisfactory title to all its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. At June 30, 1998, the Company's leaseholds for approximately 49% of its net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

The Company expects to make acquisitions of oil and gas properties from time to time subject to available resources. In making an acquisition, the Company generally focuses most of its title and valuation efforts on the more significant properties. It is generally not feasible for the Company to review in-depth every property it purchases and all records with respect to such properties. However, even an in-depth review of properties and records may not necessarily reveal existing or potential problems, nor will it permit the Company to become familiar enough with the properties to assess fully their deficiencies and capabilities. Evaluation of future recoverable reserves of oil and gas, which is an integral part of the property selection process, is a process that depends upon evaluation of existing geological, engineering and production data, some or all of which may prove to be unreliable or not indicative of future performance. To the extent the seller does not operate the properties, obtaining access to properties and records may be more difficult. Even when problems are identified, the seller may not be willing or financially able to give contractual protection against such problems, and the Company may decide to assume environmental and other liabilities in connection with acquired properties.

Governmental Regulation

The Company's operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas production and related operations are or have been subject to price controls, taxes and other laws and regulations relating to the oil and gas industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations, because such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws and regulations.

Sales of natural gas by the Company are not regulated and are generally made at market prices. However, the Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such production. Sales of the Company's natural gas currently are made at uncontrolled market prices, subject to applicable contract provisions and price fluctuations that normally attend sales of commodity products.

Since the mid-1980's, the FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of the FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, and the courts have largely upheld Order 636. Because further review of certain of these orders is still possible, and other appeals may be pending, it is difficult to exactly predict the ultimate impact of the orders on the Company and its natural gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets.

While significant regulatory uncertainty remains, Order 636 may ultimately enhance the Company's ability to market and transport its natural gas, although it may also subject the Company to greater competition, more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order 636 and, more recently, the price which shippers can charge for their released capacity. In addition, in 1995, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1997, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service rate making methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. While any additional FERC action on these matters would affect the Company only indirectly, these policy statements and proposed rule changes are intended to further enhance competition in natural gas markets. The Company cannot predict what action the FERC will take on these matters, nor can it predict whether the FERC's actions will achieve its stated goal of increasing competition in natural gas markets. However, the Company does not believe that it will be treated materially differently than other natural gas producers and marketers with which it competes.

The price the Company receives from the sale of oil is affected by the cost of transporting such products to market. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil by interstate pipelines, although the most recent adjustment generally decreased rates. These regulations have generally been approved on judicial review. The Company is not able to predict with certainty the effect, if any, of these regulations on its operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil.

The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration for and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of certain states limit the rate at which oil and gas can be produced from the Company's properties. However, the Company does not believe it will be affected materially differently by these statutes and regulations than any other similarly situated oil and gas company.


Environmental Matters

The Company's operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling and transportation of oil and gas and the discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from the Company's operations. The permits required for the Company's various operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, penalties or injunctions. In the opinion of management, the Company is in substantial compliance with current applicable environmental laws and regulations, and the Company has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company. The impact of such changes, however, would not likely be any more burdensome to the Company than to any other similarly situated oil and gas company.

The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Furthermore, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

The Company generates typical oil and gas field wastes, including hazardous wastes that are subject to the federal Resources Conservation and Recovery Act and comparable state statutes. The United States Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, certain wastes generated by the Company's oil and gas operations that are currently exempt from regulation as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

The Oil Pollution Act ("OPA") imposes a variety of requirements on responsible parties for onshore and offshore oil and gas facilities and vessels related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The "responsible party" includes the owner or operator of an onshore facility or vessel or the lessee or permittee of, or the holder of a right of use and easement for, the area where an onshore facility is located. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes financial responsibility requirements. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions.

The Company owns or leases properties that for many years have produced oil and gas. The Company also owns natural gas gathering systems. It is not uncommon for such properties to be contaminated with hydrocarbons. Although the Company or previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties or on or under other locations where such wastes have been taken for disposal. These properties may be subject to federal or state requirements that could require the Company to remove any such wastes or to remediate the resulting contamination. All of the Company's properties are operated by third parties over whom the Company has limited control. Notwithstanding the Company's lack of control over properties operated by others, the failure of the previous owners or operators to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company.

Abandonment Costs

The Company is responsible for payment of plugging and abandonment costs on its oil and gas properties pro rata to its working interest. Based on its experience, the Company anticipates that the ultimate aggregate salvage value of lease and well equipment located on its properties will exceed the costs of abandoning such properties. There can be no assurance, however, that the Company will be successful in avoiding additional expenses in connection with the abandonment of any of its properties. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.


Employees

At June 30, 1998, the Company had no full time employees. In December 1997, the Company entered into a contract with an affiliate controlled by our President and Chief Executive Officer to provide certain technical, administrative and management services needed to conduct its business. The terms of the contract provided for personnel to be contracted at current market rates in effect at the time the agreement was executed. The Company believes that the terms of the contract are at least as favorable to the Company as are available from an unaffiliated third party.


Facilities

The Company's principal executive and administrative offices are located at 1720 Northwest Highway, Suite 320, Garland, Texas. The offices are subleased from an affiliate controlled by our President and Chief Executive Officer and the offices are subleased through November 30, 1999. The monthly amount charged to the Company is based on actual costs of materials and man-hours of the affiliates that are used pursuant to the terms of the agreement. The Company believes that there is other appropriate space available in the event the Company should terminate its current leasing arrangement.


Possible adverse consequences due to claims and legal proceedings

In the spring of 1999, the Company became aware of the claim of Clifford Kees, Jr. ("Kees"), a geologist, to a 1% overriding royalty interest in Reagan Sections 11 and 12, Palo Pinto County, Texas. Kees filed an assignment in Palo Pinto County, Texas, after December 1, 1997, upon which Kees bases his claim. The Company, after its initial investigation, disputes Kees' legal rights to the overriding royalty and has filed suit to challenge this royalty.

William Vandever, during the period of time in which he served as the President and Chief Executive Officer of the Company, purportedly granted some preferential rights with respect to 75% of the Reagan leases in Section 11, Palo Pinto County, Texas, to participants (including Kees and Vandever himself) in the re-work of the Reagan #2-11 well. Mr. Vandever also purportedly granted the same rights to himself as a participant. The Company discovered this within the past sixty days. Claims related to preferential rights with regard to the Reagan lease in Section 11 could materially and adversely affect the financial condition and the outlook of the Company. Based upon information obtained by the Company, the Company has filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.", against Kees, Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void. This suit also seeks monetary damages against the named defendants. This lawsuit was filed on April 26, 1999. The Company plans to vigorously pursue this action.


Glossary of Oil and Gas Terms

  The following are abbreviations and definitions of terms commonly used in the oil and gas industry that are used in this Report.

  "BBL" means a barrel of 42 U.S. gallons.

  "BOE" means barrels of oil equivalent; converting volumes of natural gas to oil equivalent volumes using a ratio of six Mcf of natural gas to one Bbl of oil.

  "COMPLETION" means the installation of permanent equipment for the production of oil or gas.

  "DEVELOPMENT WELL" means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

  "DRY HOLE" or "DRY WELL" means a well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

  "EXPLORATORY WELL" means a well drilled to find and produce oil or gas reserves not classified as proved, to find a new production reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

  "FARM-OUT" means an agreement pursuant to which the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" and the assignor issues a "farm-out".

  "FARM-IN" see "FARM-OUT" above.

  "GAS" means natural gas.

  "GROSS" when used with respect to acres or wells, refers to the total acres or wells in which we have a working interest.

  "INFILL DRILLING" means drilling of an additional well or wells provided for by an existing spacing order to more adequately drain a reservoir.

  "MCF" means thousand cubic feet.

  "BTU" means British Thermal Units. British Thermal Unit means the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

  "NET" when used with respect to acres or wells, refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by the Company.

  "NET PRODUCTION" means production that is owned by the Company less royalties and production due others.

  "OPERATOR" means the individual or company responsible for the exploration, development and production of an oil or gas well or lease.

  "PRESENT VALUE" ("PV") when used with respect to oil and gas reserves, means the estimated future gross revenues to be generated from the production of proved reserves calculated in accordance with the guidelines of the SEC, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation (except to the extent a contract specifically provides otherwise), without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

  "PRODUCTIVE WELLS" or "PRODUCING WELLS" consist of producing wells and wells capable of production, including wells waiting on pipeline connections.

  "PROVED DEVELOPED RESERVES" means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery will be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

  "PROVED RESERVES" means the estimated quantities of crude oil and natural gas which upon analysis of geological and engineering data appear with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

         (i) Reservoirs are considered proved if either actual production or conclusive formation tests support economic producibility. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and
         (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

         (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

         (iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil and natural gas, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (C) crude oil and natural gas that may occur in undrilled prospects; and (D) crude oil and natural gas that may be recovered from oil shales, coal, gilsonite and other such resources.

  "PROVED UNDEVELOPED RESERVES" means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

  "RECOMPLETION" means the completion for production of an existing well bore in another formation from that in which the well has been previously completed.

  "RESERVES" means proved reserves.

  "RESERVOIR" means a porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

  "ROYALTY" means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

   "2-D SEISMIC" means an advanced technology method by which a cross-section of the earth's subsurface is created through the interpretation of reflecting seismic data collected along a single source profile.

  "3-D SEISMIC" means an advanced technology method by which a three dimensional image of the earth's subsurface is created through the interpretation of reflection seismic data collected over surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, development and production.

  "WORKING INTEREST" means an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties.

  "WORKOVER" means operations on a producing well to restore or increase production.


ITEM 2. Description of Properties.

         See "ITEM 1.  Description of Business."


ITEM 3. Legal Proceedings

First National Bank of Oklahoma (the "Bank") filed a lawsuit in Kay County, Oklahoma against two of our directors, William Vandever and Gene Howard, alleging that these two directors breached their fiduciary responsibility allegedly owed to the Bank with respect to a former subsidiary of the Company, Hiland Properties, Inc. ("Hiland"). In a prior Texas bankruptcy proceeding involving Hiland, the Bank failed to assert its claims as a Hiland creditor. Following the bankruptcy court approval of the Hiland settlement and distribution of properties, the Bank filed suit in the bankruptcy court to set aside the settlement. After the bankruptcy court dismissed the Bank's claims, the Bank filed the lawsuit in Kay County styled "The First National Bank of Oklahoma vs. Nora Gordon, et al". The two Company directors have moved to transfer the suit to the Texas bankruptcy court. Two years have elapsed since this Motion to Transfer was filed, and the bankruptcy court has still not ruled on the Motion. The Bank has taken no action in the prosecution of this lawsuit in the past two years.

The two directors may seek reimbursement from the Company for defense costs and the amounts of any judgement attained against them. The Bank is seeking $65,000, plus interest and legal fees. The Company believes that the lawsuit filed by the Bank is without merit and the two directors intend to vigorously defend against the claims if they are pursued further. The legal fees expended by the two directors for their defense is believed to be approximately $4,000. Howard, Widdows, Bufogle and Vaughn, PC are counsel of record for Gene Howard and William Vandever.

On February 4, 1998, in the 236th District Court, Tarrant County, Texas, Regal Petroleum Services, Inc. ("Regal") filed suit against the Company. Regal's lawsuit against the Company alleged that the Company was in breach of several contracts, for which Regal sought money for work performed as operator of wells in which the Company maintained an interest. All contracts under which Regal filed suit involved agreements executed by the prior management of the Company.

On December 30, 1998, Regal and the Company executed a final, limited Settlement Agreement, resolving Regal's claims in this lawsuit. In settlement, the Company transferred to Regal cash, restricted common shares and warrants with an expiration date of December 31, 2000, at an exercise price of $1.00 per share. The management of the Company believes that the settlement procured with Regal was fair and reasonable to the Company and to its shareholders.

In the spring of 1999, the Company became aware of the claim of Clifford Kees, Jr. ("Kees"), a geologist, to a 1% overriding royalty interest in Reagan Sections 11 and 12, Palo Pinto County, Texas. Kees filed an assignment in Palo Pinto County, Texas, after December 1, 1997, upon which Kees bases his claim. The Company, after its initial investigation, disputes Kees' legal rights to the overriding royalty and has filed suit to challenge this royalty as described below.

William Vandever, during the period of time in which he served as the President and Chief Executive Officer of the Company, purportedly granted some preferential rights with respect to 75% of the Reagan leases in Section 11, Palo Pinto County, Texas, to participants (including Kees and Vandever himself) in the re-work of the Reagan #2-11 well. Mr. Vandever also purportedly granted the same rights to himself as a participant. The Company discovered this within the past sixty days. Claims related to preferential rights with regard to the Reagan lease in Section 11 could materially and adversely affect the financial condition and the outlook of the Company. Based upon information obtained by the Company, the Company has filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.", against Kees, Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void. This suit also seeks monetary damages against the named defendants. This lawsuit was filed on April 26, 1999. The Company plans to vigorously pursue this action.


ITEM 4. Submission of Matters to a Vote of Security Holders

 During the fourth quarter of the fiscal year ended June 30, 1998, proxies were mailed to shareholders of record as of May 14, 1998 for the Annual Stockholder meeting that was held June 24, 1998 in Garland, Texas. Security holders were asked to ratify the selection of the Company's new accounting firm, the Strategem Group and to vote on directors of the Company with the directors elected to serve one year or until their replacement was elected. The Company terminated its relationship with the Strategem Group following the death of the principal accountant at that firm and selected Hoffman McBryde, P.C. which subsequently merged with Weaver and Tidwell, L.L.P.

The shareholders approved the Company's selection of accounting firms and elected the directors with the following vote:


APPROVAL OF ACCOUNTANTS                              YES VOTES         NO VOTES      ABSTENTIONS
Strategem Group                                      14,537,309          1,123             0

ELECTION OF DIRECTORS

Calvin Wallen III                                    14,537,415          1,017             0
William Vandever                                     11,537,411          1,021       3,000,003
Gene Howard                                          11,537,411          1,021       3,000,003
Stacy Hacker                                         14,537,415          1,017             0
Jon Ross                                             14,537,415          1,017             0


                                   PART II


ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock has been thinly traded on the "over-the-counter" market under the symbol "RGAS" since 1980. Our market maker is Brookstreet Securities Corporation, 2361 Campus Dr. #210, Irvine, CA 92715. In January 1999, the NASD approved the Company's request to change its trading symbol to "QBIC" in connection with the Company's intention to change its corporate name to Cubic Energy, Inc.

At April 15, 1999, there were 18,238,347 shares of Common Stock outstanding held by approximately 880 shareholders of record.

Under a Limited Offering Memorandum in 1996, we issued 470,000 warrants to purchase one share of common stock for each right at $.50 per share of common stock. These rights were scheduled to expire December 28, 1998 and contained a provision for extending the expiration date. The Company did not extend the exercise period of the warrants. As of December 30, 1998, warrant holders had exercised 240,000 warrants for a total of $120,000 that was used primarily as settlement of the Regal Petroleum lawsuit described in Item 3 "Legal Proceedings" and to pay other debt incurred by former management. The Company also issued 43,000 warrants in connection with the Regal Settlement Agreement, exercisable at $1.00 per share of common stock and expiring December 31, 2000.

On September 5, 1997, the Company amended its Certificate of Incorporation with the Secretary of State of Oklahoma to increase the aggregate number of authorized shares of common stock from 10,000,000 shares to 50,000,000 shares.

The Company does not have a written cash dividend policy, has not paid cash dividends on its common stock in the past and does not expect to pay cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

  The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year in the three-year period ended June 30, 1998. The Company's Financial Statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

The Company's future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. At June 30, 1998, the Company's proved reserves were comprised of approximately 5% proved developed reserves and we have an inventory of development drilling locations to pursue after the fiscal year ending June 30, 1998. If we are unable to economically acquire or find significant new reserves for development and exploitation, the Company's oil and gas production, and thus its revenues, would likely decline gradually as its reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The oil and gas markets have historically been very volatile, and any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations, and could result in a reduction in the carrying value of the Company's proved reserves and adversely affect its access to capital.

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED HEREIN AND IN OTHER DOCUMENTS. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN THIS ANNUAL REPORT AND THE DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

As a result of the restatements of the Company's financial statements for the fiscal years ended June 30, 1997 and 1996, certain information contained in this item related to the fiscal years ended June 30, 1997 and 1996 has changed from that which appeared in the Company's originally filed Form 10-KSB for those periods.



RESULTS OF OPERATIONS
COMPARISON OF FISCAL 1998 TO FISCAL 1997

REVENUES

OIL AND GAS SALES decreased 43% to $162,299 in the fiscal year ended June 30, 1998 ("fiscal 1998") from $281,349 in the fiscal year ended June 30, 1997 ("fiscal 1997"), primarily because of lower oil and gas prices and the disposition of oil and gas properties during fiscal 1998 and the latter half of fiscal 1997.

OTHER REVENUES decreased 89% to $12,683 in fiscal 1998 from $113,447 in fiscal 1997 primarily as a result of the decrease in overhead recovery fees from fiscal 1998 compared to fiscal 1997, and as a result of the sale of non-strategic oil and gas properties and the disposition of real estate owned by the Company during fiscal 1998 and the latter half of fiscal 1997.

COSTS AND EXPENSES

PRODUCTION AND OPERATING EXPENSE increased 109% to $301,198 in fiscal 1998 from $143,772 in fiscal 1997. The increase was primarily attributable to the loss associated with the disposal of properties, the write down of retired assets and to higher field operating costs on the Company's Duval County wells which were considered marginal producers by the Company. Subsequent to June 30, 1998, the Duval County wells were traded to the operator as partial settlement of the operating costs incurred by the Company over the last several years. See "Legal Proceedings".

DEPRECIATION, DEPLETION AND AMORTIZATION increased 273% to $304,958 in fiscal 1998 from $81,618 in fiscal 1997. The increase was primarily attributable to a non-recurring accounting adjustment due to the Company's revised annual reserve analysis.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("G&A") increased 64% to $198,554 in fiscal 1998 from $120,820 in fiscal 1997. The increase in G&A was attributable primarily to accounting, legal and administration costs arising from the Company's obligation to correct the Company's financial statements for the periods ending June 30, 1997, 1996 and 1995.

INTEREST EXPENSE increased 80% to $24,279 in fiscal 1998 from $13,508 in fiscal 1997 as a result of increased field expense, primarily attributable to the Regal Petroleum non-operated properties, for the fiscal year ending June 30, 1997.

GAIN ON SALE OF ASSETS was $12,230 in fiscal year 1998 compared to a loss of $277,893 in fiscal year 1997 due to the sale of certain oil and gas and other assets.


NET INCOME

Net income decreased 162% to reflect a loss of $641,446 in fiscal 1998 from a loss of $243,896 in fiscal 1997 primarily as a result of lower revenues, the sale of oil and gas properties, higher production and operating costs and increased depletion, depreciation and amortization.

FISCAL 1997 AS COMPARED TO FISCAL 1996

From July 1, 1996, to June 30, 1997, the Company recorded a net loss of $243,896 compared to a net loss of $431,099 for fiscal year 1996. This reduction in loss is due to the reduced G&A and production expenses associated with the sale of assets.

GENERAL AND ADMINISTRATIVE COSTS decreased 7% to $120,820 in 1997 from $131,027 in fiscal 1996 due to administrative cost reductions.

PRODUCTION AND OPERATING COSTS decreased 17% from $174,119 in fiscal 1996 to $143,772 in fiscal 1997 due to the sale of assets.

DEPLETION, DEPRECIATION AND AMORTIZATION decreased 50% from $166,068 in 1996 compared to $81,618 in 1997 due to the sale of assets.

OIL AND GAS REVENUES decreased from $387,783 to $281,349 reflecting a 27% decrease due to the sale of assets.

OTHER INCOME was reduced 40% from $190,655 in 1996 to $113,447 in 1997 due to the sale of assets.


FISCAL YEAR 1996 AS COMPARED TO FISCAL YEAR 1995

The Company incurred a net loss in 1996 of $431,099 compared to a net loss of $166,414 in fiscal 1995. Substantially all of the increase was incurred due to the sale of assets.

OIL AND GAS REVENUES were reduced 28% and OTHER INCOME was reduced 9% due to the sale of assets.

PRODUCTION AND OPERATING COSTS were reduced 44%, DD&A was reduced 21% and a 22% reduction in G&A in fiscal 1996 were all attributable to the sale of the Company's assets.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The Company's primary financial resource is its oil and gas reserves. The Company does not have any credit facilities to supplement its internally generated cash flow as a source of financing for its capital expenditure programs. Product prices, over which we have no control, have a significant impact on revenues from production and the value of such reserves and thereby on the Company's borrowing capacity in the event the Company determines to borrow funds. Within the confines of product pricing, the Company must be able to find and develop or acquire oil and gas reserves in a cost effective manner in order to generate sufficient financial resources through internal means to complete the financing of its capital expenditure program.

The Company had a net working capital deficit of $340,769 at June 30, 1998.

The following discussion sets forth the Company's current plans for capital expenditures in fiscal 1999, and the expected capital resources needed to finance such plans.


CAPITAL EXPENDITURES

At the present time, the Company anticipates spending on exploration and development activities during fiscal 1999 to be minimal but is in the process of developing strategic alliances that will position the Company to take advantage of possible acquisition objectives that will fit into the Company's core activity areas of oil and gas production.

The Company may increase its planned activities for 1999 if product prices improve and if we are able to obtain the capital resources necessary to finance such activities. See "BUSINESS - DRILLING, EXPLORATION AND PRODUCTION ACTIVITIES."


WORKING CAPITAL AND CASH FLOW

During 1998, the Company generated a cash flow deficit from operating activities of $97,779.

The Company's working capital decreased from $12,326 at June 30, 1997 to a deficit of $340,769 at June 30, 1998.

On March 24, 1999, the Company offered the holders of a promissory note dated October 1, 1996 the opportunity to convert that debt, estimated to amount to $118,760 in principal and interest, to equity at a conversion rate of the three of the Company's common shares for every dollar of principal and interest owed by the Company. All of the secured parties have agreed to convert their interests. See "Certain Relationships and Related Transactions".

On December 30, 1998, 470,000 warrants, each exercisable at $0.50 for one share of the Company's common stock, were due to expire. These warrants contained a provision to extend the expiration date but the Company did not choose to do so. Prior to the expiration date, warrant holders exercised 240,000 warrants for a total of $120,000, used primarily to settle the Regal Petroleum lawsuit and to pay on other debt incurred by former management.

CAPITAL RESOURCES

The Company believes that the funds which will be available from the completed and pending sales of assets, combined with operating cash flow, will be adequate to fund the projected capital expenditures for fiscal 1999. However, because future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company's success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities.

If funds available from asset sales, combined with operating cash flow, are not sufficient to fund its anticipated levels of capital expenditures, the Company will be required to seek alternative forms of capital resources, including the sale of other assets and the issuance of debt or equity securities. Although the Company believes it will be able to obtain funds pursuant to one or more of these alternatives, if needed, management cannot be assured that any such capital resources will be available to the Company. If additional capital resources are needed, but we are unable to obtain such capital resources on a timely basis, the Company may not be able to maintain a level of liquidity sufficient to meet its obligations as they mature or to implement its capital expenditures or develop its assets.

INFLATION

Although the level of inflation affects certain of the Company's costs and expenses, inflation did not have a significant effect on the Company's results of operations during fiscal 1998.


INFORMATION SYSTEMS FOR THE YEAR 2000

Historically, certain computer software systems, as well as certain hardware containing embedded chip technology, such as micro-controllers and microprocessors, were designed to utilize a two-digit date field and consequently, they may not be able to properly recognize dates in the year 2000. This could result in system failures. The Company relies on our computer-based management information systems, as well as embedded technology, to operate instruments and equipment in conducting our day-to-day business activities. Certain of these computer-based programs and embedded technology may not have been designed to function properly with respect to the application of dating systems relating to the year 2000.

In response, we have developed a "Year 2000 Plan" and, in 1998, established an internal group to identify and assess potential areas of risk and to make any required modifications to our computer systems and equipment used in oil and gas exploration, production, gathering and gas processing activities. The Year 2000 Plan is comprised of various phases, including assessment, remediation, testing and contingency plan development. The Company believes this plan will provide reasonable assurance that our business activities and facilities will continue to operate safely and reliably, and without material interruption after 1999.

We have completed all phases of the Year 2000 Plan as it relates to our internal systems and hardware. The Company's inventory of computer hardware and software is substantially Year 2000 compliant.

To date, the costs to implement the Year 2000 Plan have been nominal. The Company does not expect to incur any significant costs during the remainder of 1999 to complete the Year 2000 Plan.

Although the Company anticipates minimal business disruptions as a result of Year 2000 issues, in the event the computer-based programs and embedded technology equipment of the Company, or that owned and operated by Third Party Providers, should fail to function properly, possible consequences include, but are not limited to, loss of communication links, inability to produce, process and sell oil and natural gas, loss of electric power, and inability to automatically process commercial transactions or engage in similar automated or computerized business activities.


ITEM 7. FINANCIAL STATEMENTS

The Report of Independent Accountants, Financial Statements and any supplementary financial data required by this Item are set forth on pages 43 through 62 of this Report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in the Company's current reports on Form 8-K filed with the Commission on August 25, 1998 and March 3, 1999, the Company dismissed its prior accountants, William "Gayle" Matthews, C.P.A. and appointed Hoffman McBryde (now known as Weaver and Tidwell L.L.P.) as its auditors.



                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of each director and executive officer and the period during which each has served as a director of the Company:


NAME                    AGE   POSITION WITH ROSELAND           DIRECTOR SINCE
------                  ---   ----------------------           --------------
Calvin Wallen III       43    Chairman of the Board, President
                                & Chief Executive Officer                1997
Jon S. Ross             34    Director, Secretary                        1998
William Vandever        72    Director                                   1991
Gene Howard             71    Director                                   1991

Stacy Hacker            40    Director, Resigned October 1998            1997

CALVIN A. WALLEN III has served as the President and Chief Executive Officer of the Company since December 1997, and as Chairman of the Board of Directors since June 1998. Mr. Wallen has over 20 years of experience in the oil and gas industry working as a drilling and petroleum engineer. He was employed by Superior Oil and various other drilling contractors including Resource, Tom Brown and Rowan International. He assisted in the design and construction of several land rigs with advanced drilling systems and has domestic and international experience in drilling engineering. While employed by Rowan International, Mr. Wallen gained experience in drilling high angle directional wells at Prudhoe Bay on contract to Arco. In 1982 Mr. Wallen began acquiring and developing oil and gas properties, forming a production company that has evolved into Tauren Exploration, Inc. Mr. Wallen did his undergraduate studies at Texas A&M University in College Station, Texas.

JON S. ROSS has served as a director of the Company since April 1998 and as Secretary since November 1998. Since 1989, Mr. Ross has been a practicing attorney in Dallas, Texas specializing in the representation of over fifty corporate entities within the past eight years. He has served on several community and not-for-profit committees and Boards and has been asked to speak to corporate and civic leaders on a variety of corporate law topics. Mr. Ross graduated from St. Mark's School of Texas with honors in 1982 and graduated from the University of Texas at Austin in 1986 with a B.B.A. in Accounting. He then graduated from the University of Texas School of Law in 1989 attaining a Juris Doctorate degree.

GENE C. HOWARD is the Senior Partner of the law firm of Howard, Widdows, Bufogle and Vaughn, P.C. of Tulsa, Oklahoma and has been engaged primarily in the private practice of law over the past thirty-five years. Mr. Howard served in the Oklahoma State Senate from 1964 through 1982 and was President Pro Tem from 1975 through 1981. In addition, he served as the Chairman of the Board of Farmers and Exchange Bank from 1972 through 1991 and on the Board of Directors of Local Federal Bank of Oklahoma. Mr. Howard is a Director of the Oklahoma State Education and Employment Group Insurance Board and presently acts as Chairman. Mr. Howard served as Director of EntreCap and Hinderliter corporations from 1991 to August of 1992. He is also Chairman of the Board of Philadelphia Mortgage Trust ("PMT").

WILLIAM G. VANDEVER served as the Chief Executive Officer and President of the Company from August 1991 until December 1997 and as the Chairman of the Board from August 1991 until November 1998. He continues to serve as a Director of the Company. His business experience as a Corporate Chief Executive includes oil and gas, banking, finance, real estate, retailing and insurance. Over the past fifteen years, he has drilled over two hundred wells in Oklahoma, Texas, Kansas, Arkansas and Ohio. He served as President of Professional Investors Life Insurance Company ("PILIC"), Bonneville Life Insurance Company, Thurston Fire and Casualty Company and Progress Life and Accident Company, all insurance companies based in Tulsa, Oklahoma from 1990 through 1992 when PILIC was sold to a third party. Mr. Vandever served as a director of EntreCap from 1991 to August 1992 and as a director of Hinderliter Industries, Inc. from 1991 until August 1992. For more than the past five years, Mr. Vandever has served as an officer and/or director of Kansas Energy Corporation, Mohawk Oil and Gas Corporation, Tulsa Petroleum Corporation and William G. Vandever Company, Inc.

William Vandever, during the period of time in which he served as the President and Chief Executive Officer of the Company, purportedly granted some preferential rights with respect to 75% of the Reagan leases in Section 11, Palo Pinto County, Texas, to participants (including Kees and Vandever himself) in the re-work of the Reagan #2-11 well. Mr. Vandever also purportedly granted the same rights to himself as a participant. The Company discovered this within the past sixty days. Claims related to preferential rights with regard to the Reagan lease in Section 11 could materially and adversely affect the financial condition and the outlook of the Company. Based upon information obtained by the Company, the Company has filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.", against Kees, Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void. This suit also seeks monetary damages against the named defendants. This lawsuit was filed on April 26, 1999. The Company plans to vigorously pursue this action.

STACY HACKER was elected as a director in December 1997. Mr. Hacker has over fifteen years experience in the international business and finance arena. He has taken the lead in the financial and corporate development of several international business entities and has orchestrated the development and sale of a large international company. Mr. Hacker submitted his resignation October 28, 1998 to pursue business opportunities.

Directors do not receive any compensation for their services as directors except that the Company reimburses all travel expenses.

There are no family relationships among any of the directors or executive officers of the Company. See "Certain Relationships and Related Transactions" for a description of transactions between the Company and its directors, executive officers or their affiliates.

We have no employment agreements with its officers or key executives, however, the Company did execute a consulting agreement with William Vandever that is to terminate December 1998.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To the Company's knowledge, based solely on a review of the copies of the reports required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, that have been furnished to the Company and written representations that no other reports were required, during the year ended June 30, 1998 all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners have been met.



ITEM 10. Executive Compensation

The total compensation for the three fiscal years ended June 30, 1998, for William Vandever, the Company's former Chief Executive Officer and Calvin Wallen III, the Company's current Chief Executive Officer is set forth below in the following Summary Compensation Table. No other person received cash compensation in excess of $100,000 during the fiscal year ended June 30, 1998.



SUMMARY COMPENSATION TABLE

                                            Fiscal  Annual  Other Annual
Name and Principal Position                  Year   Salary  Compensation
---------------------------                 ------  ------  ------------
William G. Vandever,                          1998  15,000           0
Former President and CEO
                                              1997  40,500           0
                                              1996  72,000           0
Calvin Wallen III, President and CEO          1998*      0           0
                                              1997       0           0
                                              1996       0           0

-----------------------------
*Mr. Wallen was elected CEO, President & Director in December 1997 and as of June 15, 1999, has not received any compensation from the Company for his services as Chief Executive Officer.


There were no options granted or exercised by any of the Company's directors or officers.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of the Company's Common Stock beneficially owned, as of April 15, 1999 by (i) each person known to the Company to beneficially own more than 5% of the Common Stock of the Company (the only class of voting securities now outstanding), (ii) each director and executive officer, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the number of shares and percentage of ownership of Common Stock for each of the stockholders set forth below assumes that shares of Common Stock that the stockholder may acquire within sixty days of April 15, 1999 are outstanding.


                                              NUMBER             APPROXIMATE
 NAME AND ADDRESS                           OF SHARES          PERCENT OF CLASS
------------------                          ---------          ----------------
Calvin Wallen III                           9,515,000 /1/                  52.5%
1720 Northwest Highway, Ste. 320
Garland, TX   75041

Earthstock Resources, Inc.                  3,500,000                      19.3%
1720 Northwest Highway, Ste. 320
Garland, TX   75041

William G. Vandever                         1,137,433 /2/                   6.2%
1724 East 15th St.
Tulsa, OK   74104

Margaret Vandever                             927,433 /2/                   5.0%
1724 East 15th St.
Tulsa, OK   74104

William and Ruth Bruggeman                  3,489,694 /3/                  19.2%
20 Anemone Circle
North Oaks, MN   55127

Gene Howard                                   322,245 /4/                   1.7%
2402 East 29th St.
Tulsa, OK   74114

Jon S. Ross                                         0 /5/                    *
1720 Northwest Highway, Ste. 320
Garland, TX   75041



All officers and directors
as a group (4 persons):                    10,974,678 /6/                  60.6%


*Less than one percent.

/1/   Includes 3,500,000 shares held by Earthstock Resources, Inc., a company controlled by Mr. Wallen

/2/   Includes 927,433 shares presently held by Mr. Vandever's wife,
Margaret, of which Mr. Vandever claims no beneficial ownership

/3/   Includes 500,000 shares held by Diversified Dynamics Corp., a company controlled by the Bruggemans, 60,000 shares owned by Consumer Products Corp. in which Mr. Bruggeman's wife Ruth is a joint owner and 2,500,000 shares held jointly by William Bruggeman & Ruth Bruggeman JTWROS

/4/   All 322,245 shares are held by Mr. Howard's wife, Belva, of which Mr.
Howard claims no beneficial ownership

/5/   Mr. Ross is a current director and presently owns no stock

/6/   See footnotes #1, #2, & #4 above

ITEM 12. Certain Relationships and Related Transactions

In December 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") with Calvin Wallen III or his designees, William Bruggeman and Ruth Bruggeman, and Diversified Dynamics, Inc. (together, the "Buyers"). Pursuant to the Agreement, the Company issued (i) 7,000,000 shares of its common stock to Calvin Wallen III; (ii) 2,500,000 shares of common stock to Earthstock Resources, Inc., all of the shares of which are owned by Mr. Wallen; (iii) 2,500,000 shares of common stock to William Bruggeman and Ruth Bruggeman as joint tenants with rights of survivorship; and (iv) 500,000 shares of common stock to Diversified Dynamics, which is controlled by the Bruggemans, representing an aggregate of approximately 71.3% of the issued and outstanding shares of common stock of the Company, with the shares issued to Mr. Wallen and his affiliates representing approximately 54.2% of the issued and outstanding shares of common stock of the Registrant. In exchange for the issuance of the Shares, the Buyers conveyed to the Registrant the interests in certain oil and gas properties owned by the Buyers, as well as the Buyers' entire interest in any contracts, leases, records and insurance policies affecting such interests (the "Consideration"). The amount of the Consideration was the result of an agreed negotiation between the Buyers and the Company. Prior to the negotiation and execution of the Agreement, there were no material relationships between the Company or any affiliates, officers or directors of the Company, on the one hand, and any of the Buyers, or any affiliates, officers or directors of any of the Buyers, on the other hand.

In connection with the Agreement, as of December 10, 1997, three directors and officers resigned from the Company. On such date, Calvin Wallen III and two others were appointed to serve as additional directors of the Company (together with William G. Vandever and Gene C. Howard, each of whom continued to serve as directors), and Calvin Wallen III was elected to serve as the Company's President, Vice President and Treasurer.

On December 1, 1997, the Company entered into a contract with an affiliate controlled by our President and Chief Executive Officer to provide certain technical, administrative and management services needed to conduct its business. The terms of the contract provided for personnel to be contracted at current market rates in effect at the time the agreement was executed. In addition, the offices are subleased from an affiliate controlled by our

President and Chief Executive Officer and the offices are subleased through November 30, 1999. The monthly amount charged to the Company is based on actual costs of materials and man-hours of the affiliates that are used pursuant to the terms of the agreement. As of June 30, 1998, the Company had accumulated $196,628 in accounts payable due affiliates that includes the amounts owed for personnel and leasing of office space.

On December 10, 1998, the Company entered into an agreement with Tauren Exploration Inc. ("Tauren") that provides for Tauren to drill on the Company's
Section 11 in Palo Pinto County, Texas. The agreement grants Tauren Exploration Inc. a farm-out retaining a 7.5% overriding royalty interest. The agreement also grants the Company preferential rights in the event that Tauren, at some later date, decides to divest part or all of their interests in the drilled wells. Tauren is an affiliate of Calvin Wallen, III, an officer, director and majority shareholder of the Company.

William Vandever purportedly granted himself, as well as other purported participants in the Reagan #2-11 well, preferential rights as disclosed in legal proceedings. The Company has filed a lawsuit to void this transaction. See "Legal Proceedings".

In October 1996, William Bruggeman, who subsequently became a 5% shareholder, loaned $60,400 to the Company. See "Management Discussion and Analysis; Liquidity and Capital Resources".


Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A. Financial Statements

     The following documents are filed as part of this Report commencing on page 43:

     1.  Report of Independent Auditors

         Statements of Income and Retained Earnings

         Balance Sheets

         Statements of Cash Flows

         Notes to Financial Statements


     2. Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto listed above.



     3. Exhibits

       *3.1 -- Certificate of Incorporation of the Company and amendments.

       *3.2 -- Bylaws of the Company and amendments.

       *4.1 -- Form of Certificate of Common Stock, par value $.05 per share, of the Company.

        10.1 -- Stock Purchase Agreement, dated December 7, 1997, among the Company, Calvin Wallen III or his designees, Diversified Dynamics, William and Ruth Bruggeman (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 24, 1997).

       *10.2 -- Consulting Agreement, dated as of December 1, 1997, between the
        Company and Tauren Exploration, Inc. (filed herewith).


23.1* -- Consent of Weaver & Tidwell L.L.P.

23.2* -- Consent of Wm. Matthews, CPA S.C.

27.1* -- Financial Data Schedule.
* Filed herewith.

+ Executive Compensation Plan or Arrangement previously filed pursuant to Item 14(c).
B. Reports on Form 8-K.

The Company filed no current reports on Form 8-K for the fourth quarter of the fiscal year ended June 30, 1998. Subsequent to the end of the fiscal year ended June 30, 1998, the Company filed with the Securities and Exchange Commission a current report on Form 8-K dated August 26, 1998, and an amendment to such Form 8-K dated October 9, 1998, related to the change of the Company's certified public accountants (Item 4), as well as a Form 8-K filed in March 1999 related to the change in the Company's accountants that resulted from the merger of its accountants into another firm.





SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 20TH DAY OF JUNE, 1999.


                                            Roseland Oil and Gas, Inc.

                                        By: /s/ Calvin Wallen III
                                            ---------------------------------
                                            CALVIN WALLEN III
                                            PRESIDENT AND CHIEF
                                            EXECUTIVE OFFICER


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                            TITLE                   DATE

/s/ Calvin Wallen III          President, Chief Executive    June 20, 1999
-------------------------------  Officer and Director
Calvin Wallen III     (Principal Executive Financial, Accounting Officer)



/s/ Jon Stuart Ross             Director, Secretary          June 20, 1999
-------------------------------
Jon Stuart Ross


/s/ Gene Howard                 Director                     June 20, 1999
-------------------------------
Gene Howard


/s/ Bill Vandever               Director                     June 20, 1999
-------------------------------
Bill Vandever

                           ROSELAND OIL AND GAS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE
                                                                       ----
Report of Independent Auditors.....................................     43

Balance Sheets.....................................................     45

Statements of Operations...........................................     47

Statements of Changes in Stockholders' Equity......................     48

Statements of Cash Flows...........................................     49

Notes to Financial Statements......................................     51

[Logo]
  WILLIAM
 MATTHEWS
C.P.A., S.C.

                         INDEPENDENT AUDITOR'S REPORT




          To the Board of Directors and Stockholders of Roseland Oil and Gas, Inc.


          We have auditied the accompanying balance sheet of Roseland Oil and Gas, Inc. as of June 30, 1997 and 1996, and the related statements of operations, changes in stockholders equity and cash flows for the fiscal years ended June 30, 1997, 1996, and 1995. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roseland Oil and Gas, Inc. as of June 30, 1997, and 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                     /s/ William Matthews, C.P.A., S.C.

          William Matthews, C.P.A., S.C.
          Elm Grove, Wisconsin
          September 28, 1997 and April 29, 1999




414-784-5775
FAX: 414-784-3558
500 Elm Grove Rd., Suite 101
Elm Grove, Wisconsin 53122             43
WILLIAM MATTHEWS, C.P.A., S.C.
CERTIFIED PUBLIC ACCOUNTANT

                             REPORT OF INDEPENDENT AUDITOR


Stockholders and Board of Directors
ROSELAND OIL AND GAS, INC.

We have audited the accompanying balance sheet of Roseland Oil and Gas, Inc. (an Oklahoma Corporation) as of June 30, 1998, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roseland Oil and Gas, Inc. as of June 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Weaver and Tidwell, L.L.P.
WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
February 28, 1999, except for Note 9, as to which the date is April 23, 1999

                           ROSELAND OIL AND GAS, INC.
                                 BALANCE SHEETS
                             JUNE 30, 1998 AND 1997

                                     ASSETS

                                                                  1998          1997
                                                               ----------    ----------
CURRENT ASSETS
    Cash and cash equivalents                                  $      303    $   19,145
    Accounts receivable - Trade                                    56,930       147,857
    Notes receivable - Trade                                            0         1,500
    Inventory                                                           0        14,194
                                                               ----------    ----------
          Total current assets                                     57,233       182,696
                                                               ----------    ----------

PROPERTY AND EQUIPMENT, at cost:
    Oil and gas properties (successful efforts method):
      Proved properties (including wells and related
        equipment and facilities)                               2,314,466     1,358,859
    Real estate holdings
      Buildings                                                         0       210,000
      Office and other equipment                                      910        71,537
                                                               ----------    ----------
              Total property and equipment                      2,315,376     1,640,396

         Less accumulated depreciation, depletion,
          and amortization                                      1,020,503       806,433
                                                               ----------    ----------
                                                                1,294,873       833,963
                                                               ----------    ----------
OTHER ASSETS
    Marketable equity securities                                   96,875             0
    Other                                                          34,959       101,075
                                                               ----------    ----------
                                                                  131,834       101,075
                                                               ----------    ----------
TOTAL ASSETS                                                   $1,483,940    $1,117,734
                                                               ==========    ==========

The Notes to Financial Statements are an integral part of these statements.

                           ROSELAND OIL AND GAS, INC.
                                 BALANCE SHEETS
                             JUNE 30, 1998 AND 1997

                       LIABILITIES AND STOCKHOLDERS EQUITY

                                                                   1998            1997
                                                               -----------     -----------
CURRENT LIABILITIES
     Current portion of long-term debt                         $         0     $    18,652
     Accounts payable                                              188,554          92,725
     Oil and gas revenues payable                                        0           1,205
     Accrued liabilities                                            12,820          57,788
     Due to affiliates                                             196,628               0
                                                               -----------     -----------
              Total current liabilities                            398,002         170,370
                                                               -----------     -----------

LONG-TERM DEBT, less current portion:                              118,760         214,903
                                                               -----------     -----------

DEFERRED INCOME TAXES                                                    0               0


COMMITMENTS AND CONTINGENCIES                                            0               0

STOCKHOLDERS EQUITY

    Series A preferred stock, par value $.01 per share
      authorized 10,000,000 shares,
    Common stock, $.05 par value, authorized
      50,000,000 shares, issued 17,730,847
      and 5,230,847 shares                                         886,543         261,543
    Additional paid-in capital                                   2,636,812       2,385,399
    Stock subscribed and paid - to be issued                       110,000          71,500
    Accumulated deficit                                         (2,627,427)     (1,985,981)
    Unrealized loss on securities                                  (38,750)              0
                                                               -----------     -----------
              Total stockholders equity                            967,178         732,461
                                                               -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                      $ 1,483,940     $ 1,117,734
                                                               ===========     ===========

The Notes to Financial Statements are an integral part of these statements.

                           ROSELAND OIL AND GAS, INC.
                             STATEMENTS OF OPERATION
                    YEARS ENDED JUNE 30, 1998, 1997, AND 1996


                                                            1998        1997          1996
                                                         ---------    ---------    ---------
Revenues:
    Oil and gas sales                                    $ 162,299    $ 281,349    $ 387,783
    Rental income from operating leases                      6,192        8,028        8,591
    Overhead recovery fees                                   4,579      105,419      182,064
    Other                                                    1,912
                                                         ---------    ---------    ---------
          Total revenues                                   174,982      394,796      578,438

Costs and expenses:
    Oil and gas production, operating
      and development costs                                301,198      143,772      174,119
    Selling, general and administrative expenses           198,554      120,820      131,027
    Depreciation, depletion and amortization               304,958       81,618      166,068
                                                         ---------    ---------    ---------

              Total costs and expenses                     804,710      346,210      471,214
                                                         ---------    ---------    ---------
Operating income (loss):                                  (629,728)      48,586      107,224

Non-operating income (expenses):
    Interest income                                              0          346        4,374
    Gain (loss) on sale of assets                           12,230     (277,893)    (519,107)
    Other income (loss)                                        331       (1,427)      (5,136)
    Interest expense                                       (24,279)     (13,508)     (18,454)
                                                         ---------    ---------    ---------
              Total non-operating income (expenses)        (11,718)    (292,482)    (538,323)

Income (loss) from continuing operations:
    Before provision for income taxes                     (641,446)    (243,896)    (431,099)
    Provision (benefit) for income taxes                         0            0            0
                                                         ---------    ---------    ---------

Net loss                                                 $(641,446)   $(243,896)   $(431,099)
                                                         =========    =========    =========


Net loss per common share - Basic and diluted            $   (0.05)   $   (0.05)   $   (0.09)

The Notes to Financial Statements are an integral part of these statements.

                           ROSELAND OIL AND GAS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1998, 1997, AND 1996

                                          Cum.     Common      Common      Addtnl.                       Stock        Pref.
                                          Pref.    Shares       Stock      Paid-In       Accum.      Subscriptions     Div.
                                          Stock  Outstanding  Par Value    Capital       Deficit          Paid       Payable
                                         ------  -----------  ---------   ----------   -----------   -------------   --------
Balance, June 30, 1995                    2,000    4,502,149   $224,544   $2,254,130   $(1,302,988)     $      0     $      0
  Preferred dividend                          0            0          0            0        (7,998)            0            0
  Sale of stock - private placements          0      270,000     13,499      120,150             0             0            0
  Net loss, year ended June 30, 1996          0            0          0            0      (431,099)            0            0
                                         ------  -----------  ---------   ----------   -----------      --------     --------
Balance, June 30, 1996                    2,000    4,772,149    238,043    2,374,280    (1,742,085)            0            0
  Preferred dividend                          0            0          0            0             0             0       35,000
  Conversion of preferred to common      (2,000)     400,000     20,000       13,500             0             0            0
  Conversion of dividend pay to stock         0       58,698      3,500        4,769             0             0      (35,000)
  Sale of stock - private placements          0            0          0            0             0        71,500            0
  Sale of stock - 10% commission              0            0          0       (7,150)            0             0            0
  Net loss, year ended June 30, 1997          0            0          0            0      (243,896)            0            0
                                         ------  -----------  ---------   ----------   -----------      --------     --------
Balance, June 30, 1997                        0    5,230,847    261,543    2,385,399    (1,985,981)       71,500            0
  Subscriptions                               0            0          0            0             0        38,500            0
  Reimbursement of capital                    0            0          0       (3,851)            0             0            0
  Unrealized loss on securities               0            0          0            0             0             0            0
  Stock purchase                              0   12,500,000    625,000      255,264             0             0            0
  Net loss, year ended June 30, 1998          0            0          0            0      (641,446)            0            0
                                         ------  -----------  ---------   ----------   -----------      --------     --------
Balance, June 30, 1998                        0   17,730,847   $886,543   $2,636,812   $(2,627,427)     $110,000     $      0
                                         ======  ===========  =========   ==========   ===========      ========     ========

                                                       Total
                                        Unrealized   Stckhldrs'
                                           Loss        Equity
                                        ----------   ----------
Balance, June 30, 1995                   $      0    $1,175,686
  Preferred dividend                            0        (7,998)
  Sale of stock - private placements            0       133,649
  Net loss, year ended June 30, 1996            0      (431,099)
                                         --------    ----------
Balance, June 30, 1996                          0       870,238
  Preferred dividend                            0        35,000
  Conversion of preferred to common             0        33,500
  Conversion of dividend pay to stock           0       (26,731)
  Sale of stock - private placements            0        71,500
  Sale of stock - 10% commission                0        (7,150)
  Net loss, year ended June 30, 1997            0      (243,896)
                                         --------    ----------
Balance, June 30, 1997                          0       732,461
  Subscriptions                                 0        38,500
  Reimbursement of capital                      0        (3,851)
  Unrealized loss on securities           (38,750)      (38,750)
  Stock purchase                                0       880,264
  Net loss, year ended June 30, 1998            0      (641,446)
                                         --------    ----------
Balance, June 30, 1998                   $(38,750)   $  967,178
                                         ========    ==========

The Notes to Financial Statements are an integral part of these statements.

                           ROSELAND OIL AND GAS, INC.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1998, 1997, AND 1996

                                                              1998         1997         1996
                                                           ---------    ---------    ---------
Cash flows from operating activities:
    Net loss                                               $(641,446)   $(243,896)   $(431,099)
    Adjustments to reconcile net income (loss)
     to cash provided (used) by operating activities:
      Depreciation, depletion and amortization               304,958       81,618      166,068
      (Gain) loss from sale of assets                        (12,230)     277,893      519,107
      Change in assets and liabilities:
        (Increase) decrease in accounts receivable            90,927       69,973      (14,981)
        Decrease in inventory                                 14,194       26,008        2,386
        Decrease in notes receivable                           1,500       48,752        8,548
        (Increase) decrease in other assets                   49,696      230,127       48,935
        Increase (decrease) in accounts payable
          and accrued liabilities                             94,622      (22,444)    (126,529)
        Decrease in oil and gas
          revenues payable                                         0      (42,497)    (129,732)
                                                           ---------    ---------    ---------
    Net cash provided (used) by operating
      activities                                             (97,779)     425,534       42,703
                                                           ---------    ---------    ---------
Cash flows from investing activities:
    Proceeds from disposal property and equipment                  0            0      277,306
    Purchase of property and equipment                      (150,752)    (501,745)    (193,782)
                                                           ---------    ---------    ---------
    Net cash provided (used) by investing
      activities                                            (150,752)    (501,745)      83,524
                                                           ---------    ---------    ---------
Cash flows from financing activities:
    Proceeds from stock subscriptions                         38,500            0            0
    Payment for reimbursement of capital                      (3,851)           0            0
    Issuance of common stock                                       0      141,119      133,649
    Issuance of preferred stock                                    0       (2,000)           0
    Dividend payment                                               0      (35,000)      (7,998)
    Additional debt                                                0      150,421      122,538
    Proceeds of loan from affiliate                          196,628            0            0
    Payments on debt                                          (1,588)    (177,835)    (367,176)
                                                           ---------    ---------    ---------
    Net cash provided (used) by financing
      activities                                             229,689       76,705     (118,987)
                                                           ---------    ---------    ---------
    Net increase (decrease) in cash and cash
      equivalents                                            (18,842)         494        7,240

    Cash and cash equivalents, beginning of year              19,145       18,651       11,411
                                                           ---------    ---------    ---------
    Cash and cash equivalents, end of year                 $     303    $  19,145    $  18,651
                                                           =========    =========    =========

The Notes to Financial Statements are an integral part of these statements.

                           Roseland Oil and Gas, Inc.
                             Statement of Cash Flow
                        For the Year Ended June 30, 1998
                                   (continued)

Supplemental cash flows information:

    Cash paid during the year for:
        Interest                                                                     $  24,279
        Income taxes                                                                         0


Noncash investing and financing activities - debit (credit):              1998
    Acquisition of marketable securities:
        Marketable securities                                             135,625
        Oil and gas properties                                            (90,550)
        Gain on sale of properties                                        (45,075)

    Acquisition of oil and gas property:
        Nonproducing leasehold                                            880,264
        Common stock                                                     (625,000)
Paid in capital                                                          (255,264)

    Sale of real property in satisfaction of debt:
        Building (net of depreciation)                                   (185,739)
        Mortgage payable                                                  111,573
        Loss on sale of property                                           74,166

The Notes to Financial Statements are an integral part of these statements.

                           ROSELAND OIL AND GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


1.       BACKGROUND AND GENERAL

         Roseland Oil and Gas, Inc. is engaged in domestic crude oil and natural gas exploration, development and production, with primary emphasis on the production of oil and gas reserves through acquisitions of proved, producing oil and gas properties in the states of Texas, Oklahoma and Louisiana.

         Roseland Oil and Gas, Inc. ("Company") is an Oklahoma corporation. In June 1998, in connection with a change of the Company's management, the Company relocated its corporate offices from Tulsa, Oklahoma to Garland, Texas.

2.       SIGNIFICANT ACCOUNTING POLICIES

         PROPERTY AND EQUIPMENT - The Company utilizes the successful efforts method of accounting for its oil and gas producing activities. Under the successful efforts method, the Company capitalizes all oil and gas leasehold acquisition costs, consisting principally of acquisition costs of proved producing oil and gas properties, including wells and related equipment and facilities. For unproved properties, leasehold impairment is recognized based upon an individual property assessment and exploration experience. Upon discovery of commercial reserves, such leasehold costs are transferred to proved properties.

         Geological and geophysical expenses, delay rentals, production costs and overhead are charged against income as incurred. Exploratory drilling costs are capitalized when incurred. If exploratory wells are determined to be unsuccessful, applicable costs are expensed. Costs incurred to drill and equip developmental wells, including unsuccessful developmental wells, are capitalized.

         Well workover projects which entail drilling to a deeper producing formation or plugging back to a more shallow producing formation ("recompletions") increase the production potential of reserves and are capitalized. In addition, well workovers which are required on newly acquired oil and gas properties in order to restore efficient and/or commercial production are capitalized. All other workover costs are expensed as incurred. These costs include those for deepening existing producing wells within the same producing formation when such operations are conducted for the purpose of restoring efficient operating conditions, as well as other repairs, reconditioning or reworking costs of wells already drilled and operating.

         Depreciation, depletion and amortization of the costs of proved producing oil and gas properties, with the exception of lease and well equipment, are determined by the units-of-production method based on quantities produced as a percent of estimated proved recoverable reserves. Depreciation of lease and well equipment is computed by the straight-line method over estimated useful lives ranging from five to ten years. Depreciation, depletion, and amortization of producing oil and gas properties amounted to $288,356, $81,618, and $166,068 for the years ended June 30, 1998, 1997, and 1996, respectively.

         When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation and depletion are eliminated and any gain or loss is reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and sales price or salvage value is charged or credited to accumulated depreciation and depletion.

         Office and other equipment are carried at cost and depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Depreciation and amortization of office and other equipment amounted to $182, $8,602, and $12,164 for the years ended June 30, 1998, 1997, and 1996, respectively.

         INCOME TAXES - Deferred tax liabilities or assets arise from temporary differences between the tax basis of an asset or liability and its reported amount in the balance sheet. Principally, these differences are related to depreciation, depletion, and amortization, net operating losses and valuation of the properties acquired in the acquisition described in Note 5.. The amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax law to determine the amount of taxes payable or recoverable currently or in future years.

         EARNINGS (LOSS) PER COMMON SHARE - Earnings (loss) per share are calculated based upon the weighted-average number of outstanding common shares. Diluted earnings (loss) per share are calculated based upon the weighted-average number of outstanding common shares, plus the effect of dilutive stock options, warrants, convertible preferred stock and convertible debentures.

         The Company has adopted Statement of Financial Accounting Standards
         (SFAS) No. 128 "Earnings Per Share", which requires that both basic earnings (loss) per share and diluted earnings (loss) per share be presented on the face of the statement of operations.

         As discussed in Note 6, there were no dilutive securities during the years ended June 30, 1998 and 1997. The weighted average number of common and common equivalent shares outstanding was 12,491,121; 5,037,314; and 4,569,135 for the years ended June 30, 1998, 1997, and
         1996, respectively.

         IMPAIRMENTS - Impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets (other than unproved oil and gas properties discussed above) may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value.

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to a concentration of credit risk consists primarily of trade accounts receivable with a variety of local, national, and international oil and natural gas companies. Such credit risks are considered by management to be limited due to the financial resources of the oil and natural gas companies.

         CASH EQUIVALENTS - For purposes of the statements of cash flow, the Company considers all certificates of deposit and other securities or debt instruments with maturities of three months or less, when purchases, to be cash equivalents.

         ORGANIZATION COSTS - Organization costs, in the amount of $44,070 are being amortized by the straight line method over five years. Amortization expense charged to operations for the year ending June 30, 1998, was $16,420.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - At June 30, 1998, the Company's financial instruments consist of marketable securities and long term debt. The Company believes that the recorded values approximate fair value.

         IMPLEMENTATION OF NEW FINANCIAL ACCOUNTING STANDARDS - In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. The statement must be adopted by the Company in the first quarter of fiscal year ending June 30, 1999. Under provisions of this statement, the Company will be required to include a financial statements presentation of comprehensive income and its components to conform to these new requirements. Implementation of this disclosure standard is not expected to affect the Company's financial position or results of operations.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         CERTAIN SIGNIFICANT ESTIMATES - Management estimates included in these financial statements for which it is reasonably possible that a future event in the near term could cause the estimate to change and the change could have a severe impact, are as follows:

         Management's estimates of oil and gas reserves are based on various assumptions, including constant oil and gas prices. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimate. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves.

         While it is at least reasonably possible that the estimates above will change materially in the near term, no estimate can be made of the range of possible losses that might occur.

         OIL AND GAS REVENUE

         The Company recognizes oil and gas revenues on the sales method as oil and gas production is sold. Differences between sales and production volumes during the years ended June 30, 1998 and 1997, were not significant.

3.       Marketable Securities

         On January 1, 1998 the Company sold all rights in certain oil and gas properties and gas gathering systems in exchange for 155,000 shares of common stock of Comanche Energy, Inc. (Comanche). The president of Comanche is a stockholder and former director of the Company. Management has classified the securities as available for sale, and they are reported at fair market value. As of January 1, 1998 the fair market value of the shares was $0.875 per share, and as of June 30, 1998, was $0.625 per share. The unrealized decline in value of $38,750 has been excluded from earnings and reported as a separate component of shareholders equity.


4. LONG-TERM DEBT - At June 30, 1998 and 1997, long-term debt to banks and others was comprised of the following:

                                                            1997          1998
                                                            ----          ----
         9% mortgage on office building, due in 2016      $112,243             0
         Farmers & Merchants Bank                            5,312             0
         Note payable to Minneapolis Group                 116,000       118,760
                                                          --------      --------
                                                          $233,555      $118,760
                                                          ========      ========


         The Minneapolis Group consists of nine individuals all holding promissory notes dated October 1, 1996 with an interest rate of 10% and various installment payments, each with a maturity date of April 1, 2002. The notes are collateralized by various oil and gas properties.

         Holders of the promissory notes representing the Minneapolis Group are entitled, at the holder's option, at any time on or before the date on which the note is paid in full, to convert the principal amount of the note into fully paid and non-assessable shares of common stock at a conversion price of three shares of common stock for each $1.00 of note balance.

         As of June 30, 1998 all notes are one year in arrears in principal payments and are currently in default. As of March 24, 1999, the option to accelerate the note balance has been waived by all note holders and each has executed a document of intent to convert the note to stock as described above. The unpaid balances of these notes are reported in the balance sheet at June 30, 1998, as long-term debt.


5.       STOCKHOLDERS' EQUITY

         The Company's authorized capital is 50,000,000 shares of $0.05 par value common stock and 10,000,000 shares of $0.01 par value preferred stock.

         WARRANTS - Warrants designated as "Class A Warrants" were issued to each record holder of common stock as of July 12, 1991, at the rate of two warrants for each share of common stock owned. The warrants were exercisable at $2.50 per share beginning on April 30, 1992, rising $0.50 per share at the beginning of each of the next four years thereafter and expire on April 29, 1997. The warrants were callable in total by the Company at a specified redemption price of $0.50 per warrant during a call period lasting 10 days immediately succeeding a period during which the closing price for the Company's common stock has exceeded the exercise price of the warrants for each of ten consecutive business days. The warrants were extended by management of the Company until April 29, 1998 and were allowed to expire unexercised at that time.

         Under a Limited Offering Memorandum in 1996, the Company issued 470,000 warrants to purchase one share of common stock for each right at $.50 per share of common stock. These rights were scheduled to expire December 28, 1998 and contained a provision for extending the expiration date. The Company did not extend the exercise period of the warrants. As of December 30, 1998, warrant holders had exercised 240,000 warrants for a total of $120,000 which was used primarily to fund the settlement of the Regal Petroleum lawsuit described in Note 9 and to pay other debt incurred by former management. The Company also issued 43,000 new warrants in connection with the Regal Settlement Agreement, exercisable at $1.00 per share of common stock and expiring December 31, 2000.

         STOCK PURCHASE AGREEMENT - In December 1997, the Board of Directors voted to enter into a stock purchase agreement ("the agreement") in which the Company issued 12,500,000 restricted shares of common stock in exchange for the conveyance to the Company of certain non-producing leasehold properties valued at $967,215, less $86,951 of costs associated with the transaction. The valuation of the property was based on its fair market value as of the exchange date. The 12,500,000 shares issued represent approximately 70% of the issued and outstanding shares of common stock of the Company. In connection with the agreement, as of December 10, 1997, three of the five members of the Board of Directors resigned, three new Directors were appointed and new management of the Company was elected.

         SUBSEQUENT ISSUANCE OF ADDITIONAL SHARES - Subsequent to June 30, 1998, the Company issued the following additional shares of its common stock:

         AUGUST, 1998

                  190,000 shares for $110,000 pursuant to stock subscription agreements

                  170,000 shares, valued at $85,000, for services rendered

         NOVEMBER, 1998

                  8,500 shares, valued at $4,250, for services rendered

         JANUARY, 1999

                  129,000 shares, valued at $60,209 issued as settlement of Regal lawsuit


6.       LOSS PER COMMON SHARE

         Net loss per common share is computed as follows:

                                                           1998              1997              1996
         Net loss available to shareholders
                 (numerator)                           (641,446)         (243,896)         (431,099)
                                                        -------           -------           -------

         Weighted average number of shares
                 of common stock (denominator)       12,491,121         5,037,314         4,569,135
                                                     ==========         =========         =========

         Loss per common share                       $     (.05)        $    (.05)        $    (.09)
                                                     ==========         =========         =========

         Potential dilutive securities (stock warrants, convertible debt) have not been considered since the Company reported a net loss and, accordingly, their effects would be antidilutive.


7.       RELATED PARTY TRANSACTIONS

         In December 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") with Calvin Wallen III or his designees, William Bruggeman and Ruth Bruggeman, and Diversified Dynamics, Inc. (together, the "Buyers"). Pursuant to the Agreement, the Company issued (i) 7,000,000 shares of its common stock to Calvin Wallen III; (ii) 2,500,000 shares of common stock to Earthstock Resources, Inc., all of the shares of which are owned by Mr. Wallen; (iii) 2,500,000 shares of common stock to William Bruggeman and Ruth Bruggeman; and (iv) 500,000 shares of common stock to Diversified Dynamics, which is controlled by the Bruggemans, representing an aggregate of approximately 71.3% of the then issued and outstanding shares of common stock of the Company, with the shares issued to Mr. Wallen and his affiliates representing approximately 54.2% of the then issued and outstanding shares of common stock of the Company. In exchange for the issuance of the Shares, the Buyers conveyed to the Company the interests in certain oil and gas properties owned by the Buyers, as well as the Buyers' entire interest in any contracts, leases, records and insurance policies affecting such interests (the "Consideration").

         In connection with the Agreement, as of December 10, 1997, three directors and officers resigned from the Company. On such date, Calvin Wallen III and two others were appointed to serve as additional directors of the Company (together with William G. Vandever and Gene C. Howard, each of whom continued to serve as directors), and Calvin Wallen III was elected to serve as the Company's President, Vice President and Treasurer.

         On December 10, 1998, the Company entered into an agreement with Tauren Exploration Inc. ("Tauren") that provides for Tauren to drill on the Company's Section 11 in Palo Pinto County, Texas. The agreement grants Tauren Exploration Inc. a farm-out retaining a 7.5% overriding royalty interest. The agreement also grants the Company preferential rights in the event that Tauren, at some later date, decides to divest part or all of its interests in the drilled wells. Calvin Wallen, III is an officer, director and majority shareholder of both the Company and Tauren.

         On December 1, 1997, the Company entered into a contract with Tauren to provide the necessary technical, administrative and management expertise needed to conduct its business. At June 30, 1998, the Company had no full time employees. The Company's offices are subleased from Tauren through November 30, 1999. The monthly amount charged to the Company is based on actual costs of materials and labor hours of Tauren that are used pursuant to the terms of an agreement. Tauren also paid various organization costs and consulting fees on behalf of the Company. As of June 30, 1998, the Company owed Tauren $196,628.

 8.      INCOME TAXES

         The components of the net deferred federal income tax assets (liabilities) recognized in the Company's balance sheet were as follows:

                                                                June 30, 1998   June 30, 1997
         Deferred tax assets
                Net operating loss carryforwards                 $ 480,033      $ 261,941
         Deferred tax liabilities
                 Value of purchased property                      (256,790)             0
                                                                 ---------      ---------
         Net deferred tax assets before valuation allowance        223,243        261,941

         Valuation allowance                                      (223,243)      (261,941)
                                                                 ---------      ---------

         Net deferred tax assets                                 $       0      $       0
                                                                 =========      =========

         As of June 30, 1998 and 1997, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards would not be realizable through generation of future taxable income; therefore, they are fully reserved.

         The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rate of 34% to the loss before income taxes for the years ended June 30, 1998 and 1997.

                                                              1998            1997
         Tax benefit calculated at statutory rate          ($218,092)      ($69,740)


         Increase (reductions) in taxes due to:
           Effect of net operating loss carryforwards        218,092         69,740
                                                           ---------       --------

         Current federal income tax provision              $       0       $      0
                                                           ---------       --------

         As of June 30, 1998, the Company had net operating loss carryforwards of $1,411,861, which are available to reduce future taxable income and the related income tax liability. These carryforwards expire as follows:

                                                                    Net Operating Losses
         2007                                                          $  134,197
         2011                                                             431,099
         2012                                                             205,119
         2013                                                             641,446
                                                                       ----------



                                                                       $1,411,861
                                                                       ==========

9.       COMMITMENTS AND CONTINGENCIES

         Consulting agreement

         Effective December 1, 1997 the Company entered into a consulting agreement whereby a director and former officer (the consultant) will provide services to the Company, from time to time, for a period of one year on a specific project basis. For the services provided, as requested by the Company, the Company will pay the consultant $3,000 per month.

         Key Personnel

         The Company depends to a large extent on the services of Calvin A. Wallen III, the Company's President, Chairman of the Board, and Chief Executive Officer. The loss of the services of Mr. Wallen would have a material adverse effect on the Company's operations. The Company has not entered into any employment contracts with any of its executive officers, but has obtained key personnel life insurance on Mr. Wallen, its President and Chief Executive Officer.

         Environmental Matters

         The Company's operations and properties are subject to extensive and changing federal, state, provincial and local laws and regulations relating to environmental protection, including the generation, storage, handing and transportation of oil and gas and the discharge of materials into the environment. The Company generates typical oil and gas field wastes, including hazardous wastes that are subject to the federal Resources Conservation and Recovery Act and comparable state statutes. Furthermore, certain wastes generated by the Company's oil and gas operations that are currently exempt from regulation as "hazardous wastes" may in the future be designated as "hazardous wastes" and therefore be subject to more rigorous and costly operating and disposal requirements.

         All of the Company's properties are operated by third parties over whom the Company has limited control. In addition to the Company's lack of control over properties operated by others, the failure of previous owners or operators to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company.

         Litigation Matters

         First National Bank of Oklahoma has filed a lawsuit against two of the Company's directors alleging that the directors breached their fiduciary duties to the Bank as a creditor of a previously wholly-owned subsidiary of the Company. The Company may be required to indemnify the directors for defense costs, and for any judgment against the directors. The amount sought by the Bank is $65,000 plus interest and legal costs. The Company believes the claims are without merit and is vigorously defending the suit.

         On February 4, 1998, in the 236th District Court, Tarrant County, Texas, Regal Petroleum Services, Inc. ("Regal") filed suit against the Company. Regal's lawsuit against the Company alleged that the Company was in breach of several contracts, for which Regal sought money for work performed as operator of wells in which the Company maintained an interest. On December 30, 1998, Regal and the Company executed a final, limited Settlement Agreement, resolving Regal's claims in this lawsuit. The Company recognized its liability to Regal at June 30, 1998, in the amount of $120,209 which is included in accounts payable. In settlement, the Company transferred to Regal $60,000 cash, its interest in various oil and gas properties of nominal value, 129,000 shares of restricted common stock and 43,000 warrants with an expiration date of December 31, 2000, at an exercise price of $1.00 per share.

         In the spring of 1999, the Company became aware of the claim of a geologist filed in December 1997, to a 1% overriding royalty interest in various properties. The geologist filed an assignment after December 1, 1997. The Company disputes the geologist's legal right to the overriding royalty and has filed suit to challenge this claim.

         William Vandever, as the prior President and Chief Executive Officer of the Company, purportedly granted some preferential right with respect to the Reagan leases in Section 11, Palo Pinto County, Texas, to participants in the re-work of the Reagan #2-11 well. Based upon information obtained by the Company, the Company has filed suit in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.", against various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void.


10.      SUBSEQUENT EVENTS

         The following events are disclosed here and elsewhere:

         - Note holders committed to convert the debt described in Note 4
         - The expiration, exercising and issuance of warrants described in
           Note 5
         - The related party transaction involving the farmout agreement described in Note 7
         - Litigation matters described in Note 9
         - Issuance of shares of common stock described in Note 5

11.      RESTATEMENT

         Management has determined that its prior year financial statements had reported assets that had been previously sold or transferred by the Company. Upon examination, it was determined that certain assets were improperly included in the Company's prior periods and were inappropriately included in calculations of assets and depletion deductions within the Balance Sheet and Statement of Operations. As a result, the accompanying Financial Statements as of June 30, 1997 and 1996, and for the years then ended have been restated.

     A summary of the effects of the restatement follows:

                                                                                                      Total
                                                  1995             1996              1997           Adjustment
                                                  ----             ----              ----           ----------
         Property, Plant & Equipment          $(1,078,302)      $(161,721)        $(261,026)       $(1,501,049)

         Accumulated D D & A                       53,063        (130,860)          137,950             60,153

         Other Assets                            (232,857)        (97,489)         (229,952)          (560,298)

         Treasury Stock                           (53,877)              0                 0            (53,877)

         Retained Earnings                      1,311,973         390,070           353,028          2,055,071
                                              ----------------------------------------------------------------


                       Loss Sale of Assets       (297,021)       (502,679)         (283,416)        (1,083,116)

12.      OPERATIONS AND MANAGEMENT PLANS

         At June 30, 1998, the Company had suffered recurring operating losses and its current liabilities exceeded its current assets by $340,769.

         As disclosed in Note 4, the Company has secured executed documents of intent from all debt holders for the conversion of debt to common stock.

         The settlement of the Regal lawsuit (as disclosed in Note 9) has resulted in the reduction of a significant portion of the accounts payable that existed at June 30, 1998.

         As disclosed in Note 7, the Company has entered into strategic alliances with a related party to develop its proved underdeveloped leaseholds through farmout agreements.

         Although management believes the above actions will ultimately provide the Company with the means to become profitable, there is no guarantee these actions will result in such profitable operations. Adverse changes in prices of oil and gas and/or the inability of the Company to continue to raise the money necessary to develop existing reserves or acquire new reserves would have a severe impact on the Company.


13.      COST OF OIL AND GAS PROPERTIES

         COSTS INCURRED - Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 1998, 1997, and 1996 were as follows:

                                          1998               1997              1996
                                          ----               ----              ----
         Property acquisition          $1,031,016          $      0          $      0
         Exploration                            0                 0                 0
         Development                            0           242,419           193,782
                                       ----------          --------          --------
                                       $1,031,016          $242,419          $193,782
                                       ==========          ========          ========

         Capitalized costs - The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at June 30, 1998, 1997, and 1996 were as follows:

                                                    1998                1997                1996
                                                    ----                ----                ----
         Proved properties                       $2,314,466          $1,358,859          $1,475,376
         Unproved properties                              0                   0                   0
                                                 ----------          ----------          ----------
                                                 $2,314,466          $1,358,859          $1,475,376
         Accumulated depreciation,
            depletion, and amortization           1,019,787             717,150             979,773
                                                 ----------          ----------          ----------

         Total:                                  $1,294,679          $  641,709          $  495,603
                                                 ==========          ==========          ==========

         RESULTS OF OPERATIONS - The results of operations from oil and gas producing activities for the years ended June 30, 1998, 1997, and 1996 were as follows:

                                                               1998                1997               1996
                                                               ----                ----               ----
         Revenues from unaffiliated customers               $ 166,878           $ 386,768          $ 569,847
                                                            ---------           ---------          ---------

         Production costs                                     301,198             143,772            174,119
         Exploration expenses                                       0                   0                  0
         Abandonments                                               0                   0                  0
         Depreciation, depletion, and amortization            288,356              81,618            166,068
                                                            ---------           ---------          ---------

         Total:                                               589,554             225,390            340,187
                                                            ---------           ---------          ---------

         Results before income taxes                         (422,676)            161,378            229,660
         Provision for income taxes                                 0                   0                  0
         Results of operations (excluding                   ---------           ---------          ----------
            corporate overhead and interest
           expenses)                                        $(422,676)          $ 161,378          $ 229,660
                                                            =========           =========          =========

14.      OIL AND GAS RESERVES INFORMATION (UNAUDITED)

         The estimates of proved oil and gas reserves utilized in the preparation of the financial statements are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations over prices and costs existing at year end except by contractual arrangements.

         The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. The Company's policy is to amortize capitalized oil and gas costs on the unit of production method, based upon these reserve estimates. It is reasonably possible that, because of changes in market conditions or the inherent imprecision of these reserve estimates, that the estimates of future cash inflows, future gross revenues, the amount of oil and gas reserves, the remaining estimated lives of the oil and gas properties, or any combination of the above may be increased or reduced in the near term. If reduced, the carrying amount of capitalized oil and gas properties may be reduced materially in the near term.

         The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 1998, 1997 and 1996 together with the changes therein.


                                                     NATURAL GAS (MCF)                     OIL AND CONDENSATE (BBLS)
                                                     -----------------                     -------------------------
                                              1998          1997         1996          1998          1997          1996
                                              ----          ----         ----          ----          ----          ----
Proved developed and undeveloped
reserves:

Beginning of year                          8,198,818     8,509,748     3,611,014      54,388       103,178       104,614
Revisions of previous estimates             (903,134)      (23,473)    6,182,646     (23,081)      (18,351)       26,871
Purchases of reserves in place             2,583,033             0             0     130,545             0             0
Extensions and discoveries                         0             0             0           0             0             0
Production                                   (81,485)     (285,640)     (282,897)     (2,766)      (22,919)      (10,467)
Sales of reserves in place                (4,611,290)       (1,817)   (1,001,015)    (17,794)       (7,570)      (17,840)
                                          ----------     ---------    ----------     -------       -------       -------

End of year                                5,185,942     8,198,818     8,509,748     141,292        54,338       103,178

Proved developed reserves:

Beginning of year                          8,198,818     8,509,748     3,611,014      54,388       103,178       104,614
End of year                                5,185,942     8,198,818     8,509,748     141,292        54,388       103,178

         STANDARDIZING MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES - The standardized measure of discounted future net cash flows was calculated by applying current year-end prices, considering fixed and determinable price changes only to the extent provided by contractual arrangements or law, to estimated future production, less future expenditures (based on current costs) to be incurred in developing proved undeveloped and proved producing oil and gas reserves, and future income taxes. The resulting future net cash flows were discounted using a rate of 10 percent per annum (1). The standardized measure of discounted net cash flow amounts contained in the following tabulation does not purport to represent the fair market value of the Company's oil and as proved by drilling or production history. There are significant uncertainties inherent in estimating timing and amount of future costs. In addition, the method of valuation utilized, based on current prices and costs and the use of 10 percent discount rate, and is not necessarily appropriate for determining fair value (2).

         The following is the estimated standardized measure relating to proved oil and gas reserves at June 30, 1998, 1997, and 1996: (1)

                                                    1998                   1997                   1996
                                                    ----                   ----                   ----
Future cash inflows                             $10,836,747            $20,052,787            $20,471,326
Future production costs                          (1,085,928)            (3,377,904)            (3,377,904)
Future development costs                         (1,505,000)            (2,032,525)            (2,032,525)
Future severance tax expenses                      (884,796)            (1,526,523)            (1,526,523)
Future income taxes                              (1,868,811)                     0                      0
                                                -----------            -----------            -----------

                                       59

Future net cash flows                             5,492,212             13,115,835             13,534,374

Ten percent annual discount for
   estimated timing of net cash flows             1,867,625              4,813,392              4,813,392
                                                  ---------             ----------             ----------

Standardized measure of discounted
   future net cash flows                         $3,624,587             $8,302,443             $8,720,982
                                                 ==========             ==========             ==========

Following is an analysis of changes in the estimated standardized measure of proved producing during the years ended June 30, 1998, 1997, and 1996: (2)

                                                  1998                  1997                 1996
                                                  ----                  ----                 ----
Changes from:
Sales of oil and gas produced                   138,899              (281,348)             (387,783)

Net changes in prices and
  production costs                              (23,589)                    0               174,119

Extensions and discoveries                            0                     0                     0
Revisions of previous quantity
  estimates                                  (1,008,000)               18,922               (83,877)
Accretion of discounts                          830,244                     0                     0
Net change in income taxes                   (1,233,228)                    0                     0
Purchases of reserves in place                1,557,177                     0                     0
Sales of reserves in place                   (4,569,000)             (156,112)             (185,119)
Other                                          (370,359)                5,177                     0
                                             ----------              --------              --------

Standardized measure, end of year           $(4,677,856)             $418,539              $831,900
                                            ===========              ========              ========

15.      Year 2000 issue (unaudited)

         The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. Management believes that all of the Company's systems, which are primarily purchased software systems, are year 2000 compliant and therefore anticipates that this issue will have minimal impact on the Company's operations and that future costs relating to year 2000 will be minimal. Because of the unprecedented nature of the year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter.