Form 10KSB/A
period 1998-06-30
ROSELAND OIL & GAS INC
filed 1999-06-29
CIK 319156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A
                          ANNUAL REPORT - AMENDMENT #1
                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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