Form 10QSB
period 1998-09-30
ROSELAND OIL & GAS INC
filed 1999-07-16
CIK 319156

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


                For the Quarterly Period Ended September 30, 1998
OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

          For the transition period from              to
                                         ------------    -------------

                          Commission File Number 0-9355

                           ROSELAND OIL AND GAS, INC.

             (Exact name of registrant as specified in its charter)

                Oklahoma                              87-0352095
      (State or other jurisdiction                   (IRS Employer
           of incorporation)                      Identification No.)

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

                                Yes [ ]    No [ X ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.05 Par Value - 18,238,347 shares as of June 15, 1999.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                           ROSELAND OIL AND GAS, INC.

                                TABLE OF CONTENTS


                         PART I -- Financial Information


ITEM 1.   Financial Statements

          Balance Sheets As of September 30, 1998, Unaudited                 3

          Statements of Operations, Unaudited
           For the three months ended September 30, 1998 and 1997            5

          Statement of Cash Flows, Unaudited
           For the three months ended September 30, 1998 and 1997            6

          Notes to Unaudited Financial Statements                            7


ITEM 2.   Management's Discussion and Analysis                               7



                         PART II  -- Other Information


ITEM 2.   Changes in Securities                                              10

ITEM 5.   Other Information                                                  10

ITEM 6.   Exhibits and Reports on Form 8-K                                   10



          SIGNATURES                                                         11


PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                           ROSELAND OIL AND GAS, INC.


                                  BALANCE SHEET
                      September 30, 1998 and June 30, 1998
                                   (Unaudited)


                                    ASSETS


                                              September 30, 1998     June 30, 1998
Current Assets:
   Cash and cash equivalents                   $   17,780            $      303
   Accounts receivable                             18,854                56,930
   Marketable securities                          116,250                     0
                                                ---------             ---------
                    Current Assets                152,884                57,233
                                                ---------             ---------

Property and equipment, at cost:
   Oil and gas properties                       2,140,852             2,314,466
   Office and other equipment                         909                   910
   Less accumulated depreciation,
     depletion, and amortization                  876,150             1,020,503
                                                ---------             ---------
                  Net Property and Equipment    1,265,611             1,294,873
                                                ---------             ---------
Other Assets:
   Other                                                0                34,959
   Marketable securities                                0                96,875
                                                ---------             ---------
                   Total Other Assets                   0               131,834
                                                ---------             ---------
                   TOTAL ASSETS                $1,418,495            $1,483,940
                                                =========             =========








        THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                           ROSELAND OIL AND GAS,INC.

                                 BALANCE SHEET
                     September 30, 1998 and June 30, 1998
                                  (Unaudited)



                       LIABILITIES & STOCKHOLDERS EQUITY



                                                         September 30, 1998     June 30, 1998
Current Liabilities:
   Accounts payable                                               162,275             188,554
   Due to affiliates                                              254,396             196,628
   Accrued liabilities                                             15,540              12,820
                                                                ---------           ---------
           Total Current Liabilities                              432,211             398,002
                                                                ---------           ---------

Notes Payable                                                     118,760             118,760
                                                                ---------           ---------
           Total Long-term Liabilities                            118,760             118,760

Stockholders' Equity
    Common stock, $.05 par value, authorized
     50,000,000 shares, issued 18,110,847 shares
      at September 30, 1998 and 17,730,847 at June 30, 1998       905,043             886,543
   Additional paid-in capital                                   2,803,312           2,636,812
   Stock subscribed and paid - to be issued                             0             110,000
   Accumulated retained deficit                                (2,821,456)         (2,627,427)
   Unrealized loss on securities                                  (19,375)            (38,750)
                                                                ---------           ---------
           Total Stockholders' Equity                             867,524             967,178
                                                                ---------           ---------
           Total Liability & Stockholders' Equity             $ 1,418,495         $ 1,483,940
                                                                =========           =========












        THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                         ROSELAND OIL AND GAS, INC.

                          STATEMENTS OF OPERATIONS
            For the Three Months Ended September 30, 1998 and 1997
                               (Unaudited)



                                                           For the Period            For the Period
                                                        From July 1, 1998 to      From July 1, 1997 to
                                                         September 30, 1998        September 30, 1997
REVENUE:
   Oil and gas sales                                          $    22,214               $    70,337
   Rental income from operating leases                                  0                     2,007
   Overhead recovery fees                                               0                    26,355
                                                               ----------                ----------
                       Total Revenues                              22,214                    98,699
COSTS AND EXPENSES:
   Oil and gas production, operating
       and development costs                                       27,828                    35,943
   Selling, general and administrative expenses                   168,755                    30,205
   Depreciation, depletion and amortization                         8,090                    20,405
                                                               ----------                ----------
                       Total Costs and Expenses                   204,673                    86,553

OPERATING INCOME (LOSS)                                       $  (182,459)              $    12,146

Non-operating Income (Expenses):
   Interest income                                                      0                        87
   Gain (loss) on sale of assets                                   (4,698)                  (69,473)
   Other income (loss)                                                  0                      (357)
   Interest expense                                                (3,288)                   (3,377)
                                                               ----------                ----------
                       Total Non-Operating Income (Expense)        (7,986)                  (73,120)


Income (Loss) before provision for income taxes               $  (190,445)              $   (60,974)

(Provision) benefit for income taxes                                    0                         0
                                                               ----------                ----------
Net Income (loss)                                             $  (190,445)              $   (60,974)

EARNINGS (LOSS) PER COMMON SHARE:                             $      (.01)              $         0






        THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                           ROSELAND OIL AND GAS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                   For the Three          For the Three
                                                                    Months Ended           Months Ended
                                                                 September 30, 1998     September 30, 1997
Cash Flows From Operating Activities:
 Net income (loss)                                                   $(190,445)              $ (5,000)
 Adjustments to reconcile net income (loss)
         to cash provided (used) by operating activities:
      Depreciation, depletion and amortization                           8,090                      0
      Provision (gain) loss for deferred income tax                      4,698                      0
      Net Change in assets and liabilities:
        (Increase) decrease in accounts receivable                      38,076                 (3,000)
        (Increase) decrease in notes receivable                              -                      0
        (Increase) decrease in other assets                           (116,250)               (77,000)
        Increase (decrease) in accounts payable                        (26,279)                83,000
        Increase (decrease) in other accounts payable                   60,488

         Net Cash Provided (Used) By Operating Activities            $(221,622)              $ (2,000)

Cash flows from investing activities:
   Changes to oil & gas properties                                                           $(25,000)
   Changes in other assets                                           $ 131,834

         Net Cash Provided (Used) By Investing Activities                                    $(25,000)

Cash flows from financing activities:
   Affiliate loan                                                       57,768                      0
   Changes in common stock                                            (110,000)              $ 33,000
   Payments on debt                                                                           (13,000)
         Net Cash Provided (Used) By Financing Activities                                    $ 22,000


Net increase (decrease) in cash and cash equivalents                 $ (17,477)              $ (5,000)

Cash beginning of period                                                   303                 19,000

Cash at end of period                                                $  17,780               $  4,000










        THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                           ROSELAND OIL AND GAS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 1998
                                    Unaudited


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     The accounting policies followed by Roseland Oil and Gas, Inc. (the "Company" or "Roseland") are set forth in Note 2 to the Company's financial statements in its June 30, 1998 Form 10-KSB and should be read in conjunction with the consolidated financial statements for the three months ended September 30, 1998, contained herein.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 audited financial statements. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

     The financial statements included herein as of September 30, 1998, and the three months ended September 30, 1998, have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Gross revenues decreased from $70,337 for the three months ending September 30, 1997 to $22,214 for the three months ending September 30, 1998, primarily due to the disposal of several wells in September 1998, as the wells were reaching their economic limit and a decrease in oil and gas prices during the period.

Oil and gas production, operating and development costs decreased from $35,943 (51% of oil and gas sales) in the three months ended September 30, 1997 to $27,828 (125% of oil and gas sales) in the three months ended September 30, 1998. The decrease in costs was attributable to the sale of assets. Selling, general and administrative expenses increased from $30,205 in the three months ended September 30, 1997, to $168,755 in the three months ended September 30, 1998, due to increased legal and audit fees. The Company felt it was obligated to restate the financial statements to account for prior year disposals of assets. Due directly to this restatement, additional legal, accounting and audit expenses were incurred. See the Company's June 30, 1998 Form 10-KSB, Footnote 11 for a discussion of the restatement.

Operating income decreased from $12,146 in the three months ended September 30, 1997 to a loss of $182,459 for the three months ended September 30, 1998, primarily due to the increased general and administrative costs. In September 1998, the Company divested oil and gas interests resulting in a loss of $4,698 as compared to the loss on sales of assets as of September 30, 1997 of $69,473.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds and placements of the Company's securities. Working capital at September 30, 1998 was a deficit of $279,327 compared to a deficit of $340,769 at June 30, 1998. This change is primarily attributed to the reclassification of long term marketable securities to short term assets because the restricted securities will be free trading under Rule 144 of the Securities Exchange Act. As of June 30, 1998, the Company had cash of $303 compared to $17,780 at September 30, 1998, and a decrease in accounts payable from $188,554 as of June 30, 1998 to $162,275 as of September 30, 1998. As of September 30, 1998, the Company had total assets of $1,418,495 and total stockholders' equity of $867,524 compared to total assets of $1,483,940 and total stockholders' equity of $967,178 at June 30, 1998. This represents a $65,445 (4%) decrease in total assets and a $99,654 (10%) decrease in total stockholders' equity for the period. In the opinion of management, inflation has not had a material effect on the operations of the Company. The Company anticipates meeting its working capital needs during the remainder of the current fiscal year with revenues from operations, the exercise of outstanding warrants and the private placement of its securities.

     As of September 30, 1998, the Company had long-term debt of $118,760 compared to total long-term debt of $118,760 as of June 30, 1998. None of the Company's long term debt is classified as current due to agreement by all of the note holders to convert the debt to common stock. See ITEM 5.

Year 2000 issue (unaudited)

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. Management believes that all of the Company's systems, which are primarily purchased software systems, are year 2000 compliant and therefore anticipates that this issue will have minimal impact on the Company's operations and that future costs relating to year 2000 will be minimal. Because of the unprecedented nature of the year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. The following is a year 2000 readiness disclosure pursuant to the Year 2000 Readiness and Disclosure Act.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

In August 1998, the Company issued stock certificates representing 200,000 shares of common stock to existing stockholders for which payment had previously been received. Also in August 1998, the Company issued 180,000 shares of common stock for services rendered by creditors. All of the shares were issued under
Section 4, Subsection 2 of the Securities Act of 1933 and are not registered.


ITEM 5.  OTHER

Marketable Securities

     On January 1, 1998 the Company sold all rights in certain oil and gas properties and gas gathering systems in exchange for 155,000 shares of common stock of Comanche Energy, Inc. (Comanche). The president of Comanche is a stockholder and former director of the Company. Management has classified the securities as available for sale, and they are reported at fair market value and have been excluded from earnings and reported as a separate component of shareholders equity.


Long-term debt

     At September 30, 1998 and June 30, 1998, long-term debt to banks and others was comprised of the following:


                                                  June 30, 1998     September 30, 1998

     Note payable to Minneapolis Group             $  118,760           $ 118,760
                                                   -------             -------


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


Restatement


     Management has determined that its prior year financial statements had reported assets that had been previously sold or transferred by the Company. Upon examination, it was determined that certain assets were improperly included in the Company's prior periods and were inappropriately included in calculations of assets and depletion deductions within the Balance Sheet and Statement of Operations. As a result, the accompanying Financial Statements reflecting balances as of the periods ending
     September 30, 1997and June 30, 1997 and for the years then ended have been restated.

A summary of the effects of the restatement follows:



                                                                                          Total
                                              1995            1996           1997       Adjustment
                                              ----            ----           ----       ----------

Property, Plant & Equipment               $(1,078,302)   $  (161,721)   $  (261,026)   $(1,501,049)

Accumulated D D & A                            53,063       (130,860)       137,950         60,153

Other Assets                                 (232,857)       (97,489)      (229,952)      (560,298)


Treasury Stock                                (53,877)             0              0        (53,877)

Retained Earnings                           1,311,973        390,070        353,028      2,055,071
                                          --------------------------------------------------------


                 Loss on Sale of Assets      (297,021)      (502,679)      (283,416)    (1,083,116)



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 27     Financial Data Schedule.


(b) Reports on Form 8-K

     The Company filed an 8-K on August 26, 1998 relating to the change in the certifying accountants. An amendment to the August 26, 1998 8-K was filed in October 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ROSELAND OIL AND GAS, INC.



DATE:  July 16, 1999        BY: /s/ Calvin A Wallen III
                                -------------------------------

                                Calvin A. Wallen III, President
                                (Principal Executive, Financial and
                                 Accounting Officer)