Form 10QSB
period 1998-12-31
ROSELAND OIL & GAS INC
filed 1999-07-16
CIK 319156

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


                For the Quarterly Period Ended December 31, 1998
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

                           ROSELAND OIL AND GAS, INC.

                               TABLE OF CONTENTS


                         PART I -- Financial Information

ITEM 1.   Financial Statements
          Balance Sheets, Unaudited
           As of December 31, 1997                                            3

          Statements of Operations, Unaudited
           For the three and six months ended December 31, 1998 and 1997      5

          Statement of Cash Flows, Unaudited
           For the three and six months ended December 31, 1998               7

          Notes to Unaudited Financial Statements                             8


ITEM 2.   Management's Discussion and Analysis                                8



                          PART II -- Other Information

ITEM 1.   Legal Proceedings                                                   9

ITEM 2.   Changes in Securities                                               9

ITEM 5.   Other Information                                                  10

ITEM 6.   Exhibits and Reports on Form 8-K                                   10



          SIGNATURES                                                         10



PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            ROSELAND OIL AND GAS, INC.


                                  BALANCE SHEET
                       December 31, 1998 and June 30, 1998
                                   (Unaudited)


                                     ASSETS

                                        December 31, 1998   June 30, 1998
Current Assets:
   Cash and cash equivalents                $   28,090          $      303
   Accounts receivable                          25,525              56,930
   Marketable securities                        97,650                   0
                                             ---------           ---------

            Current Assets                     151,265              57,233
                                             ---------           ---------

Property and equipment, at cost:
   Oil and gas properties                    1,202,867           2,314,466
   Office and other equipment                      909                 910
   Less accumulated depreciation,
     depletion, and amortization               214,834           1,020,503
                                             ---------           ---------
            Net Property and Equipment       1,203,776           1,294,873
                                             ---------           ---------
Other Assets:
   Other                                             0              34,959
   Marketable securities                             0              96,875
                                             ---------           ---------
            Total Other Assets                       0             131,834
                                             ---------           ---------
            TOTAL ASSETS                    $1,140,207          $1,483,940
                                             ---------           ---------
                                             ---------           ---------








     THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                            ROSELAND OIL AND GAS,INC.

                                  BALANCE SHEET
                       December 31, 1998 and June 30, 1998
                                   (Unaudited)


                        LIABILITIES & STOCKHOLDERS EQUITY


                                                        December 31, 1998   June 30, 1998
Current Liabilities:
   Accounts payable                                              83,588        188,554
   Due to affiliates                                            340,367        196,628
   Accrued liabilities                                           18,816         12,820
                                                              ---------      ---------
      Total Current Liabilities                                 442,771        398,002
                                                              ---------      ---------
Notes Payable                                                   118,760        118,760
                                                              ---------      ---------
      Total Long-term Liabilities                               118,760        118,760
                                                              ---------      ---------

Stockholders' Equity
   Common stock, $.05 par value, authorized
        50,000,000 shares, issued 18,428,347 and 17,730,847     906,518        886,543
   Additional paid-in capital                                 2,841,587      2,636,812
   Stock subscribed and paid - to be issued                           0        110,000
   Accumulated retained deficit                              (3,131,454)    (2,627,427)
   Unrealized loss on securities                                (37,975)       (38,750)

      Total Stockholders' Equity                                578,676        967,178
                                                              ---------      ---------
      Total Liability & Stockholders' Equity                $ 1,140,207    $ 1,483,940
                                                              ---------      ---------
                                                              ---------      ---------


     THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                           ROSELAND OIL AND GAS, INC.

                            STATEMENTS OF OPERATIONS
              For the Three Months Ended December 31, 1998 and 1997
                                   (Unaudited)



                                                    For the Period from     For the Period from
                                                     September 1, 1998       September 1, 1997
                                                    to December 31,1998     to December 31, 1997

REVENUE:
   Oil and gas sales                                       $  12,700                $  70,337
   Rental income from operating leases                             0                    2,007
   Overhead recovery fees                                          0                   26,355
                                                            --------                 --------
      Total Revenues                                          12,700                   98,699

COSTS AND EXPENSES:
   Oil and gas production, operating
       and development costs                                  27,411                   35,943
   Selling, general and administrative expenses              137,949                   30,205
   Depreciation, depletion and amortization                    8,230                   20,405
                                                            --------                 --------
       Total Costs and Expenses                              173,590                   86,553

OPERATING INCOME (LOSS)                                    $(160,890)               $  12,146

Non-operating Income (Expenses):
   Interest income                                                 0                       87
   Gain (loss) on sale of assets                            (342,150)                 (69,473)
   Other income (loss)                                       196,491                     (357)
   Interest expense                                           (3,448)                  (3,377)
                                                            --------                 --------
       Total Non-Operating Income (Expense)                 (149,107)                 (73,120)

Income (Loss) before provision for income taxes            $(309,997)               $ (60,974)

(Provision) benefit for income taxes                               0                        0
                                                            --------                 --------

Net Income (loss)                                          $(309,997)               $ (60,974)

EARNINGS (LOSS) PER COMMON SHARE:                          $    (.02)               $       0




        THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                           ROSELAND OIL AND GAS, INC.

                            STATEMENTS OF OPERATIONS
               For the Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)



                                                For the Period              For the Period
                                             From July 1, 1998 to        From July 1, 1997 to
                                               December 31,1998            December 31, 1997

REVENUE:
   Oil and gas sales                                $  34,914                    $ 140,674
   Rental income from operating leases                      0                        4,014
   Overhead recovery fees                                   0                       52,710
                                                     --------                     --------
              Total Revenues                           34,914                      197,398

COSTS AND EXPENSES:
   Oil and gas production, operating
       and development costs                           55,239                       71,886
   Selling, general and administrative expenses       306,704                       60,410
   Depreciation, depletion and amortization            16,320                       40,810
                                                     --------                     --------
              Total Costs and Expenses                378,263                      173,106

OPERATING INCOME (LOSS)                             $(343,349)                   $ (74,407)

Non-operating Income (Expenses):
   Interest income                                          0                          174
   Gain (loss) on sale of assets                     (346,848)                    (138,946)
   Other income (loss)                                196,491                         (714)
   Interest expense                                    (6,736)                      (6,754)
                                                     --------                     --------

              Total Non-Operating Income (Expense)   (157,093)                    (146,240)


Income (Loss) before provision for income taxes     $(500,442)                   $(220,647)

(Provision) benefit for income taxes                        0                            0
                                                     --------                     --------

Net Income (loss)                                   $(500,442)                   $(220,647)

EARNINGS (LOSS) PER COMMON SHARE:                   $    (.03)                   $       0




          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                           ROSELAND OIL AND GAS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                               For the Six              For the Six
                                                               Months Ended             Months Ended
                                                            December 31, 1998        December 31, 1997

Cash Flows From Operating Activities:
 Net income (loss)                                              $(500,442)              $ (66,000)
 Adjustments to reconcile net income (loss) to cash
  provided (used) by operating activities:
      Depreciation, depletion and amortization                     16,320                  48,000
      Provision for deferred income tax                                                   (24,000)
      (Gain) loss on Sale of Assets                               346,848
      Net Change in assets and liabilities:
        (Increase) decrease in accounts receivable                 31,405                 129,000
        (Increase) decrease in notes receivable                         -                  13,000
        (Increase) decrease in other assets                       (97,650)                (41,000)
        Increase (decrease) in accounts payable                  (104,966)                 69,000
        Increase (decrease) in other accounts payable             149,735                 (18,000)
        Converted accounts payable to common stock                (69,036)                      0
        Decrease in deposits                                            0                  72,000

            Net Cash Provided (Used) By Operating Activities     (227,786)                182,000

Cash flows from investing activities:
   Changes to oil & gas properties                                                       (413,000)
   Changes in other assets                                        131,834                 207,000

            Net Cash Provided (Used) By Investing Activities      131,834                (206,000)

Cash flows from financing activities:
   Changes in common stock                                       (110,000)                649,000
   Changes in preferred stock                                                            (200,000)
   Loan from affiliate                                            143,739                       0
   Changes in long term debt                                            0                (148,000)
   Increase (decrease) in paid-in-capital                               0                (295,000)
   Exercise of Warrants                                            90,000                       0
            Net Cash Provided (Used) By Financing Activities      123,739                   6,000

Net increase (decrease) in cash and cash equivalents               27,787                 (18,000)

Cash beginning of period                                              303                  19,000

Cash at end of period                                              28,090                   1,000



        THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                           ROSELAND OIL AND GAS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 1998
                                    Unaudited





1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     The accounting policies followed by Roseland Oil and Gas, Inc. (the "Company" or "Roseland") are set forth in Note 2 to the Company's financial statements in its June 30, 1998 Form 10-KSB and should be read in conjunction with the consolidated financial statements for the three and six months ended December 31, 1998, contained herein.

     The financial statements included herein as of December 31, 1998, and the three and six month periods ended December 31, 1997 have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997.

     Gross revenues for the three months ended December 31 decreased from $98,699 in 1997 to $12,700 in 1998 primarily due to the disposal of oil and gas wells as the wells were reaching their economic limit and commercial viability. The decrease in revenues also reflects decreasing prices. In December 1998, the Company also assigned all of its Duvall and Goliad County wells to Regal Petroleum as settlement of a claim brought by Regal against the Company in February 1998. See Legal Proceedings.

     Oil and gas production, operating and development costs decreased from $35,943 (51% of oil and gas sales) in the three months ended December 1997 to $27,411 (216% of oil and gas sales) in the three months ended December 31, 1998. The decrease in costs was attributable to the disposal of oil and gas assets. Selling, general and administrative expenses increased from $30,205 in the three months ended December 31, 1997 to $137,949 in the three months ended December 31, 1998 due to increased legal, accounting and audit expenses attributed to the Company's restatement of prior year financials.

     Operating income decreased from $12,146 in the three months ended December 31, 1997 to a loss of $150,890 in the three months ended
December 31, 1998 resulting from the disposal of several wells and increased
G&A.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1997.

     Gross revenues for the six months ended December 31 decreased from $140,674 in 1997 to $34,913 in 1998 primarily due to the disposal of oil and gas wells in 1998.

     Oil and gas production, operating and development costs decreased from $71,886 (51% of oil and gas sales) in the six months ended December 1997 to $55,238 (158% of oil and gas sales) in the six months ended December 31, 1998. The reduction in costs was attributable to the reduced number of wells in operation. Selling, general and administrative expenses increased from $60,410 in the six months ended December 31, 1997 to $306,704 in the six months ended December 31, 1998 due to increased legal, accounting and audit expenses.

     Operating loss increased from $74,407 in the six months ended December 31, 1997 to a loss of ($343,349) in the six months ended December 31, 1998 due to the reduced production as a result of the disposal of several wells and increased G&A.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, long term debt was $118,760 of which none was classified as current. This compares to total long term debt of $118,760 as of June 30, 1998 of which none was classified as current. All of the note holders have agreed to convert the debt to shares of the Company's common stock. See the Company's June 30, 1998, Form 10-KSB, Footnote 4.

YEAR 2000

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. Management believes that all of the Company's systems, which are primarily purchased software systems, are year 2000 compliant and therefore anticipates that this issue will have minimal impact on the Company's operations and that future costs relating to year 2000 will be minimal. Because of the unprecedented nature of the year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. The above is a year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 2.     CHANGES IN SECURITIES

In December 1998, the Company issued 129,000 shares of common stock to Regal Petroleum for $60,209 of debt and issued 43,000 new warrants at $1.00 per share, expiring December 31, 2000, as settlement of a claim brought by Regal against the Company in February 1998. The Company was also notified of warrant holders election to exercise warrants for 180,000 shares of common stock for $90,000. The warrants were scheduled to expire December 31, 1998. An additional 8,500 shares of common stock were issued to creditors in settlement of $4,250 owed. All of the shares were issued under Section 4 (Subsection 2) of the Securities Act of 1933 and are not registered securities. See Footnote 5 of the Company's June 30, 1998, Form 10-KSB.

ITEM 5.  OTHER INFORMATION

On December 10, 1998, the Company farmed out its' interest in Section 11, Palo Pinto County Texas to Tauren Exploration, Inc., an affiliate of Calvin Wallen III, the Company's Chief Executive Officer. The farm out granted Tauren an 80% net revenue interest, retaining a 7.5% overriding royalty. The Company retained first rights of purchase of any interest Tauren may subsequently decide to sell. See the Company's June 30, 1998 Form 10-KSB, Footnote 7 for further discussion.



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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27  Financial Data Schedule.

(b)  Reports on Form 8-K

     In October 1998, the Company filed an 8-K as an amendment to the August 26, 1998 8-K relating to the change in certifying accountants.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ROSELAND OIL AND GAS, INC.


DATE:  July 16, 1999                        BY:  /s/ Calvin A. Wallen III
                                                 -------------------------------
                                                 Calvin A. Wallen III, President
                                                 (Principal Executive, Financial
                                                  and Accounting Officer)