Form 10QSB
period 1999-03-31
ROSELAND OIL & GAS INC
filed 1999-07-16
CIK 319156

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 1999
OR

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

===============================================================================

                           ROSELAND OIL AND GAS, INC.

                                TABLE OF CONTENTS


                         PART I -- Financial Information


ITEM 1.   Financial Statements

         Balance Sheets, Unaudited
          As of March 31, 1999                                                           3

         Statements of Operations, Unaudited
          For the three and nine months ended March 31, 1999 and 1998                    5

         Statement of Cash Flows, Unaudited
          For the three and nine months ended March 31, 1999                             7

         Notes to Unaudited Financial Statements                                         8


ITEM 2.   Management's Discussion and Analysis                                           8


                          PART II -- Other Information


   ITEM 1.   Legal Proceedings                                                           9

   ITEM 2.   Changes in Securities                                                       9

   ITEM 6.   Exhibits and Reports on Form 8-K                                           10


             SIGNATURES                                                                 10

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                           ROSELAND OIL AND GAS, INC.


                                  BALANCE SHEET
                        March 31, 1999 and June 30, 1998
                                   (Unaudited)


                                     ASSETS
                                                      March 31, 1999    June 30, 1998
Current Assets:
   Cash and cash equivalents                              $    9,611      $       303
   Accounts receivable                                        25,536           56,930
   Marketable securities                                     111,290                0
                                                          ----------      -----------
              Current Assets                                 146,437           57,233
                                                          ----------      -----------

Property and equipment, at cost:
   Oil and gas properties                                  1,202,867        2,314,466
   Office and other equipment                                    909              910
   Less accumulated depreciation,
     depletion, and amortization                             223,018        1,020,503
                                                          ----------      -----------
              Net Property and Equipment                     980,758        1,294,873
                                                          ----------      -----------
Other Assets:
   Other                                                           0           34,959
   Marketable securities                                           0           96,875

                                                          ----------      -----------
              Total Other Assets                                   0          131,834
                                                          ----------      -----------
              TOTAL ASSETS                                $1,127,195       $1,483,940
                                                          ----------      -----------
                                                          ----------      -----------

          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                            ROSELAND OIL AND GAS,INC.

                                  BALANCE SHEET
                        March 31, 1999 and June 30, 1998
                                   (Unaudited)



                        LIABILITIES & STOCKHOLDERS EQUITY


                                                                    March 31, 1999            June 30, 1998
Current Liabilities:
   Accounts payable                                                         61,687                  188,554
   Due to affiliates                                                       376,643                  196,628
   Accrued liabilities                                                      21,744                   12,820
                                                                       -----------              -----------
         Total Current Liabilities                                         460,074                  398,002
                                                                       -----------              -----------

Notes Payable                                                              118,760                  118,760
                                                                       -----------              -----------
         Total Long-term Liabilities                                       118,760                  118,760
                                                                       -----------              -----------


Stockholders' Equity
   Common stock, $.05 par value, authorized
     50,000,000 shares, issued 18,428,347 and 17,730,847                   909,518                  886,543
   Additional paid-in capital                                            2,868,587                2,636,812
   Stock subscribed and paid - to be issued                                      0                  110,000
   Accumulated retained deficit                                         (3,205,409)              (2,627,427)
   Unrealized loss on securities                                           (24,335)                 (38,750)
                                                                       -----------              -----------
           Total Stockholders' Equity                                      548,361                  967,178
                                                                       -----------              -----------
           Total Liability & Stockholders' Equity                      $ 1,127,195              $ 1,483,940
                                                                       -----------              -----------
                                                                       -----------              -----------

          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                           ROSELAND OIL AND GAS, INC.

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)



                                                             For the Period              For the Period
                                                          From January 1, 1999        From January 1, 1998
                                                           to March 31, 1999           to March 31, 1998
REVENUE:
   Oil and gas sales                                          $    10,505                  $    70,337
   Rental income from operating leases                                  0                        2,007
   Overhead recovery fees                                               0                       26,355
                                                              -----------                  -----------
               Total Revenues                                      10,505                       98,699
COSTS AND EXPENSES:
   Oil and gas production, operating
       and development costs                                       12,444
                                                                                                35,943
   Selling, general and administrative expenses                    60,745                       30,205
   Depreciation, depletion and amortization                         8,184                       20,405
                                                              -----------                  -----------
               Total Costs and Expenses                            81,373                       86,553

OPERATING INCOME (LOSS)                                       $   (70,868)                 $    12,146

Non-operating Income (Expenses):
   Interest income                                                      0                           87
   Gain (loss) on sale of assets                                        0                      (69,473)
   Other income (loss)                                                  0                         (357)
   Interest expense                                                (3,088)                      (3,377)
                                                              -----------                  -----------

               Total Non-Operating Income (Expense)                (3,088)                     (73,120)


Income (Loss) before provision for income taxes               $  ( 73,956)                 $   (60,974)

(Provision) benefit for income taxes                                    0                            0
                                                              -----------                  -----------
Net Income (loss)                                             $   (73,956)                 $   (60,974)

EARNINGS (LOSS) PER COMMON SHARE:                             $         0                  $         0

          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                           ROSELAND OIL AND GAS, INC.

                            STATEMENTS OF OPERATIONS
                For the Nine Months Ended March 31, 1999 and 1998
                                   (Unaudited)



                                                             For the Period              For the Period
                                                          From July 1, 1998 to        From July 1, 1997 to
                                                             March 31, 1999              March 31, 1998
REVENUE:
   Oil and gas sales                                          $    45,419                  $   211,011
   Rental income from operating leases                                  0                        6,021
   Overhead recovery fees                                               0                       79,065
                                                              -----------                  -----------
               Total Revenues                                      45,419                      296,097

COSTS AND EXPENSES:
   Oil and gas production, operating
       and development costs                                       67,682                      107,829
   Selling, general and administrative expenses                   367,449                       90,615
   Depreciation, depletion and amortization                        24,504                       61,215
                                                              -----------                  -----------
               Total Costs and Expenses                           459,635                      259,659

OPERATING INCOME (LOSS)                                       $  (414,216)                 $    36,438

Non-operating Income (Expenses):
   Interest income                                                      0                          261
   Gain (loss) on sale of assets                                 (346,848)                    (208,419)
   Other income (loss)                                            196,491                       (1,071)
   Interest expense                                                (9,825)                     (10,131)
                                                              -----------                  -----------

               Total Non-Operating Income (Expense)              (160,182)                    (219,360)


Income (Loss) before provision for income taxes               $  (574,398)                 $  (182,922)

(Provision) benefit for income taxes                                    0                            0
                                                              -----------                  -----------
Net Income (loss)                                             $  (574,398)                 $  (182,922)

EARNINGS (LOSS) PER COMMON SHARE:                             $         0                  $         0

          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                           ROSELAND OIL AND GAS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         For the Nine              For the Nine
                                                                         Months Ended              Months Ended
                                                                        March 31, 1999            March 31, 1998
Cash Flows From Operating Activities:
 Net income (loss)                                                        $(574,398)                $(112,000)
 Adjustments to reconcile net income (loss)
         to cash provided (used) by operating activities:
      Depreciation, depletion and amortization                               24,504                    72,000
      (Gain) loss on sale of assets                                         346,848
      Benefit for deferred income tax                                                                 (40,000)
      Net Change in assets and liabilities:
        (Increase) decrease in accounts receivable                           31,394                     6,000
        (Increase) decrease in notes receivable                                   0                     2,000
        (Increase) decrease in other assets                                (111,290)                  (14,000)
        Increase (decrease) in accounts payable                            (126,867)                   31,000
        Increase (decrease) in other accounts payable                       188,939                    46,000

           Net Cash Provided (Used) By Operating Activities                (220,870)                   (9,000)

Cash flows from investing activities:
   Changes to oil & gas properties                                           (1,671)                 (170,000)
   Changes in other assets                                                  131,834                   122,000

           Net Cash Provided (Used) By Investing Activities                 130,163                   (48,000)

Cash flows from financing activities:
   Changes in common stock                                                        0                   663,000
   Subscription Payable                                                    (110,000)                        0
   Loan from affiliate                                                      180,015                         0
   Exercise of warrants                                                      30,000                         0
   Increase (decrease) in paid-in-capital                                         0                  (504,000)
   Changes in long term debt                                                      0                  (122,000)

           Net Cash Provided (Used) By Financing Activities                 100,015                    37,000


Net increase (decrease) in cash and cash equivalents                          9,308                   (20,000)


Cash beginning of period                                                        303                    19,000

Cash at end of period                                                         9,611                    (1,000)

          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                             ROSELAND OIL AND GAS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 1999
                                    Unaudited





1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     The accounting policies followed by Roseland Oil and Gas, Inc. (the "Company" or "Roseland") are set forth in Note 2 to the Company's financial statements in its June 30, 1998 Form 10-KSB and should be read in conjunction with the financial statements for the three and nine months ended March 31, 1999, contained herein.

     The financial statements included herein as of March 31, 1999, and the three and nine month periods ended March 31, 1998 have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

     Gross revenues for the three months ended March 31 decreased from $98,699 in 1998 to $10,500 in 1999 primarily due to the disposal of oil and gas wells and decreased oil and gas prices.

     Oil and gas production, operating and development costs decreased from $35,943 (51% of oil and gas sales) in the three months ended March 31, 1998 to $12,444 (118% of oil and gas sales) in the three months ended March 31, 1999. The decrease in costs was attributable to the reduced number of producing wells. Selling, general and administrative expenses increased from $30,205 in the three months ended March 31, 1998 to $60,745 in the three months ended March 31, 1999 due to increased legal, accounting and audit costs resulting from the restatement of prior period financials.

     Operating income decreased from $12,146 in the three months ended March 31, 1998 to a loss of $70,868 in the three months ended March 31, 1999 due to the reduced production resulting from the disposal of several wells and decreased oil and gas prices.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998.

     Gross revenues for the nine months ended March 31 decreased from $211,011 in 1998 to $45,419 in 1999 primarily due to the reduction of producing wells and decreased oil and gas prices.

     Oil and gas production, operating and development costs decreased from $107,829 (51% of oil and gas sales) in the nine months ended December 1998 to $67,682 (149% of oil and gas sales) in the nine months ended March 31, 1999. The reduction in costs was attributable to the reduced number of wells in operation. Selling, general and administrative expenses increased from $90,615 in the nine months ended March 31, 1998 to $367,449 in the nine months ended March 31, 1999 due to increased costs associated with the restatement of prior period adjustments.

     Operating income decreased from $36,438 in the nine months ended March 31, 1998 to a loss of $414,216 in the nine months ended March 31, 1999 due to the reduced production as a result of the disposal of several wells and lower oil and gas prices as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, long term debt was $118,760 of which none was classified as current. This compares to total long term debt of $118,760 as of June 30, 1998 of which none was classified as current. See the Company's June 30, 1998 Form 10-KSB, Footnote 4.



PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

William Vandever, during the period of time in which he served as the President and Chief Executive Officer of the Company, purportedly granted some preferential rights with respect to 75% of the Reagan leases in Section 11, Palo Pinto County, Texas, to participants (including Kees and Vandever himself) in the re-work of the Reagan #2-11 well. Mr. Vandever also purportedly granted the same rights to himself as a participant. The Company discovered this in March, 1999. Claims related to preferential rights with regard to the Reagan lease in Section 11 could materially and adversely affect the financial condition and the outlook of the Company. Based upon information obtained by the Company, the Company has filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.", against Kees, Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void. This suit also seeks monetary damages against the named defendants. This lawsuit was filed on April 26, 1999. The Company plans to vigorously pursue this action.

ITEM 2.  CHANGES IN SECURITIES

In January, 1999, existing stock holders elected to exercise warrants for 60,000 shares of the Company's common stock for $30,000. See the Company's June 30, 1998, Form 10-KSB, Footnote 5.

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




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 Exhibit 27     Financial Data Schedule.


(b)  Reports on Form 8-K

       In March, 1999 the Company filed an 8-K relating to the merging of the Company's certifying accountants into Weaver and Tidwell L.L.C.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      ROSELAND OIL AND GAS, INC.


DATE: July 16, 1999                   BY: /s/ Calvin A. Wallen III
                                          --------------------------------------
                                          Calvin A. Wallen III, President
                                          (Principal Executive, Financial and
                                          Accounting Officer)