Form 10KSB40
period 1999-06-30
ROSELAND OIL & GAS INC
filed 1999-10-14
CIK 319156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                          COMMISSION FILE NUMBER 0-9355



                           ROSELAND OIL AND GAS, INC.
                 (Name of Small Business Issuer in its Charter)

              OKLAHOMA                              87-0352095
      ------------------------         ------------------------------------
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


Check whether registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 30, 1999, the registrant had outstanding 18,238,347 shares of common stock, $.05 par value ("Common Stock"), which is registrant's only class of common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 1999 was $886,244, computed by reference to the average traded value.

The registrant's revenues for the fiscal year ended June 30, 1999 were $58,452.

Transitional Small Business Disclosure Format:  Yes     No   X
                                                   -----  ------

                           ROSELAND OIL AND GAS, INC.

                                TABLE OF CONTENTS

                                   DESCRIPTION


          Item                                                                Page

                                     PART I

ITEM 1. Description of Business and Properties...................................4
   GENERAL.......................................................................4
   DESCRIPTION OF BUSINESS.......................................................4
   RESTATEMENT OF FINANCIAL RESULTS..............................................5
   PRINCIPAL OIL AND GAS PROPERTIES..............................................6
   EXPLORATION ACTIVITIES........................................................7
   MARKETING OF PRODUCTION.......................................................7
   OIL AND GAS RESERVES..........................................................8
   NET PRODUCTION, SALES PRICES AND COSTS.......................................10
   PRODUCTIVE WELLS AND ACREAGE.................................................11
   OPERATIONS...................................................................12
   RISK FACTORS.................................................................12
ITEM 2. Description of Properties...............................................27
ITEM 3. Legal Proceedings.......................................................27
ITEM 4. Submission of Matters to a Vote of Security Holders.....................28


                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters...29
ITEM 6. Management's Discussion And Analysis Or Plan Of Operations..............29
   GENERAL......................................................................30
RESULTS OF OPERATIONS...........................................................30
   COMPARISON OF FISCAL 1999 TO FISCAL 1998.....................................30
   COMPARISON OF FISCAL 1998 TO FISCAL 1997.....................................31
   LIQUIDITY AND CAPITAL RESOURCES..............................................32
ITEM 7. FINANCIAL STATEMENTS....................................................35
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND.........35
FINANCIAL DISCLOSURE............................................................35


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons of the
        Registrant; Compliance with Section 16(a) of the Exchange Act...........35
   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT............................37
ITEM 10. Executive Compensation.................................................37
ITEM 11. Security Ownership of Certain Beneficial Owners and Management.........37
ITEM 12. Certain Relationships and Related Transactions.........................39
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K........40
   A. Financial Statements......................................................40
   B. Reports on Form 8-K.......................................................41
SIGNATURES......................................................................41
INDEX TO FINANCIAL STATEMENTS...................................................43

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

                           Roseland Oil and Gas, Inc.

                                     PART I

ITEM 1. Description of Business and Properties

GENERAL

Roseland Oil and Gas, Inc. (the "Company" or "Roseland") is an independent energy company engaged in the development and production of, and exploration for, crude oil and natural gas. Our oil and gas assets are concentrated principally in Texas and Louisiana. At June 30, 1999, our total proved reserves were 654,943 BOE.

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

We also took decisive steps in addressing various accounting issues and, in accordance with accepted financial and accounting standards, took significant write-downs of our assets prior to our fiscal year ended June 30, 1998 which directly impacted our net income. The Company recorded a net loss in fiscal 1998 of $641,446 due largely to depletion and lease operating expense. In addition, our management requested our prior auditor to provide the Company with restated audited financial statements for the fiscal years ended June 30, 1996 and 1997 to accurately reflect the condition of the Company as discussed below and these restatements are included in this annual report.

In the year ended June 30, 1999, we took a prior year adjustment that affected the income statement for the year ended June 30, 1997. The adjustment was necessary to recapture excess depletion to income that should have been adjusted in 1997. Consequently, the retained deficit has been adjusted to reflect $196,491 of prior year excess depletion.

RESTATEMENT OF FINANCIAL RESULTS

Subsequent to the issuance of our financial statements for the fiscal years ended June 30, 1996 and 1997 and prior to the issuance of our financial statements for the fiscal year ended June 30, 1998, our new Board of Directors determined that the prior management of the Company (i.e., our management prior to the December 1997 Stock Purchase Agreement) had included assets consisting of oil and gas properties on our financial statements after the oil and gas properties had already been sold or transferred by the Company prior to the periods covered by the 1996 and 1997 financial statements. Upon examination, the Board of Directors and new management of the Company determined that certain assets were improperly included on our financial statements for prior periods and were inappropriately included in calculations of assets, depletion deductions and net income in our balance sheets and statements of operations. As a result, the accompanying financial statements as of June 30, 1998 and 1997, and for the years then ended, present the restated accumulated deficit at June 30, 1998 of $2,430,936, a reduction in assets from $3,118,928 to $1,117,734 at June 30, 1997, a restated net loss of $47,405 for the year ended June 30, 1997 from a net income of $39,520 and a net loss for the year ended June 30, 1998 of $641,446.

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

PRINCIPAL OIL AND GAS PROPERTIES

  The following table summarizes certain information with respect to our principal areas of operation at June 30, 1999.


                                                                 PERCENT          PRESENT
                           OIL               GAS                OF PROVED          VALUE
         AREAS            (Bbl)             (Mcf)                RESERVES       (DISC @ 10%)
         -----            -----             -----               ---------       ------------

Texas ............           604             546,998                17%         $   729,470

Louisiana ........       131,185           2,591,925                83%         $ 4,421,145
                         -------           ---------               ----         -----------

Total ............       131,789           3,138,923               100%         $ 5,150,615


Our Texas properties are situated in Palo Pinto County. At June 30, 1999, the Texas properties contained 17% of our proved reserves, which represented 14% of our Present Value of total proved reserves. The Texas properties consist primarily of wells acquired by the Company in several transactions between 1991 and 1995 and through overriding royalty interests reserved in farmout agreements in 1998 and 1999.

The Company, or Fossil Operating, Inc., an affiliate owned by Calvin Wallen III, our C.E.O., operates five wells in Palo Pinto County, Texas. In the Costello NW Field, the Reagan #1-11 produces primarily natural gas with some oil from the Big Saline Conglomerate formation from perforations between 3,952'-3,962'. The Reagan #2-11 also produced from 3,922'-3,930' in the
Costello NW Field with cumulative production in the Big Saline Conglomerate formation of 593,414 Mcf of natural gas and 969 barrels of oil before being recompleted in October 1997 in the Strawn formation. Other producers in the Big Saline formation include the Reagan #1-12 producing natural gas in the Reagan Field from 4,031'-4,039' and the MPDS Corp. #1-13 producing gas in the MOE Field from 3,806'-3,810'. Producing from the Strawn formation in the Palo Pinto County Reg. Field, the Reagan #3-12 was perforated from 2,363'-2,377'. We also hold small working interests and overriding royalty interests in various non-operated oil and gas wells.

In June 1998, we agreed to a farmout agreement with Cummings Company, reserving an overriding royalty interest. As of June 30, 1999, Cummings had completed its drilling program on the farmed out interest and completed four wells, the Reagan 11-1, Reagan 11-2, Reagan 11-3 and the Reagan 11-4. These properties are the subject of an override purportedly granted by prior management that the Company is trying to overturn. See "Legal Proceedings". Our net production for the fiscal year ending June 30, 1999 for the Texas wells averaged 60 Mcf of natural gas per day and less than 1 barrel of oil per day.

The Louisiana properties consist of proved undeveloped leasehold in Webster Parish that we have placed in our drilling program. The property is limited in depth to the interval from 9,900' below the surface to a depth of 12,500' below the surface and contains approximately 84 net acres with a 75% net revenue interest. Management anticipates the development to be approximately 80% natural gas. Under our new business strategy, the Company intends to drill on the acreage during the primary term of the leasehold. The properties contained 83% of our proved reserves and 86% of our Present Value of total proved reserves. We acquired this property in December 1997 through the Stock Purchase Agreement transaction.

EXPLORATION ACTIVITIES

Our strategy with respect to our domestic exploration program seeks to maintain a balanced portfolio of drilling opportunities that range from lower risk, field extension wells to higher risk, high reserve potential prospects. Our strategy focuses primarily on exploration opportunities that can benefit from advanced technologies, including 3-D seismic, designed to reduce risks and increase success rates. We develop prospects in-house at an affiliate, Tauren Exploration which is owned by Calvin Wallen III, our C.E.O., and through strategic alliances with exploration companies that have expertise in specific target areas. In addition, we evaluate some externally generated prospects and plan to participate in farm-ins to enhance our portfolio.

We are currently focusing our domestic exploration activities to develop our proved undeveloped leasehold properties in Texas and Louisiana. The proved undeveloped leasehold properties consist of locations to drill four wells targeted to offsets in the Conglomerate producing zones and three workovers in the Strawn Sand in Palo Pinto County, Texas. Also included in proved undeveloped leasehold are offset development wells targeted for the Red Rock Smackover Formations in Webster Parish, Louisiana. During fiscal year 1999, we farmed out our non-producing leasehold in Palo Pinto County, Texas to the Cummings Company and to Tauren Exploration Inc. (an affiliate of Calvin Wallen III, our C.E.O.), reserving overriding royalty interests. We also have included an acquisition strategy to our business plan that would allow us to capitalize on producing oil and gas acquisition targets.

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

We believe we would be able to locate alternate purchasers in the event of the loss of any one of these purchasers, and that any such loss would not have a material adverse effect on our financial condition or results of operations. Revenue from the sale of natural gas totaled $52,939 for the fiscal year ended June 30, 1999 and represented 77% of our total oil and gas revenues for that fiscal year.

Price Considerations

Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil ("NYMEX-WTI"). The average crude oil price per Bbl received by us in fiscal year 1999 was $11.56.

Natural gas prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX ("NYMEX-Henry Hub"). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 1999 was $1.93.

OIL AND GAS RESERVES

The following tables set forth the proved developed and undeveloped reserves at June 30, 1999, the estimated future net revenues from such proved reserves and the Present Value and Standardized Measure of Discounted Future Net Cash Flows attributable to our reserves at June 30, 1999, 1998 and 1997:


                                                                                        ESTIMATED
CATEGORY                      OIL (Bbls)        GAS (Mcf)        TOTAL (Mcfe)             INCOME           10% DISCOUNT
--------                      ----------        ----------       -------------          ----------         ------------
Proved Producing ...........       604             546,998             550,622          $1,174,611          $  729,470
Proved Undeveloped .........   131,185           2,591,925           3,379,035          $6,629,459          $4,421,145



                                                                 AT JUNE 30,
                                            -----------------------------------------------------
                                                1999                 1998                 1997

Proved reserves:
     Oil (Bbl) ...........................      131,789              141,292               54,338
     Gas (Mcf) ...........................    3,138,923            5,185,942            8,198,818
       BOE ...............................      654,943            1,005,616            1,420,808
     Estimated future net revenues
         (before income tax) .............  $ 7,804,070          $ 7,361,023          $13,115,835
     Standardized Measure(1) .............  $ 3,863,014          $ 3,624,587          $ 8,302,443


Proved developed reserves:
     Oil (Bbl) ...........................          604                5,556               28,117
     Gas (Mcf) ...........................      546,998              277,985              103,129
       BOE ...............................       91,770               51,887               45,305
     Estimated future net revenues
         (before income tax) .............  $ 1,174,611          $   322,561          $   631,406
     Present Value .......................  $   729,470          $   218,037          $   381,169
     Standardized Measure (1) ............  $   445,141          $   104,524          $   250,237
Weighted average sales prices:
     Oil (per Bbl) .......................  $     11.56          $     11.00          $     16.70
     Gas (per Mcf) .......................  $      1.93          $      1.79          $      1.17


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


All information set forth in this Report relating to our proved reserves, estimated future net revenues and present values is taken from reports prepared by Coburn Engineering Corp., a firm of independent petroleum engineers. The estimates of these engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. No reports on our reserves have been filed with any federal agency. In accordance with guidelines of the Securities and Exchange Commission (the "SEC"), our estimates of proved reserves and the future net revenues from which Present Values are derived are made using year end oil and gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). A decline in prices relative to fiscal year end 1999 could cause a significant decline in the Present Value attributable to our proved reserves at June 30, 1999. Since June 30, 1999, prices had rebounded to an extent. Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses.

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

NET PRODUCTION, SALES PRICES AND COSTS

  The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by us for the period ended June 30, 1999.


                                            YEAR ENDED         YEAR ENDED
                                           JUNE 30, 1999      JUNE 30, 1998
                                          ---------------     -------------

PRODUCTION VOLUMES:
     Oil (Bbl) .........................         667               2,766

     Gas (Mcf) .........................      21,129              81,485


WEIGHTED AVERAGE SALES PRICES:
     Oil (per Bbl) .....................  $    11.56          $    15.22

     Gas (per Mcf) .....................  $     1.93          $     2.11


SELECTED EXPENSES PER BOE:
     Lease operating ...................  $    14.07          $     7.23

     Depreciation, depletion and
         amortization ..................  $    11.01          $    20.07

     General and administrative ........  $   110.09          $    13.10

PRODUCTIVE WELLS AND ACREAGE

 Productive Wells

  The following table sets forth our domestic productive wells at June 30, 1999:


                Oil                    Gas                    Total
         ------------------       -------------         -----------------
         Gross          Net       Gross      Net        Gross         Net
         ------        ----       --------   ---        -----        ----
           0             0           8        3            8           3

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage at June 30, 1999. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.


             Undeveloped              Developed               Total
          -----------------        ---------------       ------------------
          Gross        Net         Gross      Net        Gross         Net
          -----       ----         -----      ---        -----        ----
          608         107           180       96          788         203

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

In addition, on December 10, 1998, the Company entered into an agreement with Tauren Exploration Inc. ("Tauren") that provides for Tauren to drill on the Company's Section 11 in Palo Pinto County, Texas. The agreement grants Tauren a farm-out retaining a 7.5% overriding royalty interest. The agreement also provides for a preferential right in the event that Tauren, at some later date, decides to dispose of a part or all of their interest in the drilled wells. Tauren is an affiliate of Calvin Wallen, III, an officer, director and majority shareholder of the Company.

OPERATIONS

Although in the past we have not been the operator of our wells, in the future we generally intend to seek to be named operator for wells in which we acquire a significant interest, or we will appoint an operator on our behalf. As is common in the industry, this typically occurs only when we own the major portion of the working interest in a particular well or field. At June 30, 1999, our wells were operated by third parties under specific agreements.

Through the specific agreements providing for third party operations of majority owned wells, we are able to exercise influence over the development and enhancement of a well and to supervise operation and maintenance activities. We have not conducted the actual drilling of wells on properties in which we have acted as operator in the past, but in the future we plan to engage independent contractors who are supervised by the Company or its affiliates. We have contract relationships with petroleum engineers, geologists and other operations and production specialists who we believe will be able to improve production rates, increase reserves and/or lower the cost of operating our oil and gas properties.

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

Drilling and Operating Risks

Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by or on behalf of the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond its control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. The Company's future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on the Company's financial condition and results of operations.

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

Possible adverse consequences due to claims and legal proceedings

In the spring of 1998, the Company became aware of the claim of Clifford Kees, Jr. ("Kees"), a geologist, to a 1% overriding royalty interest in Reagan Sections 11 and 12, Palo Pinto County, Texas. Kees filed an assignment in Palo Pinto County, Texas, after December 1, 1997, upon which Kees bases his claim. The Company, after its initial investigation, disputes Kees' legal rights to the overriding royalty and has filed suit to challenge this royalty.

William Vandever, during the period of time in which he served as the President and Chief Executive Officer of the Company, purportedly granted some preferential rights with respect to 75% of the Reagan leases in Section 11, Palo Pinto County, Texas, to participants (including Kees and Vandever himself) in the re-work of the Reagan #2-11 well. Mr. Vandever also purportedly granted the same rights to himself as a participant. The Company discovered this in April 1999. Claims related to preferential rights with regard to the Reagan lease in
Section 11 could materially and adversely affect the financial condition and the outlook of the Company. Based upon information obtained by the Company, the Company has filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and

Gas, Inc. v. William Vandever, et al.", against Kees, Vandever, Larry Bradford, Regal Petroleum and other persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void. This suit also seeks monetary damages against the named defendants. This lawsuit was filed on April 26, 1999. The Company plans to vigorously pursue this action.

Limited Operating History; Capital Intensive Business; Need for Additional Funds

From its inception through December 1997, the Company was engaged principally in non-operating activities. The Company has had very limited experience in these operations. The Company's business is highly capital intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand the Company's oil and gas field operations and purchase equipment. At June 30, 1999, the Company had a working capital deficit of approximately $415,766. As a result of the Company's determination to have it or an affiliate serve as operator in the future, the Company's working capital requirements may be expected to increase significantly over prior periods. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, including proceeds to be generated from operations or securities offerings, that it will be able to meet its cash requirements. However, if such plans or assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no commitments to obtain any additional debt or equity financing and there can be no assurance that additional funds will be available, when required, on terms favorable to the Company. Any future issuances of equity securities would likely result in dilution to the Company's then existing shareholders while the incurring of additional indebtedness would result in increased interest expense and debt service changes. See "Management's Discussion and Analysis or Plan of Operations."

History of Losses

The Company incurred losses before income tax benefits of $641,446 and $515,933 for the fiscal years ended June 30, 1998 and 1999, respectively. The Company's accumulated deficit as of June 30, 1999 was $2,946,869. The Company does not have a bank line of credit. The Company has funded its operating losses, acquisitions and expansion costs primarily through a combination of private offerings of convertible debt and equity securities. The success of the Company in obtaining the necessary capital resources to fund future costs associated with its operations and expansion plans is dependent upon the Company's ability to: (i) increase revenues through acquisitions and recovery of the Company's proved producing and proved developed non-producing oil and gas reserves; (ii) maintain effective cost controls at the corporate administrative office and in field operations; and (iii) obtain the exercise of outstanding warrants. However, even if the Company achieves some success with its plans, there can be no assurance that it will be able to generate sufficient revenues to achieve significant profitable operations or fund its expansion plans. See "Management's Discussion and Analysis or Plan of Operations".

Significant Capital Expenditures Necessary for Undeveloped Properties

The vast majority of the Company's oil and gas reserves are classified as Proved Undeveloped Reserves, meaning very little production currently exists. Recovery of the Company's Proved Undeveloped Reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures of approximately $480,000 will be required to fully develop these reserves, of which none $240,000 is expected to be incurred during the next twelve months. No assurance can be given that the Company's estimates of capital expenditures will prove accurate, that its financing sources will be sufficient to fully fund its planned development activities or that development activities will be either successful or in accordance with the Company's schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

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

Dependence on Key Personnel

The Company depends to a large extent on the services of Calvin A. Wallen III, the Company's President, Chairman of the Board, and Chief Executive Officer. The loss of the services of Mr. Wallen would have a material adverse effect on the Company's operations. The Company has not entered into any employment contracts with its executive officer and has not obtained key personnel life insurance on Mr. Wallen.

Concentration of Voting Power

The Company's executive officers, directors and their affiliates and certain 5% shareholders hold approximately 85% of the Company's outstanding shares of Common Stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over the business affairs of the Company, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

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

Possible adverse consequences due to the indemnification of officers and directors

Provisions of our Articles of Incorporation and By-Laws provide that we will indemnify any director, officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified under Oklahoma law. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by us and prevent any recovery from our officers, directors, agents and employees for losses incurred by us as a result of their actions. Further, the SEC takes the position that indemnification against liability under the Securities Act is against the public policy as expressed in the Securities Act, and is, therefore, unenforceable.

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

No Dividends

The Company has never paid any cash dividends on its common stock. The Company's board of directors presently intends to retain all of its earnings for the expansion of its business. The Company therefore does not anticipate the distribution of cash dividends in the foreseeable future. Any future decision of the Company's board of directors to pay cash dividends will depend, among other factors, upon the Company's earnings, financial position and cash requirements.

Title To Properties

The Company's contract land professionals have reviewed title records or other title review materials relating to substantially all of its producing properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. The Company believes it has satisfactory title to all its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. At June 30, 1999, the Company's leaseholds for approximately 59% of its net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Employees

At June 30, 1999, the Company had no full time employees. In December 1997, the Company entered into a contract with an affiliate controlled by our President and Chief Executive Officer to provide certain technical, administrative and management services needed to conduct its business. The terms of the contract provided for personnel to be contracted at current market rates in effect at the time the agreement was executed. The Company believes that the terms of the contract are at least as favorable to the Company as are available from an unaffiliated third party.

Facilities

The Company's principal executive and administrative offices are located at 1720 Northwest Highway, Suite 320, Garland, Texas. The offices are subleased from an affiliate controlled by our President and Chief Executive Officer and the offices are subleased through November 30, 1999, with an annual renewal clause. The monthly amount charged to the Company is based on actual costs of materials and man-hours of the affiliates that are used pursuant to the terms of the agreement. The Company believes that there is other appropriate space available in the event the Company should terminate its current leasing arrangement.

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

ITEM 2. Description of Properties.

         See "ITEM 1.  Description of Business."


ITEM 3. Legal Proceedings

First National Bank of Oklahoma (the "Bank") filed a lawsuit in Kay County, Oklahoma against one of our directors, Gene Howard, and a former director, William Vandever, alleging that these two persons breached their fiduciary responsibility allegedly owed to the Bank with respect to a former subsidiary of the Company, Hiland Properties, Inc. ("Hiland"). In a prior Texas bankruptcy proceeding involving Hiland, the Bank failed to assert its claims as a Hiland creditor. Following the bankruptcy court approval of the Hiland settlement and distribution of properties, the Bank filed suit in the bankruptcy court to set aside the settlement. After the bankruptcy court dismissed the Bank's claims, the Bank filed the lawsuit in Kay County styled "The First National Bank of Oklahoma vs. Nora Gordon, et al". The director and former director have moved to transfer the suit to the Texas bankruptcy court. Earlier this year, the Texas bankruptsey court ruled against the motion to transfer filed by the two individuals, citing a lack of jurisdiction. The Bank has taken no action in the prosecution of this lawsuit in the past three years.

The two individuals may seek reimbursement from the Company for defense costs and the amounts of any judgment attained against them. The Bank is seeking $65,000, plus interest and legal fees. The Company believes that the lawsuit filed by the Bank is without merit and the two individuals intend to vigorously defend against the claims if they are pursued further. The legal fees expended by the two individuals for their defense is believed to be approximately $4,000. Howard, Widdows, Bufogle and Vaughn, PC are counsel of record for Gene Howard and William Vandever.

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

In the spring of 1998, the Company became aware of the claim of Clifford Kees, Jr. ("Kees"), a geologist, to a 1% overriding royalty interest in Reagan Sections 11 and 12, Palo Pinto County, Texas. Kees filed an assignment in Palo Pinto County, Texas, after December 1, 1997, upon which Kees bases his claim. The Company, after its initial investigation, disputes Kees' legal rights to the overriding royalty and has filed suit to challenge this royalty as described below.

William Vandever, during the period of time in which he served as the President and Chief Executive Officer of the Company, purportedly granted some preferential rights with respect to 75% of the Reagan leases in Section 11, Palo Pinto County, Texas, to participants (including Kees and Vandever himself) in the re-work of the Reagan #2-11 well. Mr. Vandever also purportedly granted the same rights to himself as a participant. The Company discovered this within the past one hundred twenty days. Claims related to preferential rights with regard to the Reagan lease in Section 11 could materially and adversely affect the financial condition and the outlook of the Company. Based upon information obtained by the Company, the Company has filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.", against Kees, Vandever, Larry Bradford, Regal Petroleum and other persons, seeking a judicial determination that all grants of preferential rights in the Reagan
Section 11 are void. This suit also seeks monetary damages against the named defendants. This lawsuit was filed on April 26, 1999. The Company has retained Gardere & Wynne, LLP to vigorously pursue this action.

ITEM 4. Submission of Matters to a Vote of Security Holders

No meetings of shareholders were held in the fourth quarter of the Company's fiscal year ended June 30, 1999. During the first quarter of the fiscal year ended June 30, 2000, proxies were mailed to shareholders of record as of July 30, 1999 for the Annual Stockholder meeting that was held August 16, 1999 in Minneapolis, Minnesota. Security holders were asked to ratify the selection of the Company's accounting firm, Weaver and Tidwell L.L.C., to vote on directors of the Company with the directors elected to serve one year or until their replacement was elected and to approve the Company's proposal to execute a reincorporation merger with Cubic Energy, Inc., a wholly owned Texas subsidiary.

The shareholders approved the Company's selection of accounting firms, elected the directors and approved the merger with the following vote:

APPROVAL OF ACCOUNTANTS                       YES VOTES       NO VOTES     ABSTENTIONS

Weaver and Tidwell L.L.C                      14,357,788         417               0

ELECTION OF DIRECTORS

Calvin Wallen III                             14,357,005       1,200               0
William Bruggeman                             14,356,995       1,210               0
Gene Howard                                   14,349,608       8,597               0
Jon Ross                                      14,357,005       1,200               0

APPROVAL OF MERGER WITH CUBIC ENERGY          14,356,805         400           1,000

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

At June 30, 1999, there were 18,238,347 shares of Common Stock outstanding held by approximately 880 shareholders of record.

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

UNREGISTERED COMMON STOCK ISSUANCES - In August 1998, the Company issued 190,000 shares of restricted common stock to existing shareholders for prior paid stock subscriptions and in November 1998, the Company issued 188,500 restricted shares to various vendors for services rendered. In December 1998, 129,000 restricted common shares were issued in the settlement with Regal Petroleum and outstanding warrants held by existing shareholders were exercised for 120,000 shares which had not been issued as of September 6, 1999.

ITEM 6. Management's Discussion And Analysis Or Plan Of Operations

  The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year in the three-year period ended June 30, 1999. The Company's Financial Statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

The Company's future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. At June 30, 1999, the Company's proved reserves were comprised of approximately 14% proved developed reserves and we have an inventory of development drilling locations to pursue after the fiscal year ending June 30, 1999. If we are unable to economically acquire or find significant new reserves for development and exploitation, the Company's oil and gas production, and thus its revenues, would likely decline gradually as its reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The oil and gas markets have historically been very volatile, and any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations, and could result in a reduction in the carrying value of the Company's proved reserves and adversely affect its access to capital.

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

As a result of the restatements of the Company's financial statements for the fiscal year ended June 30, 1997, certain information contained in this item related to the fiscal year ended June 30, 1997, has changed from that which appeared in the Company's previously filed Form 10-KSB for that period.

RESULTS OF OPERATIONS
COMPARISON OF FISCAL 1999 TO FISCAL 1998

REVENUES

OIL AND GAS SALES decreased 67% to $52,939 in the fiscal year ended June 30, 1999 ("fiscal 1999") from $162,299 in the fiscal year ended June 30, 1998 ("fiscal 1998"), primarily because of lower oil and gas prices and the disposition of oil and gas properties during fiscal 1999. The Company disposed of non-operated and marginally producing wells on which the expenses exceeded revenues.

OTHER REVENUES decreased 57% to $5,513 in fiscal 1999 from $12,683 in fiscal 1998 primarily as a result of the decrease in overhead recovery fees from fiscal 1999 as compared to fiscal 1998, and as a result of the sale of non-strategic oil and gas properties during fiscal 1999.

COSTS AND EXPENSES

PRODUCTION AND OPERATING EXPENSE similarly decreased 80% to $58,951 in fiscal 1999 from $301,198 in fiscal 1998. The decrease was primarily attributable to the disposal of oil and gas properties. In December 1998, the Company assigned its interest in several uneconomical wells to Regal Petroleum, the operator of the wells, as partial settlement of a lawsuit. See "Legal Proceedings". In addition, in September 1998, the Company sold its interest in several non-operated wells to a third party.

DEPRECIATION, DEPLETION AND AMORTIZATION decreased 85% to $46,124 in fiscal 1999 from $304,958 in fiscal 1998. The decrease was primarily attributable to the sale of the associated oil and gas properties.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("G&A") increased 128% to $461,152 in fiscal 1999 from $198,554 in fiscal 1998. The increase in G&A was attributable primarily to accounting, legal and administration costs arising from the Company's obligation to correct the Company's financial statements for the periods ending June 30, 1997, 1996 and 1995. See "Legal Proceedings" and "Financial Restatements".

INTEREST EXPENSE decreased 50% to $12,143 in fiscal 1999 from $24,279 in fiscal 1998 as a result of decreased interest paid on current liabilities for the fiscal year ending June 30, 1999.

LOSS ON SALE OF ASSETS was $16,178 in fiscal year 1999 compared to a loss of $12,230 in fiscal year 1998 due to the sale of certain oil and gas assets.

NET INCOME/LOSS

The Company's net deficit decreased 20% to reflect a loss of $515,933 in fiscal 1999 from a deficit of $641,446 in fiscal 1998 primarily as a result of the sale of oil and gas properties and management's efforts to manage costs.

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

GAIN ON SALE OF ASSETS was $12,230 in fiscal year 1998 compared to a loss of $277,893 in fiscal year 1997 due to the sale of certain oil and gas and other assets and the restated financials.

NET INCOME

Net income decreased to a loss of $641,446 in fiscal 1998 from a loss of $47,405 in fiscal 1997 primarily as a result of lower revenues, the sale of oil and gas properties, higher production and operating costs and increased depletion, depreciation and amortization.

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

The Company had a net working capital deficit of $423,767 at June 30, 1999.

The following discussion sets forth the Company's current plans for capital expenditures in fiscal 2000, and the expected capital resources needed to finance such plans.

CAPITAL EXPENDITURES

At the present time, the Company anticipates spending on exploration and development activities during fiscal 2000 to be minimal but is in the process of developing strategic alliances that will position the Company to take advantage of possible acquisition objectives that will fit into the Company's core activity areas of oil and gas production.

The Company may increase its planned activities for 2000 if product prices improve and if we are able to obtain the capital resources necessary to finance such activities. See "BUSINESS - DRILLING, EXPLORATION AND PRODUCTION ACTIVITIES."

WORKING CAPITAL AND CASH FLOW

During 1999, the Company generated a cash flow deficit from operating activities of $155,350.

The Company's working capital decreased from a deficit of $340,769 at June 30, 1998 to a deficit of $423,767 at June 30, 1999.

On March 24, 1999, the Company offered the holders of a promissory note dated October 1, 1996 the opportunity to convert that debt, estimated to amount to $118,760 in principal and interest, to equity at a conversion rate of the three of the Company's common shares for every dollar of principal and interest owed by the Company. All of the secured parties including Mr. William Bruggeman, currently a director and greater than 5% shareholder of the Company, have agreed to convert their interests. See "Certain Relationships and Related Transactions".

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

CAPITAL RESOURCES

The Company believes that the funds which will be available from the completed sale of assets, combined with operating cash flow and funds advanced from affiliates, will be adequate to fund the projected capital expenditures for fiscal 2000. However, because future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company's success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities or for the Company to continue its operations.

If funds available from asset sales, combined with operating cash flow and affiliate funding, are not sufficient to fund its anticipated levels of capital expenditures, the Company will be required to seek alternative forms of capital resources, including the sale of other assets and the issuance of debt or equity securities. Although the Company believes it will be able to obtain funds pursuant to one or more of these alternatives, if needed, management cannot assure you that any such capital resources will be available to the Company. If additional capital resources are needed, but we are unable to obtain such capital resources on a timely basis, the Company may not be able to maintain a level of liquidity sufficient to meet its obligations as they mature or to implement its capital expenditures or develop its assets.

INFLATION

Although the level of inflation affects certain of the Company's costs and expenses, inflation did not have a significant effect on the Company's results of operations during fiscal 1999.

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

ITEM 7. FINANCIAL STATEMENTS

The Report of Independent Accountants, Financial Statements and any supplementary financial data required by this Item are set forth on pages 46 through 60 of this Report and are incorporated herein by reference.

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

                                   PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age as of October 6, 1999, of each director and executive officer and the period during which each has served as a director of the Company:

NAME                    AGE   POSITION WITH ROSELAND              DIRECTOR SINCE
------                  ---   ----------------------              --------------
Calvin Wallen III       44    Chairman of the Board, President
                              & Chief Executive Officer                   1997
Jon S. Ross             35    Director, Secretary                         1998
Gene Howard             72    Director                                    1991
William Bruggeman       65    Director                                    1999

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

WILLIAM BRUGGEMAN is the Chief Executive Officer and Chairman of the Board of Diversified Dynamics Corporation. Mr. Bruggeman is an engineer and entrepreneur. Among his accomplishments, he was responsible for the development of a high pressure pump that formed the basis for the building of Cat Pumps, a company established to manufacture and distribute the pump. In addition to Cat Pumps, Mr. Bruggeman also was instrumental in developing the "Paint Stick" and other home improvement products giving rise to a second company, HomeRight, which together with Cat Pump, are subsidiaries of Diversified Dynamics Corporation. Mr. Bruggeman served in the U.S. Navy as a pilot and later served in Korea. Upon return to the U.S., he held engineering and management positions with Scott Atwater, Minneapolis Moline and L & A Products. Mr. Bruggeman has extensive experience developing and growing start-up companies such as IDI, Spearhead Marketing, Cat Pumps, HomeRight, North American Diesel and VEG. Mr. Bruggeman graduated from the University of Minnesota.

Directors do not receive any compensation for their services as directors except that the Company reimburses all travel expenses.

There are no family relationships among any of the directors or executive officers of the Company. See "Certain Relationships and Related Transactions" for a description of transactions between the Company and its directors, executive officers or their affiliates.

We have no employment agreements with its officers or key executives.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To the Company's knowledge, based solely on a review of the copies of the reports required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, that have been furnished to the Company and written representations that no other reports were required, during the year ended June 30, 1999 all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners have been met.


ITEM 10. Executive Compensation

The total compensation for the three fiscal years ended June 30, 1998, for William Vandever, the Company's former Chief Executive Officer and Calvin Wallen III, the Company's current Chief Executive Officer is set forth below in the following Summary Compensation Table. No other person received cash compensation in excess of $100,000 during the fiscal year ended June 30, 1999.

SUMMARY COMPENSATION TABLE

                                            Fiscal  Annual  Other Annual
Name and Principal Position                  Year   Salary  Compensation
---------------------------                 ------  ------  ------------
William G. Vandever,                          1999       0            0
   Former President and CEO                   1998  15,000            0
                                              1997  40,500            0

Calvin Wallen III, President and CEO          1999*      0            0
                                              1998       0            0
                                              1997       0            0

-----------------------------
*Mr. Wallen was elected CEO, President & Director in December 1997 and as of October 1, 1999, has not received any compensation from the Company for his services as Chief Executive Officer.

There were no options granted or exercised by any of the Company's directors or officers.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of the Company's Common Stock beneficially owned, as of October 1, 1999 by (i) each person known to the Company to beneficially own more than 5% of the Common Stock of the Company (the only class of voting securities now outstanding), (ii) each director and executive officer, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the number of shares and percentage of ownership of Common Stock for each of the stockholders set forth below assumes that shares of Common Stock that the stockholder may acquire within sixty days of September 7, 1999 are outstanding.

                                              NUMBER            APPROXIMATE
 NAME AND ADDRESS                           OF SHARES        PERCENT OF CLASS
------------------                          ---------        ----------------
Calvin Wallen III                            9,515,000 /1/             52.1%
1720 Northwest Highway, Ste. 320
Garland, TX   75041

Earthstock Resources, Inc.                   3,500,000                 19.2%
1720 Northwest Highway, Ste. 320
Garland, TX   75041

William G. Vandever                          1,137,433 /2/              6.2%
1724 East 15th St.
Tulsa, OK   74104

Margaret Vandever                              927,433 /2/              5.1%
1724 East 15th St.
Tulsa, OK   74104

William Bruggeman                            3,819,694 /3/             20.9%
20 Anemone Circle
North Oaks, MN   55127

Gene Howard                                    322,245 /4/              1.8%
2402 East 29th St.
Tulsa, OK   74114

Jon S. Ross.......                                   0                   *
1720 Northwest Highway, Ste. 320
Garland, TX   75041

All officers and directors
as a group (4 persons):                     13,656,939 /5/             74.9%

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

/5/ Includes the shares referred to above in Footnotes 1, 3 and 4


ITEM 12. Certain Relationships and Related Transactions

In December 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") with Calvin Wallen III or his designees, William Bruggeman and Ruth Bruggeman, and Diversified Dynamics, Inc. (together, the "Buyers"). Pursuant to the Agreement, the Company issued (i) 7,000,000 shares of its common stock to Calvin Wallen III; (ii) 2,500,000 shares of common stock to Earthstock Resources, Inc., all of the shares of which are owned by Mr. Wallen; (iii) 2,500,000 shares of common stock to William Bruggeman and Ruth Bruggeman as joint tenants with rights of survivorship; and (iv) 500,000 shares of common stock to Diversified Dynamics, which is controlled by the Bruggemans, which represented an aggregate of approximately 71.3% of the issued and outstanding shares of common stock of the Company, with the shares issued to Mr. Wallen and his affiliates representing approximately 54.2% of the issued and outstanding shares of common stock of the Registrant. In exchange for the issuance of the Shares, the Buyers conveyed to the Registrant the interests in certain oil and gas properties owned by the Buyers, as well as the Buyers' entire interest in any contracts, leases, records and insurance policies affecting such interests (the "Consideration"). The amount of the Consideration was the result of an agreed negotiation between the Buyers and the Company. Prior to the negotiation and execution of the Agreement, there were no material relationships between the Company or any affiliates, officers or directors of the Company, on the one hand, and any of the Buyers, or any affiliates, officers or directors of any of the Buyers, on the other hand.

In connection with the Agreement, as of December 10, 1997, three directors and officers resigned from the Company. On such date, Calvin Wallen III and two others were appointed to serve as additional directors of the Company (together with William G. Vandever and Gene C. Howard, each of whom continued to serve as directors), and Calvin Wallen III was elected to serve as the Company's President, Vice President and Treasurer. In August 1999, Mr. Bruggeman was elected to the Board of Directors.

On December 1, 1997, the Company entered into a contract with an affiliate controlled by our President and Chief Executive Officer to provide certain technical, administrative and management services needed to conduct its business. The terms of the contract provided for personnel to be contracted at current market rates in effect at the time the agreement was executed. In addition, the offices are subleased from an affiliate controlled by our President and Chief Executive Officer and the offices are subleased through November 30, 1999, with options to renew annually. The monthly amount charged to the Company is based on actual costs of materials and man-hours of the affiliates that are used pursuant to the terms of the agreement. As of June 30, 1999, the Company had accumulated $456,351 in accounts payable due affiliates that includes the amounts owed for personnel and leasing of office space.

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

In October 1996, William Bruggeman, who subsequently became a 5% shareholder and director, loaned $60,400 to the Company. As of June 1999, Mr. Bruggeman had agreed to convert this loan into shares of common stock which had not been issued as of October 7, 1999. See "Management Discussion and Analysis; Liquidity and Capital Resources".

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A. Financial Statements

     The following documents are filed as part of this Report commencing on page 44:

     1.   Report of Independent Auditors

          Statements of Income and Retained Earnings

          Balance Sheets

          Statements of Cash Flows

          Notes to Financial Statements

2. Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto listed above.

3.   Exhibits

     3.1 -- Certificate of Incorporation of the Company and amendments are incorporated by reference to the Company's June 30, 1998 Form 10-K.

     3.2 -- Bylaws of the Company and amendments are incorporated by reference to the Company's June 30, 1998 Form 10-K.

     4.1 -- Form of Certificate of Common Stock, par value $.05 per share, of the Company are incorporated by reference to the June 30, 1998 Form 10-K.

     10.1 -- Stock Purchase Agreement, dated December 7. 1997, among the Company, Calvin Wallen III or his designees, Diversified Dynamics, William and Ruth Bruggeman (incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K, filed with the SEC on December 24, 1997).

     10.2 -- Consulting Agreement, dated as of December 1, 1997, between the Company and Tauren Exploration, Inc., incorporated by reference to June 30, 1998 Form 10-K.

23.1* -- Consent of Weaver & Tidwell L.L.P.

23.2* -- Consent of Wm. Matthews, CPA S.C.

27.1* -- Financial Data Schedule.

* Filed herewith.

B. Reports on Form 8-K.

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


SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 13TH DAY OF OCTOBER, 1999.



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


       SIGNATURE                                     TITLE                             DATE

/s/ Calvin Wallen III                     President, Chief Executive             October 13, 1999
-------------------------------              Officer and Director
Calvin Wallen III                       (Principal Executive Financial,
                                              Accounting Officer)



/s/ Jon Stuart Ross                     Director, Secretary                      October 13, 1999
-------------------------------
Jon Stuart Ross



/s/ Gene Howard                         Director                                 October 13, 1999
-------------------------------
Gene Howard



/s/ William Bruggeman                   Director                                 October 13, 1999
-------------------------------
William Bruggeman

                           ROSELAND OIL AND GAS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE
                                                                       ----

Report of Independent Auditors.....................................     44

Balance Sheets.....................................................     46

Statements of Operations...........................................     48

Statements of Changes in Stockholders' Equity......................     49

Statements of Cash Flows...........................................     51

Notes to Financial Statements......................................     53

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Roseland Oil and Gas, Inc.:

                       REPORT OF INDEPENDENT AUDITOR


Stockholders and Board of Directors
ROSELAND OIL AND GAS, INC.



We have audited the accompanying balance sheets of Roseland Oil and Gas, Inc. (an Oklahoma Corporation) as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note 2, in the year ended June 30, 1999, the Company adopted a policy of accounting for costs of its oil and gas activities by the full cost method, which is a change from the successful efforts method used in previous years.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roseland Oil and Gas, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Weaver and Tidwell, L.L.P.
------------------------------
WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
September 22, 1999

                                 [LETTERHEAD]


                            INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of Roseland Oil and Gas, Inc.



We have audited the accompanying balance sheet of Roseland Oil and Gas, Inc. as of June 30, 1997, and the related statements of operations, changes in stockholders equity and cash flows for the fiscal years ended June 30, 1997, and 1996. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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




In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roseland Oil and Gas, Inc. as of June 30, 1997, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



William Matthews, C.P.A., S.C.
Elm Grove, Wisconsin
September 28, 1997 and October 11, 1999

                                  ROSELAND OIL AND GAS, INC.
                                        BALANCE SHEETS
                                    JUNE 30, 1999 AND 1998


                                            ASSETS


                                                                  1999                 1998
                                                               ----------          ----------

CURRENT ASSETS
   Cash and cash equivalents                                   $    1,374          $      303
   Marketable Securities                                          101,711                   0
   Accounts receivable - Trade                                     23,600              56,930
                                                               ----------          ----------
     Total current assets                                         126,685              57,233
                                                               ----------          ----------

PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties:
     Proved properties (including wells and related
       equipment and facilities)                                1,559,573           2,314,466
     Office and other equipment                                       910                 910
                                                               ----------          ----------
       Total property and equipment                             1,560,483           2,315,376

     Less accumulated depreciation, depletion,
       and amortization                                           179,228             824,012
                                                               ----------          ----------
                                                                1,381,255           1,491,364
                                                               ----------          ----------

OTHER ASSETS
   Marketable equity securities                                         0              96,875
   Other                                                           29,545              34,959
                                                               ----------          ----------
                                                                   29,545             131,834
                                                               ----------          ----------

TOTAL ASSETS                                                   $1,537,485          $1,680,431
                                                               ==========          ==========







The Notes to Financial Statements are an integral part of these statements.

                           ROSELAND OIL AND GAS, INC.
                                 BALANCE SHEETS
                             JUNE 30, 1999 AND 1998

                       LIABILITIES AND STOCKHOLDERS EQUITY


                                                         1999             1998
                                                     -----------      -----------

CURRENT LIABILITIES

   Accounts payable                                  $    67,946      $   188,554
   Accrued liabilities                                    26,155           12,820
   Due to affiliates                                     456,351          196,628
                                                     -----------      -----------
          Total current liabilities                      550,452          398,002
                                                     -----------      -----------

LONG-TERM DEBT, less current portion:                    118,760          118,760
                                                     -----------      -----------

DEFERRED INCOME TAXES                                          0                0


COMMITMENTS AND CONTINGENCIES                                  0                0

STOCKHOLDERS EQUITY

   Common stock, $.05 par value, authorized
     50,000,000 shares, issued 18,238,347
     and 17,730,847 shares                               911,918          886,543
   Additional paid-in capital                          2,817,138        2,636,812
   Stock subscribed and paid - to be issued              120,000          110,000
   Accumulated deficit                                (2,946,869)      (2,430,936)
   Accumulated other comprehensive income                (33,914)         (38,750)
                                                     -----------      -----------

              Total stockholders equity                  868,273        1,163,669
                                                     -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY            $ 1,537,485      $ 1,680,431
                                                     ===========      ===========

The Notes to Financial Statements are an integral part of these statements.

                           ROSELAND OIL AND GAS, INC.
                             STATEMENTS OF OPERATION
                    YEARS ENDED JUNE 30, 1999, 1998, AND 1997

                                                            1999           1998          1997
                                                          ---------      ---------     ---------
Revenues:
    Oil and gas sales                                     $  52,939      $ 162,299     $ 281,349
    Rental income from operating leases                       5,513          6,192         8,028
    Overhead recovery fees                                                   4,579       105,419
    Other                                                                    1,912
                                                          ---------      ---------     ---------
        Total revenues                                       58,452        174,982       394,796

Costs and expenses:
     Oil and gas production, operating
         and development costs                               58,951        301,198       143,772
     Selling, general and administrative expenses           461,152        198,554       120,820
     Depreciation, depletion and amortization                29,946        304,958        81,618
                                                          ---------      ---------     ---------
           Total costs and expenses                         550,049        804,710       346,210
                                                          ---------      ---------     ---------

Operating income (loss):                                   (491,597)      (629,728)       48,586

Non-operating income (expenses):
    Interest income                                               0              0           346
    Gain (loss) on sale of assets                                 0         12,230      (277,893)
    Other income (loss)                                     (12,193)           331       195,064
    Interest expense                                        (12,143)       (24,279)      (13,508)
                                                          ---------      ---------     ---------
           Total non-operating income (expenses)            (24,336)       (11,718)      (95,991)

Income (loss) from continuing operations:
   Before provision for income taxes                       (515,933)      (641,446)      (47,405)
   Provision (benefit) for income taxes                           0              0             0
                                                          ---------      ---------     ---------
Net loss                                                   (515,933)      (641,446)      (47,405)
Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities                       3,191        (25,575)            0
                                                          ---------      ---------     ---------
Comprehensive loss                                        $(512,742)     $(667,021)    $ (47,405)
                                                          =========      =========     =========

Net loss per common share - Basic and diluted             $   (0.03)     $   (0.05)    $   (0.00)

The Notes to Financial Statements are an integral part of these statements.

                           ROSELAND OIL AND GAS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 1998, AND 1997


                                                             Cum.      Common       Common       Addtnl.
                                                            Pref.      Shares        Stock       Paid-In         Accum.
                                                            Stock   Outstanding    Par Value     Capital        Deficit
                                                           ------   -----------    ---------    ---------     -----------
Balance, June 30, 1996                                      2,000    4,772,149       238,043    2,374,280     (1,742,085)
     Preferred dividend                                         0            0             0            0              0
     Conversion of preferred to common                     (2,000)     400,000        20,000       13,500              0
     Conversion of dividend pay to stock                        0       58,698         3,500        4,769              0
     Sale of stock - private placements                         0            0             0            0              0
     Sale of stock - 10% commission                             0            0             0       (7,150)             0
     Net loss, year ended June 30, 1997                         0            0             0            0        (47,405)
                                                           ------   -----------    ---------    ---------     -----------
Balance, June 30, 1997                                          0    5,230,847       261,543    2,385,399     (1,789,490)
     Subscriptions                                              0            0             0            0              0
     Reimbursement of capital                                   0            0             0       (3,851)             0
     Unrealized loss on securities                              0            0             0            0              0
     Stock purchase                                             0   12,500,000       625,000      255,264              0
     Net loss, year ended June 30, 1998                         0            0             0            0       (641,446)
                                                           ------   -----------    ---------    ---------     -----------
Balance, June 30, 1998                                          0   17,730,847      $886,543   $2,636,812    $(2,430,936)
     Stock issued - previously subscribed                       0      200,000        10,000      100,000              0
     Stock issued - services rendered                           0      178,500         8,925       80,325              0
     Stock issued - to settle lawsuit/Regal Petroleum           0      129,000         6,450            0              0
     Unrealized loss/gain on securities                         0            0             0            0              0
     Warrants exercised                                         0            0             0            0              0
     Net loss, year ended June 30, 1999                         0            0             0            0       (515,933)
                                                           ------   -----------    ---------    ---------     -----------
Balance, June 30, 1999                                          0   18,238,347      $911,918   $2,817,138    $(2,946,869)



                                                                 Stock          Pref.                      Total
                                                             Subscriptions      Div.     Unrealized      Stckhldrs.'
                                                                  Paid        Payable       Loss           Equity
                                                             -------------    --------   ----------      -----------
Balance, June 30, 1996                                                 0            0            0          870,238
     Preferred dividend                                                0       35,000            0           35,000
     Conversion of preferred to common                                 0            0            0           33,500
     Conversion of dividend pay to stock                               0      (35,000)           0          (26,731)
     Sale of stock - private placements                           71,500            0            0           71,500
     Sale of stock - 10% commission                                    0            0            0           (7,150)
     Net loss, year ended June 30, 1997                                0            0            0          (47,405)
                                                               ---------      -------     --------       ----------
Balance, June 30, 1997                                            71,500            0            0          928,952
     Subscriptions                                                38,500            0            0           38,500
     Reimbursement of capital                                          0            0            0           (3,851)
     Unrealized loss on securities                                     0            0      (38,750)         (38,750)
     Stock purchase                                                    0            0            0          880,264
     Net loss, year ended June 30, 1998                                0            0            0         (641,446)
                                                               ---------      -------     --------       ----------
Balance, June 30, 1998                                         $ 110,000            0     $(38,750)      $1,163,669
     Stock issued - previously subscribed                       (110,000)           0            0                0
     Stock issued - services rendered                                  0            0            0           89,250
     Stock issued - to settle lawsuit/Regal Petroleum                  0            0            0            6,450
     Unrealized loss/gain on securities                                0            0        4,836            4,836
     Warrants exercised                                          120,000            0            0          120,000
     Net loss, year ended June 30, 1999                                0            0            0         (515,933)
                                                               ---------      -------     --------       ----------
Balance, June 30, 1999                                         $ 120,000            0     $(33,914)      $  868,273

The Notes to Financial Statements are an integral part of these statements.

                           ROSELAND OIL AND GAS, INC.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1999, 1998, AND 1997

                                                                     1999           1998          1997
                                                                  ----------     ----------    ----------
Cash flows from operating activities:
       Net loss                                                   $(515,933)     $(641,446)    $(243,896)
       Adjustments to reconcile net loss
        to cash provided (used) by operating activities:
              Depreciation, depletion and amortization               29,946        304,958        81,618
              (Gain) loss from sale of assets                             0        (12,230)      277,893
              Change in assets and liabilities:
                 Decrease in accounts receivable                     33,329         90,927        69,973
                 Decrease in inventory                                    0         14,194        26,008
                 Decrease in notes receivable                             0          1,500        48,752
                 (Increase) decrease in other assets                 (4,252)        49,696       230,127
                 Increase in loan from affiliate                    259,723        196,628             0
                 Increase (decrease) in accounts payable
                      and accrued liabilities                        41,837         94,622       (22,444)
                 Decrease in oil and gas
                    revenues payable                                      0              0       (42,497)
                                                                  ---------      ---------     ---------
       Net cash provided (used) by operating
          activities                                               (155,350)        98,849       425,534
                                                                  ---------      ---------     ---------

Cash flows from investing activities:
       Proceeds from disposal property and equipment                 38,000              0             0
       Purchase of property and equipment                            (1,580)      (150,752)     (501,745)
                                                                  ---------      ---------     ---------
       Net cash provided (used) by investing
          activities                                                 36,420       (150,752)     (501,745)
                                                                  ---------      ---------     ---------
Cash flows from financing activities:
       Proceeds from stock subscriptions                            120,000         38,500             0
       Payment for reimbursement of capital                               0         (3,851)            0
       Issuance of common stock                                           0              0       141,119
       Issuance of preferred stock                                        0              0        (2,000)
       Dividend payment                                                   0              0       (35,000)
       Additional debt                                                    0              0       150,421
       Payments on debt                                                   0         (1,588)     (177,835)
                                                                  ---------      ---------     ---------
       Net cash provided by financing activities                    120,000         33,061        76,705
                                                                  ---------      ---------     ---------
       Net increase (decrease) in cash and cash
          equivalents                                                 1,071        (18,842)          494

       Cash and cash equivalents, beginning of year                     303         19,145        18,651
                                                                  ---------      ---------     ---------

       Cash and cash equivalents, end of year                     $   1,374      $     303     $  19,145
                                                                  =========      =========     =========

The Notes to Financial Statements are an integral part of these statements.

                           Roseland Oil and Gas, Inc.
                             Statement of Cash Flow
                    For the Year Ended June 30, 1999 and 1998
                                   (continued)


Supplemental cash flows information:

         Cash paid during the year for:                                  1999         1998
                                                                       ---------     ---------
                  Interest                                                    0      $  24,279
                  Income taxes                                                0              0


Noncash investing and financing activities - debit (credit):

         Acquisition of marketable securities:
                  Marketable securities                                       0        135,625
                  Oil and gas properties                                      0        (90,550)
                  Gain on sale of properties                                  0        (45,075)

         Acquisition of oil and gas property:
                  Nonproducing leasehold                                      0        880,264
                  Common stock                                                0       (625,000)
                  Paid in capital                                             0       (255,264)

         Sale of real property in satisfaction of debt:
                  Building (net of depreciation)                              0       (185,739)
                  Mortgage payable                                            0        111,573
                  Loss on sale of property                                    0         74,166

         Issue stock for services rendered:
                  Common stock                                           (8,925)             0
                  Paid in capital                                       (80,325)             0
                  Accounts payable                                       89,250              0

         To settle Regal lawsuit:
                  Accounts Payable                                       59,860              0
                  Common stock                                           (6,450)             0
                  Properties                                           (704,374)             0
                  Accumulated DD&A                                      650,964              0

         Previously subscribed stock issued:
                  Common  stock                                         (10,000)             0
                  Paid in capital                                      (100,000)             0
                  Subscriptions paid                                    110,000              0

The Notes to Financial Statements are an integral part of these statements.

                           ROSELAND OIL AND GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         PROPERTY AND EQUIPMENT - Beginning July 1, 1998, the Company changed their method of accounting from the successful efforts method to the full cost method of accounting for its oil and gas activities. Management believes adoption of the full cost method more accurately reflects management's exploration objectives and results by including all costs incurred as integral for the acquisition, discovery and development of whatever reserves ultimately result from its efforts as a whole. As a result of the change, net losses incurred on dispositions of oil and gas properties during the year totaling $330,492, have been included in capitalized costs. The change did not have a material effect on the financial statements for the year ended June 30, 1998. Following is a comparison of the two methods.

         Depreciation of lease and well equipment is computed by the straight-line method over estimated useful lives ranging from five to ten years. Depreciation , depletion, and amortization of producing oil and gas properties amounted to $20,109, $288,356 and $73,016 for the years ended June 30, 1999, 1998, and 1997 respectively. Capitalized leasehold, drilling and completion costs totaling $132,956 were fully depleted as of June 30, 1999 and 1998.

         Office and other equipment are carried at cost and depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Depreciation and amortization of office and other equipment amounted to $173, $182 and $8,602 for the years ended June 30, 1999, 1998, and 1997, respectively

         SUCCESSFUL EFFORTS METHOD

         Under the successful efforts method, costs to acquire mineral interests in oil and gas properties to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

         Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

         On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion and amortization are eliminated from the property accounts and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

         On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

FULL COST METHOD

         Under the full cost method of accounting, all costs associated with acquisition , exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

         All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

         In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

         Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.


         INCOME TAXES - Deferred tax liabilities or assets arise from temporary differences between the tax basis of an asset or liability and its reported amount in the balance sheet. Principally, these differences are related to depreciation, depletion, and amortization, net operating losses and valuation of acquired properties. The amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax law to determine the amount of taxes payable or recoverable currently or in future years.

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

         As discussed in Note 6, there were no dilutive securities during the years ended June 30, 1999, 1998 and 1997. The weighted average number of common and common equivalent shares outstanding was 18,109,235; 12,491,121; and 5,037,314 for the years ended June 30, 1999, 1998, and
         1997, respectively.

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

         ORGANIZATION COSTS - Organization costs, in the amount of $48,320 are being amortized by the straight line method over five years. Amortization expense charged to operations for the year ending June 30, 1999, and 1998 was $9,664 and $16,420 respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - At June 30, 1999, the Company's financial instruments consist of marketable securities and long term debt. The Company believes that the recorded values approximate fair value.

         COMPREHENSIVE INCOME - Comprehensive income is the total of (1) net loss plus (2) all other changes in net assets arising from nonowner sources, which are referred to as other comprehensive income. In accordance with SFAS No. 130 "Reporting Comprehensive Income", the Company has presented a statement of operations that includes other comprehensive income. An analysis of changes in components of accumulated other comprehensive income is presented in the statement of changes in stockholders' equity.

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

         OIL AND GAS REVENUE

         The Company recognizes oil and gas revenues by the sales method as oil and gas production is sold. Differences between sales and production volumes during the years ended June 30, 1999, 1998 and 1997 were not significant.

3.       MARKETABLE SECURITIES

         On January 1, 1998 the Company sold all rights in certain oil and gas properties and gas gathering systems in exchange for 155,000 shares of common stock of Comanche Energy, Inc. (Comanche). The president of Comanche is a stockholder and former director of the Company. Management classified the securities as available for sale and they were reported at fair market value as a non-current asset. Subsequent to June 30, 1999, management has sold the shares and they have been reclassified as a current asset at that date. As of January 1, 1998 the fair market value of the shares was $0.875 per share, and as of June 30, 1999, was $0.6562 per share.

4. LONG-TERM DEBT - At June 30, 1999 and 1998, long-term debt to banks and others was comprised of the following:

                                                       1999              1998
                                                     --------          --------
         Note payable to Minneapolis Group            118,760           118,760
                                                     --------          --------
                                                     $118,760          $118,760
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

         As of June 30, 1999 all notes are two years in arrears in principal payments and are currently in default. As of March 24, 1999, the option to accelerate the note balance has been waived by all note holders and each has executed a document of intent to convert the note to stock as described above. The unpaid balances of these notes are reported in the balance sheet at June 30, 1999, as long-term debt.

5.       STOCKHOLDERS' EQUITY

         The Company's authorized capital is 50,000,000 shares of $0.05 par value common stock and 10,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock are issued or outstanding at June 30, 1999 and 1998.

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

         WARRANTS - Under a Limited Offering Memorandum in 1996, the Company issued 470,000 warrants to purchase one share of common stock for each right at $.50 per share of common stock. These rights were scheduled to expire December 28, 1998 and contained a provision for extending the expiration date. The Company did not extend the exercise period of the warrants. As of December 30, 1998, warrant holders had exercised 240,000 warrants for a total of $120,000 which was used primarily to fund the settlement of the Regal Petroleum lawsuit described in Note 9 and to pay other debt incurred by former management. The Company also issued 43,000 new warrants in connection with the Regal Settlement Agreement, exercisable at $1.00 per share of common stock and expiring December 31, 2000.

6.       LOSS PER COMMON SHARE

         Net loss per common share is computed as follows:

                                                         1999               1998             1997
                                                     -----------       ------------      -----------
         Net loss available to shareholders
                 (numerator)                            (515,933)          (641,446)         (47,405)
                                                     -----------       ------------      -----------
         Weighted average number of shares
                 of common stock (denominator)        18,109,235         12,491,121        5,037,314
                                                     ===========       ============      ===========
         Loss per common share                       $      (.03)       $      (.05)     $      (.01)
                                                     ===========       ============      ===========

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

         On December 1, 1997, the Company entered into a contract with Tauren to provide the necessary technical, administrative and management expertise needed to conduct its business. The Company has no full time employees. The Company's offices are subleased from Tauren through November 30, 1999. The monthly amount charged to the Company is based on actual costs of materials and labor hours of Tauren that are used pursuant to the terms of an agreement. Tauren also paid various organization costs and consulting fees on behalf of the Company. As of June 30, 1999, the Company owed Tauren $434,667, as a result of charges to the Company of $238,039 and $196,628 in 1999 and 1998 respectively. In addition, the wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating Inc.("Fossil"), which is owned 100% by the Company's President and Chief Executive Officer, Calvin Wallen III. As of June 30, 1999, the Company owed Fossil $21,684 in lease operating expenses.

 8.      INCOME TAXES

         The components of the net deferred federal income tax assets (liabilities) recognized in the Company's balance sheet were as follows:

                                                                June 30, 1999    June 30, 1998
         Deferred tax assets
                Net operating loss carryforwards                  $ 764,542        $ 480,033
         Deferred tax liabilities
                 Value of purchased property                       (256,790)        (256,790)
                                                                  ---------        ---------
         Net deferred tax assets before valuation allowance         507,752          223,243

         Valuation allowance                                       (507,752)        (223,243)
                                                                  ---------        ---------
         Net deferred tax assets                                  $       0        $       0
                                                                  =========        =========

       As of June 30, 1999 and 1998, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards would not be realizable through generation of future taxable income; therefore, they are fully reserved.

       The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rate of 34% to the loss before income taxes for the years ended June 30, 1999 and 1998.

                                                              1999            1998
         Tax benefit calculated at statutory rate           (285,065)      ($218,092)

         Increase (reductions) in taxes due to:
           Losses not providing tax benefits                 285,065         218,092
                                                           ---------       ---------
         Current federal income tax provision              $       0       $       0
                                                           ---------       ---------

       As of June 30, 1999, the Company had net operating loss carryforwards of $2,248,652, which are available to reduce future taxable income and the related income tax liability. These carryforwards expire as follows:

                                             Net Operating Losses
       2007                                      $  134,197
       2011                                         431,099
       2012                                         205,119
       2013                                         639,813
       2014                                         838,424
                                                 ----------
                                                 $2,248,652

9.       COMMITMENTS AND CONTINGENCIES

         Key Personnel

         The Company depends to a large extent on the services of Calvin A. Wallen III, the Company's President, Chairman of the Board, and Chief Executive Officer. The loss of the services of Mr. Wallen would have a material adverse effect on the Company's operations. The Company has not entered into any employment contracts with any of its executive officers, but has obtained key personnel life insurance on Mr.
         Wallen.

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

         Litigation Matters

         First National Bank of Oklahoma has filed a lawsuit against two of the Company's directors alleging that the directors breached their fiduciary duties to the Bank as a creditor of a previously wholly-owned subsidiary of the Company. The Company may be required to indemnify the directors for defense costs, and for any judgment against the directors. The amount sought by the Bank is $65,000 plus interest and legal costs. The Company believes the claims are without merit and no provision for loss has been made in the financial statements.

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

         In the spring of 1998, the Company became aware of the claim of a geologist filed in December 1997, to a 1% overriding royalty interest in various properties. The geologist filed an assignment after December 1, 1997. The Company disputes the geologist's legal right to the overriding royalty and has filed suit to challenge this claim.

         William Vandever, as the prior President and Chief Executive Officer of the Company, purportedly granted some preferential right with respect to the Reagan leases in Section 11, Palo Pinto County, Texas, to participants in the re-work of the Reagan #2-11 well. The Company has filed suit in the 29th Judicial Court, Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.", against various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void, and seeking monetary damages. This litigation is in its early stages and no judgment can yet be formed about the probable outcome or whether it would be unfavorable to the Company. Accordingly, no provision has been made for any possible loss.


10.      SUBSEQUENT EVENTS


         On August 16, 1999, the shareholders of the Company approved a reverse merger between Roseland, an Oklahoma company and its wholly-owned subsidiary, Cubic Energy, Inc., ("Cubic") a Texas corporation which was formed on August 27, 1999, with Cubic being the surviving corporation. The shareholders in Roseland will be given one share of common stock in Cubic for each share of Roseland common stock that they own on a yet undetermined record date. The merger will establish the Company in Texas where, currently, its operations and corporate office are located. As of September 20, 1999, the merger had not occurred.


11.      RESTATEMENT

         It has been determined that the accumulated depletion, depreciation and amortization was incorrectly stated in the prior period ending June 30, 1997 financial statements. The correction of this account affects the income statement for the year ending June 30, 1997 and the beginning accumulated deficit as of July 1, 1997.

         A summary of the effects of the restatement follows:

                                                            1997
                                                            ----
         Accumulated D D & A                              196,491
         Miscellaneous Income                            (196,491)
         Accumulated Deficit                              196,491

         The restatement resulted in decreasing the 1997 net loss by $196,491 and decreasing loss per share by $.05.

12.      OPERATIONS AND MANAGEMENT PLANS

         At June 30, 1999, the Company had suffered recurring operating losses and its current liabilities exceeded its current assets by $415,766.

         As disclosed in Note 4, the Company has secured executed documents of intent from all debt holders for the conversion of debt to common stock.

         As disclosed in Note 7, the Company has entered into strategic alliances with a related party to develop its proved underdeveloped leaseholds through farm out agreements.

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

13.      COST OF OIL AND GAS PROPERTIES

         COSTS INCURRED - Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 1999, 1998, and 1997 were as follows:

                                             1999                1998                1997
                                       ----------          ----------          ----------
         Property acquisition          $    1,580          $1,031,016          $        0
         Exploration                            0                   0                   0
         Development                            0                   0             242,419
                                       ----------          ----------          ----------
                                       $    1,580          $1,031,016          $  242,419
                                       ==========          ==========          ==========

         In addition to the costs reflected above for the year ended June 30, 1999, capitalized costs were increased by $330,492 representing the amount of loss on sale of oil and gas properties which was accounted for under the full cost method as described in Note 2.

         CAPITALIZED COSTS - The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at June 30, 1999, 1998, and 1997 were as follows:

                                                   1999            1998            1997
                                             ----------      ----------      ----------
         Proved properties                   $1,559,573      $2,314,466      $1,358,859
         Unproved properties                          0               0               0
                                             ----------      ----------      ----------
                                             $1,559,573      $2,314,466      $1,358,859
         Accumulated depreciation,
            depletion, and amortization         178,339         823,296         520,659
                                             ----------      ----------      ----------
         Total:                              $1,381,234      $1,491,170      $  838,200
                                             ==========      ==========      ==========

         RESULTS OF OPERATIONS - The results of operations from oil and gas producing activities for the years ended June 30, 1999, 1998, and 1997 were as follows:

                                                              1999            1998            1997
                                                         ---------       ---------       ---------
         Revenues from unaffiliated customers            $  52,939       $ 166,878       $ 386,768

         Production costs                                   58,951         301,198         143,772
         Exploration expenses                                    0               0               0
         Abandonments                                            0               0               0
         Depreciation, depletion, and amortization          20,109         288,356          81,618
                                                         ---------       ---------       ---------
         Total:                                             79,060         589,554         225,390
                                                         ---------       ---------       ---------
         Results before income taxes                       (26,121)       (422,676)        161,378
         Provision for income taxes                              0               0               0
                                                         ---------       ---------       ---------
         Results of operations (excluding
            corporate overhead and interest
            expenses)                                    $ (26,121)      $(422,676)      $ 161,378
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

         The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 1999, 1998 and 1997 together with the changes therein.

                                                            Natural Gas (Mcf)                 Oil and Condensate (Bbls)
                                               ----------------------------------------     -----------------------------
                                                   1999           1998           1997        1999       1998        1997
                                               ----------     ----------      ---------     -------    -------    -------
Proved developed and undeveloped reserves:
Beginning of year                               5,185,942      8,198,818      8,509,748     141,292     54,388    103,178
Revisions of previous estimates                (2,363,513)      (903,134)       (23,473)     (4,899)   (23,081)   (18,351)
Purchases of reserves in place                          0      2,583,033              0           0    130,545          0
Extensions and discoveries                        546,998              0              0         604          0          0
Production                                        (21,129)       (81,485)      (285,640)       (667)    (2,766)   (22,919)
Sales of reserves in place                       (209,375)    (4,611,290)        (1,817)     (4,541)   (17,794)    (7,570)
                                               ----------     ----------      ---------     -------    -------    -------
End of year                                     3,138,923      5,185,942      8,198,818     131,789    141,292     54,338

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

         The following is the estimated standardized measure relating to proved oil and gas reserves at June 30, 1999, 1998, and 1997: (1)

                                                    1999              1998             1997
                                                -----------       -----------      -----------
Future cash inflows                             $ 9,522,716       $10,836,747      $20,052,787
Future production costs                            (456,000)       (1,085,928)      (3,377,904)
Future development costs                           (480,000)       (1,505,000)      (2,032,525)
Future severance tax expenses                      (782,646)         (884,796)      (1,526,523)
Future income taxes                              (1,951,018)       (1,868,811)               0
                                                -----------       -----------      -----------
Future net cash flows                             5,853,052         5,492,212       13,115,835
Ten percent annual discount for
   estimated timing of net cash flows             1,990,038         1,867,625        4,813,392
                                                                  -----------      -----------
Standardized measure of discounted
   future net cash flows                        $ 3,863,014       $ 3,624,587      $ 8,302,443
                                                ===========       ===========      ===========

Following is an analysis of changes in the estimated standardized measure of proved reserves during the years ended June 30, 1999, 1998, and 1997: (2)

                                               1999            1998            1997
                                           -----------     -----------       ---------
Changes from:
Sales of oil and gas produced                   48,502         138,899        (281,348)

Net changes in prices and
  production costs                             (48,994)        (23,589)              0

Extensions and discoveries                     729,470               0               0
Revisions of previous quantity
  estimates                                   (436,670)     (1,008,000)         18,922
Accretion of discounts                         137,434         830,244               0
Net change in income taxes                           0      (1,233,228)              0
Purchases of reserves in place                       0       1,557,177               0
Sales of reserves in place                    (191,315)     (4,569,000)       (156,112)
Other                                                0        (370,359)              0
                                           -----------     -----------       ---------

Standardized measure, end of year          $   238,427     $(4,677,856)      $ 418,539
                                           ===========     ===========       =========

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