Form 10QSB
period 1999-09-30
CUBIC ENERGY INC
filed 1999-11-23
CIK 319156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                          COMMISSION FILE NUMBER 0-9355

                               CUBIC ENERGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          TEXAS                                               87-0352095
(STATE OR OTHER JURISDICTION OF INCORPORATION) (IRS EMPLOYER IDENTIFICATION NO.)

                                GARLAND, TX 75041

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (972) 686-0369

                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                           Roseland Oil and Gas, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

   Common Stock, $.05 Par Value - 18,238,347 shares as of November 18, 1999.

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                                TABLE OF CONTENTS


                         PART I -- Financial Information


ITEM 1.   Financial Statements

 Balance Sheets, Unaudited
 As of September 30, 1999                                                     3

 Statements of Operations, Unaudited
 For the three months ended September 30, 1999 and 1998                       5

 Statement of Cash Flows, Unaudited
 For the three months ended September 30, 1999                                6

 Notes to Unaudited Financial Statements                                      7


ITEM 2. Management's Discussion and Analysis                                  8


                       PART II -- Other Information


 ITEM 1.   Legal Proceedings                                                   9

 ITEM 4.   Submission of Matters to a Vote of Security Holders                 9

 ITEM 5.   Other Information                                                  10

 ITEM 6.   Exhibits and Reports on Form 8-K                                   10


   SIGNATURES                                                                 10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               CUBIC ENERGY, INC.


                                  BALANCE SHEET
                      September 30, 1999 and June 30, 1999
                                   (Unaudited)


                                     ASSETS


                                                    For the period ended     For the period ended
                                                     September 30, 1999           June 30, 1999

Current Assets:
         Cash and cash equivalents                         $   20,520             $    1,374
         Accounts receivable                                   22,441                 23,600
         Marketable securities                                 46,280                101,711
                                                           ----------             ----------

                  Current assets                               89,241                126,685


Property and equipment, at cost:
         Oil and gas properties                             1,559,573              1,559,573
         Office and other equipment                               910                    910
                                                           ----------             ----------

                  Total property and equipment              1,560,483              1,560,483

         Less accumulated depreciation, depletion
                  and amortization                            201,951                179,228
                                                           ----------             ----------

                  Net property and equipment                1,358,532              1,381,255


Other assets:                                                  48,320                 29,545
                                                           ----------             ----------


                  TOTAL ASSETS                             $1,496,093             $1,537,485
                                                           ==========             ==========



          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.

                                  BALANCE SHEET
                      September 30, 1999 and June 30, 1999
                                   (Unaudited)


                        LIABILITIES & STOCKHOLDERS EQUITY


                                                       For the period ended    For the period ended
                                                         September 30, 1999        June 30, 1999

Current liabilities:
         Accounts payable                                  $     63,933            $    67,946
         Accrued liabilities                                     26,147                 26,155
         Due to affiliates                                      505,143                456,351
                                                           ------------            -----------

                  Total current liabilities                     595,223                550,452


Long term debt                                                  118,760                118,760


Stockholders' equity:
         Common stock, $.05 par value, authorized
           50,000,000 shares, issued 18,238,347 and
           18,238,347 shares                                    911,918                911,918
         Additional paid in capital                           2,817,138              2,817,138
         Stock subscribed and paid - to be issued               120,000                120,000
         Accumulated deficit                                 (3,033,032)            (2,946,869)
         Accumulated other comprehensive income                 (33,914)               (33,914)
                                                           ------------            -----------

                  Total stockholders' equity                    782,110                868,273



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  1,496,093             $1,537,485
                                                           ============             ==========


          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.

                            STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                           For the Three          For the Three
                                                            Months Ended           Months Ended
                                                         September 30, 1999     September 30, 1998

Revenue:
         Oil and gas sales                                  $   18,668              $  22,214
         Other                                                       4                      0
                                                            ----------              ---------
                  Total revenue                                 18,672                 22,214


Costs and expenses:
         Oil and gas production, operating
            And development costs                                7,191                 27,828
         Selling, general and administrative expense            93,643                168,755
         Depreciation, depletion and amortization                3,947                  8,090
                                                            ----------              ---------

                  Total costs and expenses                     104,781                204,673

Operating income (loss)                                        (86,109)              (182,459)

Non-operating income (expenses):
         Interest income                                             0                      0
         Gain (loss) on sale of assets                               0                 (4,698)
         Interest expense                                          (62)                (3,288)
                                                            ----------              ---------

                  Total non-operating income (expenses)            (62)                (7,986)



Net income (loss) before income tax                            (86,171)              (190,445)
                                                            ----------              ---------

(Provision) benefit for income taxes                                 0                      0

Net Income (Loss)                                              (86,171)              (190,445)
                                                            ==========              =========

          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                              For the Three          For the Three
                                                                               Months Ended           Months Ended
                                                                            September 30, 1999     September 30, 1998

Cash Flows From Operating Activities:
 Net income (loss)                                                                 $ (86,171)            $(190,445)
 Adjustments to reconcile net income (loss) to cash
         provided (used) by operating activities:
      Depreciation, depletion and amortization                                         3,947                 8,090
Provision (gain) loss for deferred income tax                                              0                 4,698
      Net Change in assets and liabilities:
        (Increase) decrease in accounts receivable                                     1,159                38,076
        (Increase) decrease in notes receivable                                            0                     0
        (Increase) decrease in other assets                                           55,398               116,250
        Increase (decrease) in loan from affiliate                                    48,792                     0
        Increase (decrease) in accounts payable and accrued liabilities               (3,979)              (26,279)
        Increase (decrease) in other accounts payable                                      0               (60,469)

         Net Cash Provided (Used) By Operating Activities                          $  19,146             $(110,079)

Cash flows from investing activities:
   Changes to oil & gas properties                                                         0                     0
   Changes in other assets                                                                 0             $ 131,834

         Net Cash Provided (Used) By Investing Activities                          $       0             $ 131,834

Cash flows from financing activities:
   Affiliate loan                                                                          0                57,768
   Changes in common stock                                                                 0              (110,000)
   Changes in debt                                                                         0                13,000

         Net Cash Provided (Used) By Financing Activities                          $       0             $ (39,232)


Net increase (decrease) in cash and cash equivalents                               $  19,146             $  17,477

Cash beginning of period                                                               1,374                   303

Cash at end of period                                                              $  20,520             $  17,780


          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 1999
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), formerly known as Roseland Oil and Gas, Inc., an Oklahoma corporation, are set forth in Note 2 to the Company's financial statements in its June 30, 1999 Form 10-KSB and should be read in conjunction with the financial statements for the three months ended September 30, 1999, contained herein.

     The financial statements included herein as of September 30, 1999, and the three month period ended September 30, 1999 have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

     Gross revenues for the three months ended September 30 decreased from $22,214 in 1998 to $18,668 in 1999 primarily due to the disposal of oil and gas wells and decreased oil and gas prices.

     Oil and gas production, operating and development costs decreased from $27,828 (125.3% of oil and gas sales) in the three months ended September 30, 1998 to $7,191 (38.5% of oil and gas sales) in the three months ended September 30, 1999. The decrease in costs was attributable to the reduced number of producing wells. Selling, general and administrative expenses decreased from $168,755 in the three months ended September 30, 1998 to $93,643 in the three months ended September 30, 1999 due to legal, accounting and audit costs that the Company incurred in the 1998 period related to the restatement of prior period financial statements.

     Operating income (loss) improved from a loss of $182,459 in the three months ended September 30, 1998 to a loss of $86,109 in the three months ended September 30, 1999 due primarily to the reduced selling, general and administrative costs, and reduced oil and gas production, operating and development costs resulting from the disposal of several wells.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, long term debt was $118,760 of which none was classified as current. This compares to total long term debt of $118,760 as of June 30, 1999 of which none was classified as current. See the Company's June 30, 1999 Form 10-KSB, Footnote 4.

Year 2000 issue

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. Management believes that all of the Company's systems, which are primarily purchased software systems, are year 2000 compliant and therefore anticipates that this issue will have minimal impact on the Company's operations and that future costs relating to year 2000 will be minimal. Because of the unprecedented nature of the year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. The Company believes that it is taking all reasonable steps to ensure Year 2000 readiness. Its ability to meet the projected goals, including the costs of addressing the Year 2000 issue and the dates upon which compliance will be attained, depends on the Year 2000 readiness of its key suppliers and customers and the successful development and implementation of contingency plans. Although these and other unanticipated Year 2000 issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to estimate the extent of the impact at this time. The foregoing is a year 2000 readiness disclosure pursuant to the Year 2000 Readiness and Disclosure Act.

Safe Harbor Statements Under The Private Securities Litigation Reform Act Of
1995

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Generally, forward-looking statements include words or phrases such as "management anticipates", "the Company believes", "the Company anticipates" and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition, (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the spring of 1999, the Company became aware of the claim of Clifford Kees, Jr. ("Kees"), a geologist, to a 1% overriding royalty interest in the Company's oil and gas properties located in the Reagan Sections 11 and 12, Palo Pinto County, Texas. Kees filed an assignment in Palo Pinto County, Texas, after December 1, 1997, upon which Kees bases his claim. The Company, after its initial investigation, disputes Kees' legal rights to the overriding royalty and has filed suit to challenge this royalty as described below.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 1999, the Company's Annual Stockholder was held August 16, 1999. Shareholders were asked to ratify the selection of the Company's accounting firm, Weaver and Tidwell L.L.C., to vote on directors of the Company for terms of one year or until their replacement is elected, and to approve the Company's proposal to execute a reincorporation merger with Cubic Energy, Inc., a Texas corporation and a wholly-subsidiary of the Company.

The shareholders approved the Company's selection of accounting firm, elected the directors and approved the merger with the following votes:


APPROVAL OF ACCOUNTANTS                      YES VOTES         NO VOTES         ABSTENTIONS

Weaver and Tidwell L.L.C.                   14,357,788             417                0

ELECTION OF DIRECTORS

Calvin A. Wallen III                        14,357,005           1,200                0
William Bruggeman                           14,356,995           1,210                0
Gene Howard                                 14,349,608           8,597                0
Jon S. Ross                                 14,357,005           1,200                0

REINCORPORATION MERGER
         WITH CUBIC ENERGY                  14,356,805             400            1,000

ITEM 5. OTHER INFORMATION.

As discussed above under Item 4, in August 1999, the shareholders of the Company approved the reincorporation of the Company into the state of Texas pursuant to a reincorporation merger between the Company (formerly known as Roseland Oil and Gas, Inc., an Oklahoma corporation) and a wholly-owned subsidiary, Cubic Energy, Inc., a Texas corporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.1 Agreement and Plan of Merger between Roseland Oil and Gas, Inc., an Oklahoma corporation, and Cubic Energy, Inc., a Texas corporation and a wholly-owned subsidiary of Roseland.

     3.1      Articles of Incorporation of the Company.

     3.2 Bylaws of the Company. (Incorporated by reference previously filed in the Company's June 30, 1999 Form 10-KSB)

     27       Financial Data Schedule.


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CUBIC ENERGY, INC.


DATE: November 22, 1999                BY: /s/ Calvin A. Wallen III
                                           -------------------------

                                           Calvin A. Wallen III, President
                                           (Principal Executive, Financial and
                                           Accounting Officer)