Form 10QSB
period 1999-12-31
CUBIC ENERGY INC
filed 2000-03-30
CIK 319156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Export Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 1999

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

       For the Transition period from _______________ to _________________

                          Commission File Number 0-9355

                               CUBIC ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                       Texas                            87-0352095
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

                             1720 Northwest Highway
                                    Suite 320
                                Garland, TX 75041

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

         Common Stock, $.05 par Value - 18,917,949 shares as of March 20, 2000

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

                               CUBIC ENERGY, INC.

                      (Formerly Roseland Oil and Gas, Inc.)

                                TABLE OF CONTENTS

                         PART 1 - Financial Information

ITEM 1.  Financial Statements

Balance Sheets, Unaudited                                         3
As of December 31, 1999 (unaudited) and June 30, 1999

Statement of Operations, unaudited
For the three months ended December 31, 1999 and 1998             5

Statements of Operations, unaudited
For the six months ended December 31, 1999 and 1998               6

Statements of Cash Flows, unaudited                               7
For the six months ended December 31, 1999

Notes to Unaudited Financial Statements                           8

ITEM 2.  Management's Discussion and Analysis                     9

                          PART II - - Other Information

ITEM 1.  Legal Proceedings                                       10

ITEM 5.  Other Information                                       10



         SIGNATURES                                              11

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                                  BALANCE SHEET
                       DECEMBER 31, 1999 AND JUNE 30, 1999

                                     ASSETS

                                             December 31, 1999    June 30, 1999
                                              (unaudited)
Current Assets:
   Cash and cash equivalents                   $    2,973          $    1,374
   Accounts receivable                             12,431              23,600
   Marketable securities                           46,280             101,711
                                               ----------          ----------
         Current assets                            61,684             126,685

Property and equipment, at coast
     Oil and gas properties                     1,559,573           1,559,573
     Office and other equipment                       910                 910
                                               ----------          ----------
         Total property and equipment           1,560,483           1,560,483

Less accumulated depreciation
depletion and amortization                        182,270             179,228
                                               ----------          ----------
         Net property and equipment             1,378,213           1,381,255

Other Assets:                                      24,713              29,545
                                               ----------          ----------
         TOTAL ASSETS                          $1,464,610          $1,537,485
                                               ==========          ==========

          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                                CUBIC ENERGY, INC
                                  BALANCE SHEET
                       DECEMBER 31, 1999 AND JUNE 30,1999



                        LIABILITIES & STOCKHOLDERS EQUITY

                                                            December 31,1999       June 30,1999
                                                             (unaudited)
Current Liabilities:
   Accounts payable                                          $    93,933           $    67,946
   Accrued liabilities                                            12,724                26,155
   Due to affiliates                                             541,701               456,351
                                                             -----------           -----------
         Total current liabilities                               648,358               550,452

Long term debt                                                         0               118,760

Stockholders'equity:
   Common stock, $.05 par value, authorized
   50,000,000 shares, issued 18,917,949 at 12/31/99
   and 18,238,897 shares at 6/30/99                              945,898               911,918
   Additional paid in capital                                  3,049,692             2,817,138
   Stock subscribed and paid - to be issued                            0               120,000
   Accumulated deficit                                        (3,145,424)           (2,946,869)
   Accumulated other comprehensive income                        (33,914)              (33,914)
                                                             -----------           -----------
         Total stockholders' equity                              816,252               868,273
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                $ 1,464,610           $ 1,537,485
                                                             ===========           ===========

          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                             STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)

                                                     For the Three         For the Three
                                                     Months Ended          Months Ended
                                                     December 31, 1999   December 31, 1998
Revenue
   Oil and gas sales                                    $  23,082           $  12,700
   Other                                                    1,373                   0
                                                        ---------           ---------
         Total  revenue                                    24,455              12,700

Cost and expenses:
    Oil and gas production, operating
      and development cost                                  8,572              27,411
   Selling, general and administrative expense             96,348             137,949
   Depreciation, depletion and amortization                 3,927               8,230
                                                        ---------           ---------
         Total cost and expenses                          108,847             173,590

Operating income (loss)                                   (84,392)           (160,890)


Non-operating income (expense):
   Interest income                                              0                   0
   Gain (loss) on sale of assets                                0                   0
   Other income (loss)                                          0                   0
   Interest expense                                        27,992               3,448
                                                        ---------           ---------
         Total non  operating income (expense)             27,992               3,448

Net income (loss) before income tax                      (112,384)           (164,338)

(Provision) benefit for income taxes                            0                   0

Net income  (Loss)                                      $(112,384)          $(164,338)



          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                                CUBIC ENERGY, INC
                             STATEMENT OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)

                                                             For the Six         For the Six
                                                             Months Ended        Months Ended
                                                           December 31, 1999   December 31,1998
Revenue:
   Oil and gas sales                                          $  41,750           $  34,914
   Other                                                          1,377                   0
                                                              ---------           ---------
         Total  revenue                                          43,127              34,914

Cost and expenses:
   Oil and gas production, operating
     and development cost                                        15,763              55,239
   Selling, general and administrative expense                  189,991             306,704
   Depreciation, depletion and amortization                       7,874              16,320
                                                              ---------           ---------

         Total cost and expenses                                213,628             378,263

Operating income (loss)                                        (170,501)           (343,349)


Non-operating income (expense):
   Interest income                                                    0                   0

  Gain (loss) on sale of assets                                       0                   0
  Other income (loss)                                                 0                   0
   Interest expense                                              28,054               6,736
                                                              ---------           ---------

                Total non operating income (expense)             28,054               6,736

Net income (loss) before income tax                            (198,555)           (350,085)
                                                              ---------           ---------

(Provision) benefit for income taxes                                  0                   0

Net income  (Loss)                                            $(198,555)          $(350,085)
                                                              =========           =========


          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                                CUBIC ENERGY, INC
                             STATEMENT OF CASH FLOW
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)

                                                             For the Six         For the Six
                                                             Months ended        Months ended
                                                           December 31, 1999   December 31, 1998
Cash flows from operating activities:
   Net income (loss)                                          $(198,555)          $(350,085)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
   Depreciation, depletion and amortization                       7,874              16,320
   Provision (gain) loss for deferred income tax                      0                   0
Net change in assets and liabilities:
   (Increase) decrease in accounts receivable                    11,169              31,405
   (Increase) decrease in notes receivable                            0                   0
   (Increase) decrease in other assets                           55,431              97,650
   Increase (decrease) in loan from affiliate                    85,350             143,739
   Increase (decrease) in accounts payable and
     accrued liabilities                                         12,556             (98,970)
     Increase (decrease) in other accounts payable                    0                   0

Net cash provided (used) by operating activities                (26,175)           (159,941)

Cash flows from investing activities:
   Changes to oil  & gas properties                                   0                   0
   Changes in other assets                                            0                   0

Net cash provided (used) by investing activities                      0                   0

Cash flows form financing activities:
   Affiliate loan                                                     0                   0
   Changes in common stock                                      146,534                   0
   Changes in debt                                             (118,760)            187,728


Net cash provided (used) by investing activities                 27,774             187,728

Net increase (decrease) in cash and cash equivalents

Cash beginning of period                                          1,374                 303

Cash at end of period                                         $   2,973           $  28,090



          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 1999

                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), formerly known as Roseland Oil and Gas, Inc., an Oklahoma corporation, are set forth in Note 2 to the Company's financial statements in its June 30, 1998 Form 10-KSB and should be read in conjunction with the financial statements for the three months and six months ended December 31, 1999 contained herein.

     The financial statements included herein as of December 31, 1999, three and six month period ended December 31, 1999 have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchanges Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED
 DECEMBER 31, 1998

     Gross revenues for the three months ended December 31 increased from $12,700 in 1998 to $23,082 in 1999 due to the disposal of oil and gas wells and increases in oil and gas prices.

      Oil and gas production, operating and development costs decreased from $27,411 (215.8% of oil and gas sales) in the three months ended December 31, 1998 to $8,572 (37.1% of oil and gas sales) in three months ended December 31, 1999. The decrease in costs was attributable to the reduced number of producing wells. Selling, general and administrative expenses decreased from $137,949 in the three months ended December 31, 1998 to $96,248 in three months ended December 31, 1999 due to the decreased legal, accounting and audit costs resulting from the completion of the restatement of prior period financials.

     Operating income (loss) improved from a loss of $164,338 in the three months ended December 31, 1998 to a loss of $112,384 in the three months ended December 31, 1999 due to disposal of several producing wells and increases in oil and gas prices.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1998

     Gross revenues for the six months ended December 31 increased from $34,914 in 1998 to $41,750 in 1999 primarily due to the disposal of oil and gas wells and increased oil and gas prices.

     Oil and gas production, operating and development cost decreased from $55,239 (158.2%) of oil and gas sales) in the six months ended December 31, 1998 to $15,763 (37.8% of oil and gas sales) in the six months ended December 31, 1999. The decrease in costs was attributable to the reduced number of producing wells. Selling, general and administrative expenses decreased from $306,704 in six months ended December 31, 1998 to $189,991 in the six months ended December 31, 1999 due to legal, accounting and audit costs that the Company incurred in the 1998 period related to the restatement of prior period financial statements.

     Operating income (loss) improved from a loss of $350,085 in the six months ended December 31, 1998 to a loss of $198,555 in the six months ended December 31, 1999 due primarily to the reduced selling, general and administrative costs, and reduced oil and gas production, operating and development costs resulting from the disposal of several wells and increases in oil and gas pricing.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 1, 1999, long-term debt of $118,760 was converted to common stock. This leaves no outstanding long-term debt as of December 31, 1999 as compared to the total long- term debt of $118,760 as of June 30, 1999 of which none was classified as current. See the Company's June 30, 1999 Form 10-KSB, Footnote 4.

YEAR 2000 ISSUE

The Company worked to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the 1900 rather that the year 2000 would result in errors or systems failures. The Company utilizes a number of computer programs across its entire operation. As management still believes that all of the Company's systems, which are primarily purchased software systems, are year 2000 compliant and as no material problem related to the year 2000 issue have been reported to date, the Company anticipates that this issue will have minimal impact on the Company's operations and that future costs relating to year 2000 will be minimal. Because of the unprecedented nature of the year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. The Company believes that it has taken all reasonable steps to ensure Year 2000 readiness. Its ability to meet the projected goals, including the cost of addressing the Year 2000 issue and the dates upon which compliance will be attained, depends on the Year 2000 readiness of its key suppliers and customers and the successful development and implementation of contingency plans. Although these and other unanticipated Year 2000 issues could still have an adverse effect on the results of operations or financial condition of the Company, it is not possible to estimate the extent of the impact at this time. The foregoing is a year 2000 readiness disclosure update pursuant to the Year 2000 Readiness and Disclosure Act.

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Generally, forward-looking statements include words or phrases such as " management anticipates", "the Company believes", the "the Company anticipates" and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private

Securities Litigation's Reform Act of 1995. The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report Form 10KSB for the fiscal year ended June 30, 1999.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

In the spring of 1999, the Company became aware of the claim of Clifton H. Kees, Jr. ("Kees"), a geologist, to a 1% overriding royalty interest in the Company's oil and gas properties located in the Reagan Sections 11 and 12, Palo Pinto County, Texas. Kees filed an assignment in Palo Pinto County, Texas, after December 1, 1997, upon which Kees bases his claims. The Company, after its initial investigation, disputes Kees' legal rights to the overriding royalty and has filed suit to challenge this royalty as described below.

William Vandever, during the period of time in which he served as the President and Chief Executive Officer of the Company, purportedly granted some preferential rights with respect to 75% of the Reagan leases in Section 11, Palo Pinto County, Texas, to participants (including Kees and Vandever himself) in the re-work of the Reagan #2-11 well. Mr. Vandever also purportedly granted the same rights to himself as a participant. The Company discovered this in March 1999. Claims related to preferential rights with regard to the Reagan lease in Section 11 could materially and adversely affect the financial condition and the outlook of the Company. Based upon information obtained by the Company, the Company has filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al." against Kees, Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void. This lawsuit was filed on April 26, 1999. The Company plans to vigorously pursue this action.

ITEMS 5. OTHER INFORMATION

In August 1999, the shareholders of the Company approved the reincorporation of the Company in the state of Texas pursuant to a reincorporation merger between the Company (formerly known as Roseland Oil and Gas, Inc. an Oklahoma corporation) and a wholly-owned subsidiary, Cubic Energy, Inc., a Texas corporation. This reincorporation was finalized in the fourth quarter of 1999.

On October 1, 1999, the Company converted $118,760 of long-term debt into equity, pursuant to terms, as amended, applicable at the time of the making of the debt. All debt-holders approved of this conversion. The debt-holders received three shares of common stock for each dollar in outstanding principal and interest owed to them.

In the fourth quarter of 1999, orders were effectuated to issue 240,000 shares of common stock to warrant holders who had timely exercised warrants, and paid the exercise price, for common stock in December, 1998. This is reflected on the balance sheet for this fiscal quarter.




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CUBIC ENERGY, INC.


DATE: March 24, 2000                 BY: /s/ Calvin A. Wallen III, President


                                           Calvin A. Wallen III, President
                                           (Principal Executive, Financial and
                                           Accounting Officer)