Form 10QSB
period 2000-03-31
CUBIC ENERGY INC
filed 2000-05-17
CIK 319156

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X]   Quarterly Export Under Section 13 or 15(d) of The Securities Exchange
                                   Act of 1934

                  For the Quarterly Period Ended March 31, 2000

                                       Or

[ ]    Transition Report Pursuant to Section 13 or 15(d) of The Securities
                              Exchange Act of 1934

              For the Transition period from __________ to __________

                          Commission File Number 0-9355

                                 CUBIC ENERGY, INC.
             (Exact name of registrant as specified in its charter)

           Texas                                                 87-0352095
      (State or other                                          (IRS Employer
jurisdiction of incorporation)                              Identification No.)

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

         Common Stock, $.05 par Value - 18,917,949 shares as of March 31, 2000

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

                               CUBIC ENERGY, INC.

                      (Formerly Roseland Oil and Gas, Inc.)

                                TABLE OF CONTENTS

                         PART I - Financial Information


ITEM 1.  Financial Statements

Balance Sheets                                                               3
As of March 31, 2000, (unaudited) and June 30, 1999

Statement of Operation, unaudited
For the three months ended March 31, 2000 and 1999                           5

Statements of Operation, unaudited
For the nine months ended March 31, 2000 and 1999                            6

Statements of Cash Flows, unaudited                                          7
For the nine months ended March 31, 2000 and 1999

Notes to Unaudited Financial Statements                                      8

ITEM 2.       Management's Discussion and Analysis                           9

                              PART II -- Other Information

ITEM 1.       Legal Proceedings                                             10

ITEM 5.       Other Information                                             10



         SIGNATURES                                                         10


PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               CUBIC ENERGY, INC.
                                  BALANCE SHEET
                        MARCH 31, 2000 AND JUNE 30, 1999

                                     ASSETS


                                                          March 31, 2000        June 30, 1999
                                                            (unaudited)

Current Assets:
   Cash and cash equivalents                               $      3,353        $      1,374
   Accounts receivable                                           10,629              23,600
   Marketable securities                                             20             101,711
                                                           ------------        ------------

         Current assets                                          14,002             126,685


Property and equipment, at coast
  Oil and gas properties                                      1,559,575           1,559,573
  Office and other equipment                                        910                 910
                                                           ------------        ------------

         Total property and equipment                         1,560,485           1,560,483


Less accumulated depreciation
depletion and amortization                                      183,935             179,228
                                                           ------------        ------------

         Net property and equipment                           1,376,550           1,381,255

Other Assets:                                                    22,297              29,545
                                                           ------------        ------------

         TOTAL ASSETS                                      $  1,412,849        $  1,537,485
                                                           ============        ============


          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                                CUBIC ENERGY, INC
                                  BALANCE SHEET
                         MARCH 31, 2000 AND JUNE 30,1999

                        LIABILITIES & STOCKHOLDERS EQUITY


                                                          March 31,2000         June 30,1999
                                                           (unaudited)
Current Liabilities:
   Accounts payable                                        $     83,060        $     67,946
   Accrued liabilities                                                0              26,155
   Due to affiliates                                            572,884             456,351
                                                           ------------        ------------

         Total current liabilities                              655,944             550,452

Long term debt                                                        0             118,760


Stockholders'equity:
   Common stock, $.05 par value, authorized
   50,000,000 shares, issued 18,917,949 and
   18,917,949 shares                                            945,898             911,918
   Additional paid in capital                                 3,049,692           2,817,138
   Stock subscribed and paid - to be issued                           0             120,000
   Accumulated deficit                                       (3,204,270)         (2,946,869)
   Accumulated other comprehensive income                       (33,914)            (33,914)
                                                           ------------        ------------

         Total stockholders' equity                             756,905             868,273

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                              $  1,412,849        $  1,537,485
                                                           ============        ============

          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                                CUBIC ENERGY, INC
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                          For the Three        For the Three
                                                          Months Ended         Months Ended
                                                          March 31, 2000       March 31, 1999

Revenue
  Oil and gas sales                                        $     15,018        $     10,505
  Other                                                           1,227                   0
                                                           ------------        ------------

         Total  revenue                                          16,245              10,505


Cost and expenses:
  Oil and gas production, operating
   and development cost                                           9,872              12,444
  Selling, general and administrative expense                    41,100              60,745
  Depreciation, depletion and amortization                        4,080               8,184
                                                           ------------        ------------

         Total cost and expenses                                 55,052              81,373

Operating income (loss)                                         (38,807)            (70,868)


Non-operating income (expense):
   Interest income                                                    0                   0
   Gain (loss) on sale of assets                                      0                   0
   Other income (loss)                                                0                   0
   Interest expense                                                 184               3,088
                                                           ------------        ------------

         Total non operating income (expense)                       184               3,088

Net income (loss) before income tax                             (38,991)            (73,956)

(Provision) benefit for income taxes                                  0                   0

Net income  (Loss)                                         $    (38,991)       $    (73,956)


          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                                CUBIC ENERGY, INC
                             STATEMENT OF OPERATION
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                           For the Nine       For the Nine
                                                           Months Ended       Months Ended
                                                           March 31, 2000     March 31,1999

Revenue:
   Oil and gas sales                                       $     56,768        $     45,419
   Other                                                          2,604                   0
                                                           ------------        ------------

         Total  revenue                                          59,372              45,419


Cost and expenses:
   Oil and gas production, operating
    and development cost                                         25,635              67,682
   Selling, general and administrative expense                  231,091             367,449
   Depreciation, depletion and
    amortization                                                 11,954              24,504
                                                           ------------        ------------

         Total cost and expenses                                213,628             459,635

Operating income (loss)                                        (209,308)           (414,216)


Non-operating income (expense):
   Interest income                                                    0                   0
   Gain (loss) on sale of assets                                 41,590            (346,848)
   Other income (loss)                                                0             196,491
   Interest expense                                               6,503               9,825
                                                           ------------        ------------

         Total non operating income (expense)                    48,093            (160,182)

Net income (loss) before income tax                            (257,401)           (574,398)
                                                           ------------        ------------

(Provision) benefit for income taxes                                  0                   0

Net income  (Loss)                                         $   (257,401)       $   (574,398)
                                                           ============        ============

          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                                CUBIC ENERGY, INC
                             STATEMENT OF CASH FLOW
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                           For the Nine        For the Nine
                                                           Months Ended        Months Ended
                                                           March 31, 2000      March 31, 1999

Cash flows from operating activities:
   Net income (loss)                                       $   (257,401)       $   (574,398)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
   Depreciation, depletion and amortization                      11,955              24,504
   Provision (gain) loss for deferred income tax                      0                   0
Net change in assets and liabilities:
  (Increase) decrease in accounts receivable                     12,971              31,394
  (Increase) decrease in notes receivable                             0                   0
  (Increase) decrease in other assets                           101,691              34,959
   Increase (decrease) in loan from affiliate                   116,533             180,015
   Increase (decrease) in accounts payable and
    accrued liabilities                                         (11,041)           (117,943)
   Increase (decrease) in other accounts payable                      0                   0

Net cash provided (used) by operating activities                (25,292)           (421,469)

Cash flows from investing activities:
   Changes to oil & gas properties                                    0             286,027
   Changes in other assets                                            0                   0

Net cash provided (used) by investing activities                      0             286,027

Cash flows form financing activities:
   Affiliate loan                                                     0                   0
   Changes in common stock                                      146,031             144,750
   Changes in debt                                             (118,760)                  0

Net cash provided (used) by investing activities                 27,271             144,750

Net increase (decrease) in cash and cash equivalents

Cash beginning of period                                          1,374                 303

Cash at end of period                                      $      3,353        $      9,611


          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2000

                                   (Unaudited)




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by Cubic Energy, Inc., Texas corporation (the "Company" or "Cubic"), formerly known as Roseland Oil and Gas, Inc., an Oklahoma corporation, are set forth in Note 2 to the Company's financial statements in its June 30, 1998 Form 10KSB and should be read in conjunction with the financial statements for the three months and nine months ended March 31, 2000 contained herein.

     The financial statements included herein as of March 31, 2000, three and nine month period ended March 31, 2000 have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchanges Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED
 MARCH 31, 1999

  Gross revenues for the three months ended March 31 increased from $10,505 in 1999 to $15,018 in 2000 due to the disposal of oil and gas wells and increases in oil and gas production and prices.

   Oil and gas production, operating and development costs decreased from $12,444 (118.5% of oil and gas sales) in the three months ended March 31, 1999 to $9,872 (65.7% of oil and gas sales) in three months ended March 31, 2000. The decrease in costs was attributable to the reduced number of producing wells. Selling, general and administrative expenses decreased from $60,745 in the three months ended March 31, 1999 to $41,100 in three months ended March 31, 2000.

  Operating income increased from a loss of $73,956 in the three months ended March 31, 1999 to a loss of $38,991 in the three months ended March 31, 2000 due to disposal of several producing wells and increases in oil and gas production and prices.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE ENDED MARCH 31, 1999

  Gross revenues for the nine months ended March 31 increased from $45,419 in 1999 to $59,768 in 2000 primarily due to the disposal of oil and gas wells and increased oil and gas production and prices.

  Oil and gas production, operating and development cost decreased from $67,682 (149%) of oil and gas sales) in the nine months ended March 31, 1999 to $25,635 (45.2% of oil and gas sales) in the nine months ended March 31, 2000. The decrease in costs was attributable to the reduced number of producing wells. Selling, general and administrative expenses decreased from $367,449 in nine months ended March 31, 1999 to $231,091 in the nine months ended March 31, 2000.

  Operating income (loss) improved from a loss of $574,398 in the nine months ended March 31, 1999 to a loss of $257,401 in the nine months ended March 13, 2000 due primarily to the reduced selling, general and administrative costs, and reduced oil and gas production, operating and development costs resulting from the disposal of several wells and increases in oil and gas production and pricing.

LIQUIDITY AND CAPITAL RESOURCES

  As of October 01, 1999, long-term debt of $118,760 was converted to common stock. This leaves no outstanding long-term debt as of March 31, 2000 as compared to the total long-term debt of $118,760 as of June 30, 1999 of which none was classified as current. See the Company's June 30, 1999 Form 10KSB, Footnote 4.

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

William Vandever, during the period of time in which he served as the President and Chief Executive Officer of the Company, purportedly granted some preferential rights with respect to 75% of the Reagan leases in Section 11, Palo Pinto County, Texas, to participants (including Kees and Vandever himself) in the re-work of the Reagan #2-11 well. Mr. Vandever also purportedly granted the same rights to himself as a participant. The Company discovered this in March, 1999. Claims related to preferential rights with regard to the Reagan lease in Section 11 could materially and adversely affect the financial condition and the outlook of the Company. Based upon information obtained by the Company, the Company has filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc.
v. William Vanderver, et al." against Kees, Venderver and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void. This lawsuit was filed on April 26, 1999. The Company plans to vigorously pursue this action.

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


                                      CUBIC ENERGY, INC.


DATE: May 16, 2000                      BY: /s/ Calvin A. Wallen III, President




                                            Calvin A. Wallen III, President
                                            (Principal Executive, Financial and
                                            Accounting Officer)