Form 10KSB40
period 2000-06-30
CUBIC ENERGY INC
filed 2000-09-27
CIK 319156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                          COMMISSION FILE NUMBER 0-9355



                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)
                 (Name of Small Business Issuer in its Charter)

            TEXAS                                       87-0352095
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

                                       [X]

As of July 30, 2000, the registrant had outstanding 18,916,947 shares of common stock, $.05 par value ("Common Stock"), which is registrant's only class of common stock. There have been no trades in the Common Stock or bid and ask prices within the past sixty days.

The registrant's revenues for the fiscal year ended June 30, 2000 were $69,850.

Transitional Small Business Disclosure Format:  Yes         No   X
                                                    _____      _____

                               CUBIC ENERGY, INC.
                      (Formerly Roseland Oil and Gas, Inc.)
                               TABLE OF CONTENTS


                                 DESCRIPTION



     Item                                                                                                        Page
                                                      PART I
ITEM 1. Description of Business and Properties....................................................................4
   GENERAL........................................................................................................4
   DESCRIPTION OF BUSINESS........................................................................................4
   RESTATEMENT OF FINANCIAL RESULTS...............................................................................5
   PRINCIPAL OIL AND GAS PROPERTIES...............................................................................6
   EXPLORATION ACTIVITIES.........................................................................................6
   MARKETING OF PRODUCTION........................................................................................7
   OIL AND GAS RESERVES...........................................................................................8
   NET PRODUCTION, SALES PRICES AND COSTS.........................................................................9
   PRODUCTIVE WELLS AND ACREAGE..................................................................................10
   OPERATIONS....................................................................................................11
   RISK FACTORS..................................................................................................11
ITEM 2. Description of Properties................................................................................24
ITEM 3. Legal Proceedings........................................................................................25
ITEM 4. Submission of Matters to a Vote of Security Holders......................................................26


                                                      PART II

ITEM 5. Market for Registrant's Common Equity and Related
        Stockholder Matters......................................................................................26
ITEM 6. Management's Discussion and Analysis or Plan of Operations...............................................27
   GENERAL.......................................................................................................27
RESULTS OF OPERATIONS............................................................................................27
   COMPARISON OF FISCAL 2000 TO FISCAL 1999......................................................................27
   LIQUIDITY AND CAPITAL RESOURCES...............................................................................28
ITEM 7. FINANCIAL STATEMENTS.....................................................................................30
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.............................................................................................30


                                                     PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons of the
Registrant; Compliance with Section 16(a) of the Exchange Act....................................................30
   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.............................................................31
ITEM 10. Executive Compensation..................................................................................32
ITEM 11. Security Ownership of Certain Beneficial Owners and Management..........................................32
ITEM 12. Certain Relationships and Related Transactions..........................................................33
ITEM 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................34
   A. Financial Statements.......................................................................................34
   B. Reports on Form 8-K........................................................................................35
SIGNATURES.......................................................................................................35
INDEX TO FINANCIAL STATEMENTS....................................................................................37


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

                               Cubic Energy, Inc.
                      (Formerly Roseland Oil and Gas, Inc.)

                                     PART I

ITEM 1. Description of Business and Properties

GENERAL

Cubic Energy, Inc.(formerly Roseland Oil and Gas, Inc.) is an independent energy company engaged in the development and production of, and exploration for, crude oil and natural gas. Our oil and gas assets are concentrated principally in Texas and Louisiana. At June 30, 2000, our total proved reserves were 606,680 BOE.

We were incorporated in October 1978 in the State of Texas and in March 1980, we were merged into a publicly held Utah corporation with the surviving entity being Roseland Oil and Gas, Inc., a Utah corporation. In August 1991, Roseland Oil and Gas, Inc., the Utah corporation, was merged into an Oklahoma corporation and we relocated our corporate offices from Houston, Texas to Tulsa, Oklahoma. In October of 1999, pursuant to approval of the Shareholders, Roseland Oil And Gas, Inc. was merged into Cubic Energy, Inc., a Texas corporation. References to Cubic, Roseland or the Company include the Company and our predecessors unless the context otherwise requires. Our principal executive office is located at 1720 Northwest Highway, Suite 320, Garland, Texas 75041, and our telephone number is (972) 686-0369.

In December 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") pursuant to which the Company issued 12,500,000 shares of our common stock in exchange for the conveyance to the Company of certain oil and gas properties by Calvin A. Wallen III and his affiliates. In connection with the Stock Purchase Agreement, three of the five members of the Board of Directors resigned and new directors were appointed, including Mr. Wallen, who also became President and CEO of the Company.

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

We also took decisive steps in addressing various accounting issues and, in accordance with accepted financial and accounting standards, took significant write-downs of our assets prior to our fiscal year end of June 30, 1999, which directly impacted our net income. The Company recorded a net loss in fiscal 1999 of $515,933 due largely to depletion and lease operating expense. In addition, our management requested our prior auditor to provide the Company with restated audited financial statements for the fiscal year ending June 30, 1998 to accurately reflect the condition of the Company as discussed below and these restatements are included in this annual report.

In the year ending June 30, 1999, we took a prior year adjustment that affected the income statement for the year ending June 30, 1997. The adjustment was necessary to recapture excess depletion to income that should have been adjusted in 1997. Consequently, the retained deficit for 1999 was adjusted to reflect $196,491 of prior year excess depletion.

RESTATEMENT OF FINANCIAL RESULTS

Subsequent to the issuance of our financial statements for the fiscal year ended June 30, 1999 and prior to the issuance of our financial statements for the fiscal year ended June 30, 1998, our new Board of Directors determined that the prior management of the Company (i.e., our management prior to the December 1997 Stock Purchase Agreement) had included assets consisting of oil and gas properties on our financial statements after the oil and gas properties had already been sold or transferred by the Company prior to the periods covered by the 1996 and 1997 financial statements. Upon examination, the Board of Directors and new management of the Company determined that certain assets were improperly included on our financial statements for prior periods and were inappropriately included in calculations of assets, depletion deductions and net income in our balance sheets and statements of operations. As a result, the financial statements for June 30, 1999 presented an accumulated deficit of $2,430,936, and presented a net loss for the year ended June 30, 1999 of $515,933.

In response to the errors discussed above, a number of conditions, which could represent a material weakness in our prior internal accounting controls, were identified. These conditions included a deterioration in our internal accounting controls under prior management, lack of adequate communication between our prior management and prior auditors, a failure to stress the importance of controls by prior management, and an apparent lack of clarity and consistent understanding within the Company by prior management concerning the application of our accounting policies to transactions involving the sale of properties. We have implemented steps that have strengthened our internal accounting controls. These steps included provision of in house accounting services through our affiliate, updating our policies regarding accounting and reporting for transactions, changing our corporate accounting and reporting structure and hiring a new accounting firm.

PRINCIPAL OIL AND GAS PROPERTIES

  The following table summarizes certain information with respect to our principal areas of operation at June 30, 2000.



                                                                        Percent               Present
                                Oil                   Gas              of Proved               Value
                               (Bbl)                 (Mcf)             Reserves             (Disc @ 10%)
                               -----                 -----             --------             ------------
Areas

Texas..............               863               255,869                7%                   576,595
Louisiana..........           131,185             2,591,925               93%                $9,364,918
                              --------------------------------------------------------------------------

Total..............           132,048             2,847,794              100%                $9,941,513


Our Texas properties are situated in Palo Pinto County. At June 30, 2000, the Texas properties contained 9% of our proved reserves, which represented 6% of our Present Value of total proved reserves. The Texas properties consist primarily of wells acquired by the Company in several transactions between 1991 and 1995 and through overriding royalty interests reserved in farmout agreements in 1998 and 1999.

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

In June 1998, we agreed to a farmout agreement with Cummings Company, reserving an overriding royalty interest. As of June 30, 2000, Cummings had completed its drilling program on the farmed out interest and completed four wells, the Reagan 11-1, Reagan 11-2, Reagan 11-3 and the Reagan 11-4.

Our net production for the fiscal year ending June 30, 2000 for the Texas wells averaged 60 Mcf of natural gas per day and less than 1 barrel of oil per day.

The Louisiana properties consist of proved undeveloped leasehold in Webster Parish that we have placed in our drilling program. The property is limited in depth to the interval from 9,900' below the surface to a depth of 12,500' below the surface and contains approximately 84 net acres with a 75% net revenue interest. Management anticipates the development to be approximately 80% natural gas. Under our new business strategy, the Company intends to drill on the acreage during the primary term of the leasehold. The properties contained 93% of our proved reserves and 94% of our Present Value of total proved reserves. We acquired this property in December 1997 through the Stock Purchase Agreement transaction.


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

We are currently focusing our domestic exploration activities to develop our proved undeveloped leasehold properties in Texas and Louisiana. The proved undeveloped leasehold properties consist of locations to drill four wells targeted to offsets in the Conglomerate producing zones and three workovers in the Strawn Sand in Palo Pinto County, Texas. Also included in proved undeveloped leasehold are offset development wells targeted for the Red Rock Smackover Formations in Webster Parish, Louisiana. During fiscal year 2000, we farmed out our non-producing leasehold in Palo Pinto County, Texas to the Cummings Company and to Tauren Exploration Inc., reserving overriding royalty interests. We also have included an acquisition strategy to our business plan that would allow us to capitalize on producing oil and gas acquisition targets.

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

We believe we would be able to locate alternate purchasers in the event of the loss of any one of these purchasers, and that any such loss would not have a material adverse effect on our financial condition or results of operations. Revenue from the sale of natural gas totaled $63,422 for the fiscal year ended June 30, 2000 and represented 91% of our total oil and gas revenues for that fiscal year.

Price Considerations

Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil ("NYMEX-WTI"). The average crude oil price per Bbl received by us in fiscal year 2000 was $21.91.

Natural gas prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBTU for natural gas delivered at Henry Hub, Louisiana established on the NYMEX ("NYMEX-Henry Hub"). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2000 was $3.07.

OIL AND GAS RESERVES

The following tables set forth the proved developed and undeveloped reserves at June 30, 2000, the estimated future net revenues from such proved reserves and the Present Value and Standardized Measure of Discounted Future Net Cash Flows attributable to our reserves at June 30, 2000, 1999 and 1998:


Category               Oil (Bbls)      Gas (Mcf)      Total (Mcfe)      Income        10% Discount
                       ----------      ---------      ------------      ------        ------------
Proved Producing             863         255,869          261,047     $ 1,174,611     $    576,595
Proved Undeveloped       131,185       2,591,925        3,379,035     $13,986,254     $  9,364,918



                                                                         AT JUNE 30,
                                                      -------------------------------------------
                                                           2000            1999            1998

Proved reserves:
     Oil (Bbl).....................                       132,048         131,789         141,292
Gas (Mcf).....................                          2,847,794       3,138,923       5,185,942
BOE.........................                              606,680         654,943       1,005,616
Estimated future net revenues
         (before income tax) ...........              $14,959,135     $ 7,804,070     $ 7,361,023
     Standardized Measure(1).........                 $ 7,742,838     $ 3,863,014     $ 3,624,587
Proved developed reserves:
     Oil (Bbl) .....................                          863             604           5,556
Gas (Mcf).......................                          255,872         546,998         277,985
BOE............................                            43,509          91,770          51,887
Estimated future net revenues
         (before income tax) ............             $   972,881     $ 1,174,611     $   322,561
Present Value....................                     $   575,595     $   729,470     $   218,037
Standardized Measure (1).........                     $   397,286     $   445,141     $   104,524
Weighted average sales prices:
     Oil (per Bbl)....................                $     20.91     $     11.56     $     11.00
Gas (per Mcf)....................                            3.07            1.93            1.79


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


All information set forth in this Report relating to our proved reserves, estimated future net revenues and present values is taken from reports prepared by Coburn Engineering Corp., a firm of independent petroleum engineers. The estimates of these engineers were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. No reports on our reserves have been filed with any federal agency. In accordance with guidelines of the Securities and Exchange Commission (the "SEC"), our estimates of proved reserves and the future net revenues from which Present Values are derived are made using year end oil and gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). An increase in prices relative to fiscal year end 2000 did cause a significant increase in the Present Value attributable to our proved reserves at June 30, 2000. Since June 30, 2000, prices had rebounded to the highest since 1990. Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses.

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

NET PRODUCTION, SALES PRICES AND COSTS

  The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by us for the period ended June 30, 2000.


                                             YEAR ENDED             YEAR ENDED
                                          JUNE 30, 2000           JUNE 30, 1999
                                          -------------           -------------
PRODUCTION VOLUMES:
     Oil (Bbl)  .................                  38                      667

     Gas (Mcf)  .................              20,688                   21,129

WEIGHTED AVERAGE SALES PRICES:
     Oil (per Bbl)...............             $ 20.91                  $ 11.56

     Gas (per Mcf)................            $  3.07                  $  1.93

SELECTED EXPENSES PER BOE:
     Lease operating..............            $  8.47                  $ 14.07

     Depreciation, depletion and
     amortization ...............             $  3.24                  $  3.24

     General and administrative...            $ 95.09                  $108.18


PRODUCTIVE WELLS AND ACREAGE

 Productive Wells

  The following table sets forth our domestic productive wells at June 30, 2000:


                Oil                    Gas                    Total
         ------------------       -------------         -----------------
         Gross          Net       Gross      Net        Gross         Net
         ------        ----       -----      ---        -----        ----
           0            0           8         3           8            3


Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage at June 30, 2000. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.


              Undeveloped              Developed               Total
           ----------------         --------------        -----------------
           Gross        Net         Gross      Net        Gross         Net
           -----        ---         -----      ---        -----         ---
            608         107         180        96          788          203


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

OPERATIONS

Although in the past we have not been the operator of our wells, in the future we generally intend to seek to be named operator for wells in which we acquire a significant interest or will appoint an operator on our behalf. As is common in the industry, this typically occurs only when we own the major portion of the working interest in a particular well or field. At June 30, 2000, third parties operated our wells under specific agreements.

Through the specific agreements providing for third party operations of majority owned wells, we are able to exercise a great deal of influence over the development and enhancement of a well and to supervise operation and maintenance activities. We have not conducted the actual drilling of wells on properties in which we have acted as operator in the past, but in the future we plan to engage independent contractors who are supervised by the Company. We have contract relationships with petroleum engineers, geologists and other operations and production specialists who we believe will be able to improve production rates, increase reserves and/or lower the cost of operating our oil and gas properties.

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

The Company's operations are also subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, down hole fires, mechanical failures, blowouts, catering, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. The Company participates in insurance coverage maintained by the operator of its wells, although there can be no assurances that such coverage will be sufficient to prevent a material adverse effect on the Company in such events.


Limited Operating History; Capital Intensive Business; Need for Additional Funds

From its inception through December 1997, the Company was engaged principally in non-operating activities. While the Company's new management has extensive experience in oil and gas exploration and operating activities, the Company has had very limited experience in these operations. The Company's business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand the Company's oil and gas field operations and purchase equipment. At June 30, 2000, the Company had a working capital deficit of approximately $721,910. As a result of the Company's determination to operate in the future, the Company's working capital requirements may be expected to increase significantly over prior periods. The Company anticipates that it will be able to meet its cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no commitments to obtain any additional debt or equity financing and there can be no assurance that additional funds will be available, when required, on terms favorable to the Company. Any future issuances of equity securities would likely result in dilution to the Company's then existing shareholders while the incurring of additional indebtedness would result in increased interest expense and debt service changes. See "Management's Discussion and Analysis or Plan of Operations."


History of Losses

The Company incurred losses before income tax benefits of $515,933 and $372,895 for the fiscal years ended June 30, 1999 and 2000, respectively. The Company's accumulated deficit as of June 30, 2000 was $3,319,764.The Company does not have a bank line of credit. The Company has funded its operating losses, acquisitions and expansion costs primarily through a combination of private offerings of convertible debt and equity securities and proceeds from the exercise of warrants. The success of the Company in obtaining the necessary capital resources to fund future costs associated with its operations and expansion plans is dependent upon the Company's ability to: (i) increase revenues through acquisitions and recovery of the Company's proved producing and proved developed non-producing oil and gas reserves; (ii) maintain effective cost controls at the corporate administrative office and in field operations; and (iii) obtain the exercise of outstanding warrants. However, even if the Company achieves some success with its plans, there can be no assurance that it will be able to generate sufficient revenues to achieve significant profitable operations or fund its expansion plans. See "Management's Discussion and Analysis or Plan of Operations".

Significant Capital Expenditures Necessary for Undeveloped Properties

The vast majority of the Company's oil and gas reserves are classified as Proved Undeveloped Reserves, meaning very little production currently exists. Recovery of the Company's Proved Undeveloped Reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures of approximately $300,000 will be required to fully develop some of these reserves in the next twelve months. No assurance can be given that the Company's estimates of capital expenditures will prove accurate, that its financing sources will be sufficient to fully fund its planned development activities or that development activities will be either successful or in accordance with the Company's schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.


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


Exploration and Development Risks

The Company intends to increase its development and, to a lesser extent, exploration activities. Exploration drilling and, to a lesser extent, development drilling of oil and gas reserves involve a high degree of risk that no commercial production will be obtained and/or that production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs.

Volatility of Oil and Gas Prices

The Company's revenues, profitability and the carrying value of its oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. The Company's ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to:
(i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond the Company's control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of the Company's production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect the Company's ability to market its production through such systems, pipelines or facilities. Substantially all of the Company's gas production is currently sold to one gas marketing firm on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during fiscal 1999 and the first half of fiscal 2000 and experienced fluctuations similar to those seen in natural gas prices for the year, but showing a great upward trend. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries (OPEC), changes in demand from many Asian countries, current events in the Middle East and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.


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


Concentration of Voting Power

The Company's executive officers, directors and their affiliates and certain 5% shareholders hold approximately 80% of the Company's outstanding shares of Common Stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over the business affairs of the Company, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

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

Possible adverse consequences due to the indemnification of officers and directors

Provisions of our Certificate of Incorporation and By-Laws provide that we will indemnify any director and officer as to those liabilities and on those terms and conditions to the fullest extent of Texas law. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by us and prevent any recovery from our officers, directors, agents and employees for losses incurred by us as a result of their actions. Further, the SEC takes the position that indemnification against liability under the Securities Act is against the public policy as expressed in the Securities Act, and is, therefore, unenforceable.


Texas law and our charter documents contain anti-takeover provisions that may discourage a change in control

Provisions of Texas law and our Certificate of Incorporation and By-Laws may have the effect of delaying or preventing a change in control or acquisition of our Company. Our Certificate of Incorporation and By-Laws include provisions for a classified Board of Directors (although we do not currently have a classified board), "blank check" preferred stock (the terms of which may be fixed by our Board of Directors without stockholder approval), purported limits on stockholder action by written consent in lieu of a meeting, and certain procedural requirements governing stockholder meetings. These provisions could have the effect of delaying or preventing a change in control of our Company.


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


Title To Properties

The Company's contract land professionals have reviewed title records or other title review materials relating to substantially all of its producing properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. The Company believes it has satisfactory title to all its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which the Company believes do not materially interfere with the use of or affect the value of such properties. At June 30, 2000, the Company's leaseholds for approximately 59% of its net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Employees

At June 30, 2000, the Company had no full time employees. In December 1997, the Company entered into a contract with an affiliate controlled by our President and Chief Executive Officer to provide certain technical, administrative and management services needed to conduct its business. The terms of the contract provided for personnel to be contracted at current market rates in effect at the time the agreement was executed. The Company believes that the terms of the contract are at least as favorable to the Company as are available from an unaffiliated third party.

Facilities

The Company's principal executive and administrative offices are located at 1720 Northwest Highway, Suite 320, Garland, Texas. The offices are subleased from an affiliate controlled by our President and Chief Executive Officer and the offices are subleased through November 30, 2000. The monthly amount charged to the Company is based on actual costs of materials and man-hours of the affiliates that are used pursuant to the terms of the agreement. The Company believes that there is other appropriate space available in the event the Company should terminate its current leasing arrangement.

Possible adverse consequences due to claims and legal proceedings

In the spring of 1999, the Company became aware of the claim of Clifton Kees, Jr. ("Kees"), a geologist, to a 1% overriding royalty interest in Reagan Sections 11 and 12, Palo Pinto County, Texas. Kees filed an assignment in Palo Pinto County, Texas, after December 1, 1997, upon which Kees bases his claim. The Company, after its initial investigation, disputes Kees' legal rights to the overriding royalty and has filed suit to challenge this royalty.

William Vandever, during the period of time in which he served as the President and Chief Executive Officer of the Company, purportedly granted some preferential rights with respect to 75% of the Reagan leases in Section 11, Palo Pinto County, Texas, to participants (including Kees and Vandever himself) in the re-work of the Reagan #2-11 well. Mr. Vandever also purportedly granted the same rights to himself as a participant. The Company discovered this within the past sixty days. Claims related to preferential rights with regard to the Reagan lease in Section 11 could materially and adversely affect the financial condition and the outlook of the Company. Based upon information obtained by the Company, the Company has filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.", against Kees, Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void. This suit also seeks monetary damages against the named defendants. This lawsuit was filed on April 26, 2000. The Company is pursuing this action vigorously.

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

  "PROVED UNDEVELOPED RESERVES" means reserves that are recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

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

ITEM 2. Description of Properties.

         See "ITEM 1.  Description of Business."

ITEM 3.  Legal Proceedings

First National Bank of Oklahoma (the "Bank") filed a lawsuit in Kay County, Oklahoma against a former Company Director, William Vandever, and a current Company Director, Gene Howard, alleging that these individuals, while acting in the capacity of Directors for the Companies, breached their fiduciary responsibility allegedly owed to the Bank with respect to a former subsidiary of the Company, Hiland Properties, Inc. ("Hiland"). In a prior Texas bankruptcy proceeding involving Hiland, the Bank failed to assert its claims as a Hiland creditor. Following the bankruptcy court approval of the Hiland settlement and distribution of properties, the Bank filed suit in the bankruptcy court to set aside the settlement. After the bankruptcy court dismissed the Bank's claims, the Bank filed the lawsuit in Kay County styled "The First National Bank of Oklahoma vs. Nora Gordon, et al". Mr. Vandever and Mr. Howard moved to transfer the suit to the Texas Bankruptcy Court. In the fall of 1999, the Texas Bankruptcy Court denied the Motion To Transfer filed by Mr. Vandever and Mr. Howard. The Bank has taken no action in the prosecution of this lawsuit in the past three years. Mr. Vandever and Mr. Howard may seek reimbursement from the Company for defense costs and the amounts of any judgment attained against them. The Bank is seeking $65,000, plus interest and legal fees. The Company believes that the lawsuit filed by the Bank is without merit and Mr. Vandever and Mr. Howard intend to vigorously defend against the claims if they are pursued further. The legal fees expended by Mr. Vandever and Mr. Howard for their defense is believed to be approximately $4,000. Howard, Widdows, and Bufogle, PC is counsel of record for Gene Howard and William Vandever.

On February 4, 1999, in the 236th District Court, Tarrant County, Texas, Regal Petroleum Services, Inc. ("Regal") filed suit against the Company. Regal's lawsuit against the Company alleged that the Company was in breach of several contracts, for which Regal sought money for work performed as operator of wells in which the Company maintained an interest. All contracts under which Regal filed suit involved agreements executed by the prior management of the Company. On December 30, 1999, Regal and the Company executed a final, limited Settlement Agreement, resolving Regal's claims in this lawsuit. In settlement, the Company transferred to Regal cash, restricted common shares and warrants with an expiration date of December 31, 2000, at an exercise price of $1.00 per share. The management of the Company believes that the settlement procured with Regal was fair and reasonable to the Company and to its shareholders.

In the spring of 1999, the Company became aware of the claim of Clifton Kees, Jr. ("Kees"), a geologist, to a 1% overriding royalty interest in Reagan Sections 11 and 12, Palo Pinto County, Texas. Kees filed an assignment in Palo Pinto County, Texas, after December 1, 1997, upon which Kees bases his claim. The Company, after its initial investigation, disputes Kees' legal rights to the overriding royalty and has filed suit to challenge this royalty as described below.

William Vandever, during the period of time in which he served as the President and Chief Executive Officer of the Company, purportedly granted some preferential rights with respect to 75% of the Reagan leases in Section 11, Palo Pinto County, Texas, to participants (including Kees and Vandever himself) in the re-work of the Reagan #2-11 well. Mr. Vandever also purportedly granted the same rights to himself as a participant. The Company discovered this within the past sixty days. Claims related to preferential rights with regard to the Reagan lease in Section 11 could materially and adversely affect the financial condition and the outlook of the Company. Based upon information obtained by the Company, the Company has filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.", against Kees, Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void. This suit also seeks monetary damages against the named defendants. This lawsuit was filed on April 26, 2000. The Company plans to vigorously pursue this action.

ITEM 4.  Submission of Matters to a Vote of Security Holders

 During the first quarter of the fiscal year ended June 30, 2000, proxies were mailed to shareholders of record as of August 11, 2000 for the Annual Stockholder meeting that was held on September 13, 2000 in Dallas, Texas. Security holders were asked to ratify the selection of the Company's accounting firm, Philip Vogel & Co., PC, and to vote on directors of the Company with the directors elected to serve one year or until their replacement was elected.

The shareholders approved the Company's selection of accounting firms, and elected the directors with the following vote:


APPROVAL OF ACCOUNTANTS                  YES VOTES      NO VOTES   ABSTENTIONS
Philip Vogel & Co., PC                   14,738,763        0          2200

ELECTION OF DIRECTORS

Calvin Wallen III                        14,740,923        0            40
Gene Howard                              14,740,919        4            40
Jon Ross                                 14,740,923        0            40



                                     PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock had been thinly traded on the "over-the-counter" market under the symbol "RGAS" from 1980 through the fall of 1999; with Brookstreet Securities Corporation, 2361 Campus Dr. #210, Irvine, CA 92715 acting as the market maker. In 1999, the NASD approved the Company's request to change its trading symbol to "QBIC" in connection with the Company's intention to change its corporate name to Cubic Energy, Inc.

At June 30, 2000, there were 18,916,947 shares of Common Stock outstanding held by approximately 800 shareholders of record.


On September 5, 1997, the Company amended its Certificate of Incorporation with the Secretary of State of Oklahoma to increase the aggregate number of authorized shares of common stock from 10,000,000 shares to 50,000,000 shares.

In the fall of 1999, Roseland Oil And Gas, Inc. was merged into Cubic Energy, Inc., a Texas corporation and a wholly owned subsidiary of Roseland Oil And Gas, Inc. Under its Texas Articles Of Incorporation, Cubic is authorized to issue one class of 50,000,000 common shares, par value $0.05/share and one class of 10,000,000 preferred shares, par value $0.01/share. An exchange of one common share of Roseland for one common share of Cubic was effectuated in the merger. At the time of the merger, and as of June 30, 2000, there were no preferred shares of the Company outstanding.

The Company does not have a written cash dividend policy, has not paid cash dividends on its common stock in the past and does not expect to pay cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.


ITEM 6.  Management's Discussion And Analysis Or Plan Of Operations

  The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year in the two-year period ended June 30, 2000. The Company's Financial Statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

The Company's future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. We have an inventory of development drilling locations to pursue after the fiscal year ending June 30, 2000. If we are unable to economically acquire or find significant new reserves for development and exploitation, the Company's oil and gas production, and thus its revenues, would likely decline gradually as its reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The oil and gas markets have historically been very volatile, and any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations, and could result in a reduction in the carrying value of the Company's proved reserves and adversely affect its access to capital.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2000 TO FISCAL 1999 REVENUES

OIL AND GAS SALES increased 32% to $69,850 in the fiscal year ended June 30, 2000 ("fiscal 2000") from $52,939 in the fiscal year ended June 30, 1999 ("fiscal 1999"), primarily because of higher oil and gas prices.

OTHER REVENUES decreased to $0 in fiscal 2000 from $5,513 in fiscal 1999. This category of Other Revenue was totally comprised of income from property rental in fiscal 1999. This property was disposed of in fiscal 1999.

COSTS AND EXPENSES

PRODUCTION AND OPERATING EXPENSE decreased 50% to $29,500 in fiscal 2000 from $58,951 in fiscal 1999. The decrease was primarily attributable to improved efficiency of field operations and operator reducing costs.

DEPRECIATION, DEPLETION AND AMORTIZATION decreased 55% to $13,544 in fiscal 2000 from $29,946 in fiscal 1999. The decrease was primarily attributable to a non-recurring accounting adjustment due to the Company's revised annual reserve analysis.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("G&A") decreased 28% to $331,463, in fiscal 2000 from $461,152 in fiscal 1999. The decrease in G&A was largely attributable to the non-recurring restatements in fiscal 1999 of the Company's financial statements (including re-filing of 10K's) for the periods ending June 30, 1998, 1997, 1996 and 1995.

INTEREST EXPENSE decreased 47% to $6,503 in fiscal 2000 from $12,143 in fiscal 1999. The decrease was a result of converting some company debt into equity.

LOSS ON SALE OF ASSETS was $75,562 in fiscal year 2000 compared to $0 in fiscal year 1999 due to loss on the sale of the Comanche Energy, Inc. stock owned by the Company.

NET INCOME

Net loss decreased 28% to reflect a loss of $372,895 in fiscal 2000 from a loss of $515,933 in fiscal 1999 as a result of higher market prices for oil and gas, lower cost of operations from improved efficiency of field operations and operator reducing costs, reduction of G&A in accounting and audit fees, Depreciation, Depletion and Amortization reduced to reflect current reserve report projections and interest expense reduced by converting some company debt into equity.

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

The Company had a net working capital deficit of $721,910 at June 30, 2000.

The following discussion sets forth the Company's current plans for capital expenditures in fiscal 2001, and the expected capital resources needed to finance such plans.

CAPITAL EXPENDITURES

At the present time, the Company anticipates to increase spending on exploration and development activities during fiscal 2001 through the development of strategic alliances that will position the Company to take advantage of possible acquisition objectives that will fit into the Company's core activity areas of oil and gas production.

The Company will increase its planned activities for fiscal 2001 if product prices remain strong and if we are able to obtain the capital resources necessary to finance such activities. See "BUSINESS - DRILLING, EXPLORATION AND PRODUCTION ACTIVITIES."

WORKING CAPITAL AND CASH FLOW

During fiscal 2000, the Company generated a cash flow deficit from operating activities of $60,917.

The Company's deficit in working capital increased to a deficit of $721,910 at June 30, 2000 from a deficit of $423,767 at June 30, 1999.

On March 24, 2000, the Company offered the holders of a promissory note dated October 1, 1996 the opportunity to convert that debt, estimated to amount to $118,760 in principal and interest, to equity at a conversion rate of the three of the Company's common shares for every dollar of principal and interest owed by the Company. All of the secured parties have agreed to convert their interests. See "Certain Relationships and Related Transactions".

On December 30, 1999, 470,000 warrants, each exercisable at $0.50 for one share of the Company's common stock, were due to expire. These warrants contained a provision to extend the expiration date but the Company did not choose to do so. Prior to the expiration date, warrant holders exercised 240,000 warrants for a total of $120,000, used primarily to settle the Regal Petroleum lawsuit and to pay on other debt incurred by former management.

CAPITAL RESOURCES

The Company cannot be certain that the funds which will be available from the completed and pending sales of assets, combined with operating cash flow, will be adequate to fund the projected capital expenditures for fiscal 2001. However, because future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company's success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities.

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

INFLATION

Although the level of inflation affects certain of the Company's costs and expenses, inflation did not have a significant effect on the Company's results of operations during fiscal 2000.

INFORMATION SYSTEMS FOR THE YEAR 2000

The Company completed implementation of a "Year 2000 Plan" in the fiscal year ended June 30, 2000; and through June 30, 2000, the Company experienced no effects of its information systems from "Y2K". Though not expected, it is still possible that "Y2K" issues could have a material effect on the operations, productivity, and profitability of the Company.

ITEM 7.  FINANCIAL STATEMENTS

The Report of Independent Accountants, Financial Statements and any supplementary financial data required by this Item are set forth on pages F1 through F23 of this Report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in the Company's current report on Form 8-K filed with the Commission on March 6, 2000, the Company dismissed its prior accountants, Weaver and Tidwell L.L.P. as its auditors, and retained Philip Vogel & Co., PC to replace them.

                                   PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of each director and executive officer and the period during which each has served as a director of the
Company:


NAME                    AGE   POSITION WITH ROSELAND             DIRECTOR SINCE
----                    ---   ----------------------             --------------
Calvin Wallen III       45    Chairman of the Board, President        1997
                              & Chief Executive Officer

Jon S. Ross             36    Director, Secretary                     1998

Gene Howard             73    Director                                1991


CALVIN A. WALLEN III has served as the President and Chief Executive Officer of the Company since December 1997, and as Chairman of the Board of Directors since June 1999. Mr. Wallen has over 20 years of experience in the oil and gas industry working as a drilling and petroleum engineer. He was employed by Superior Oil and various other drilling contractors including Resource, Tom Brown and Rowan International. He assisted in the design and construction of several land rigs with advanced drilling systems and has domestic and international experience in drilling engineering. While employed by Rowan International, Mr. Wallen gained experience in drilling high angle directional wells at Prudhoe Bay on contract to Arco. In 1982 Mr. Wallen began acquiring and developing oil and gas properties, forming a production company that has evolved into Tauren Exploration, Inc. Mr. Wallen did his undergraduate studies at Texas A&M University in College Station, Texas.

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

GENE C. HOWARD is the Senior Partner of the law firm of Howard, Widdows, and Bufogle, P.C. of Tulsa, Oklahoma and has been engaged primarily in the private practice of law over the past thirty-five years. Mr. Howard served in the Oklahoma State Senate from 1964 through 1982 and was President Pro Tem from 1975 through 1981. In addition, he served as the Chairman of the Board of Farmers and Exchange Bank from 1972 through 1991 and on the Board of Directors of Local Federal Bank of Oklahoma. Mr. Howard is a Director of the Oklahoma State Education and Employment Group Insurance Board and presently acts as Chairman. Mr. Howard served as Director of EntreCap and Hinderliter corporations from 1991 to August of 1992. He is also Chairman of the Board of Philadelphia Mortgage Trust ("PMT").

Directors do not receive any compensation for their services as directors except that the Company reimburses all travel expenses.

There are no family relationships among any of the directors or executive officers of the Company. See "Certain Relationships and Related Transactions" for a description of transactions between the Company and its directors, executive officers or their affiliates.

We have no employment agreements with its officers or key executives, however, the Company did execute a consulting agreement with William Vandever that terminated in December 1999.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To the Company's knowledge, based solely on a review of the copies of the reports required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, that have been furnished to the Company and written representations that no other reports were required, during the year ended June 30, 2000 all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners have been met.

ITEM 10.  Executive Compensation

The total compensation for the three fiscal years ended June 30, 2000, for Calvin Wallen III, the Company's current Chief Executive Officer and Jon S. Ross, the Company's current Secretary is set forth below in the following Summary Compensation Table. No other person received cash compensation in excess of $100,000 during the fiscal year ended June 30, 2000.


SUMMARY COMPENSATION TABLE

                                                  Fiscal       Annual    Other Annual
Name and Principal Position                       Year         Salary    Compensation
---------------------------                       ------       ------    ------------
Calvin Wallen III, President and CEO               2000          0            0
                                                   1999          0            0
                                                   1998          0            0
Jon S. Ross, Secretary                             2000          0            0
                                                   1999          0            0


There were no options granted or exercised by any of the Company's directors or officers.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of the Company's Common Stock beneficially owned, as of June 30, 2000 by (i) each person known to the Company to beneficially own more than 5% of the Common Stock of the Company (the only class of voting securities now outstanding), (ii) each director and executive officer, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the number of shares and percentage of ownership of Common Stock for each of the stockholders set forth below assumes that shares of Common Stock that the stockholder may acquire within sixty days of June 30, 2000 are outstanding.

                                               NUMBER          APPROXIMATE
 NAME AND ADDRESS                            OF SHARES      PERCENT OF CLASS
------------------                           ---------      ----------------
Calvin Wallen III                          9,176,300 /1/          48.5%
1720 Northwest Highway, Ste. 320
Garland, TX 75041

William G. Vandever                        1,042,433 /2/           5.5%
1724 East 15th St.
Tulsa, OK 74104

William Bruggeman                          3,875,556 /3/          20.5%
20 Anemone Circle
North Oaks, MN 55127

Gene Howard                                  322,245 /4/           1.7%
2402 East 29th St.
Tulsa, OK 74114

Jon S. Ross                                   50,000               *
1720 Northwest Highway, Ste. 320
Garland, TX 75041





All officers and directors
as a group (3 persons):                    9,548,545              50.5%

*Less than one percent.

/1/ Includes 3,500,000 shares held by Earthstock Resources, Inc., a company controlled by Mr. Wallen

/2/ Includes 862,433 shares presently held by Mr. Vandever's wife, Margaret, of which Mr. Vandever claims no beneficial ownership

/3/ Includes 500,000 shares held by Diversified Dynamics Corp., a company controlled by William Bruggeman, includes 120,000 shares owned by Consumer Products Corp. in which Mr. Bruggeman's wife Ruth is a joint owner, and includes 2,500,000 shares held jointly by William Bruggeman & Ruth Bruggeman JTWROS

/4/ All 322,245 shares are held by Mr. Howard's wife, Belva, of which Mr. Howard claims no beneficial ownership


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

On December 1, 1997, the Company entered into a contract with an affiliate controlled by our President and Chief Executive Officer to provide certain technical, administrative and management services needed to conduct its business. The terms of the contract provided for personnel to be contracted at current market rates in effect at the time the agreement was executed. In addition, the offices are subleased from an affiliate controlled by our President and Chief Executive Officer and the offices are subleased through November 30, 2000. The monthly amount charged to the Company is based on actual costs of materials and man-hours of the affiliates that are used pursuant to the terms of the agreement. As of June 30, 2000, the Company had accumulated $196,628 in accounts payable due affiliates that includes the amounts owed for personnel and leasing of office space.

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

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.   Financial Statements

     The following documents are filed as part of this Report commencing on page F-1:

     1.  Report of Independent Auditors

         Statements of Income and Retained Earnings

         Balance Sheets

         Statements of Cash Flows

         Notes to Financial Statements


     2. Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto listed above.

     3.  Exhibits

         2.1 -- Agreement And Plan Of Merger between Roseland Oil And Gas, Inc., an Oklahoma corporation and Cubic Energy, Inc., a Texas corporation (incorporated by reference herein to Exhibit 2.1 of the Company's 10Q, filed with the SEC for the quarter ended September 30, 1999).

         3.1 -- Certificate of Incorporation of Cubic Energy, Inc. (incorporated by reference to Exhibit 3.1 of the Company's 10Q, filed with the SEC for the quarter ended September 30, 1999).

         3.2*  -- By-Laws of Cubic Energy, Inc.

         10.1 -- Stock Purchase Agreement, dated December 7. 1997, among the Company, Calvin Wallen III or his designees, Diversified Dynamics, William and Ruth Bruggeman (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 24, 1997).

         10.2 -- Consulting Agreement, dated as of December 1, 1997, between the Company and Tauren Exploration, Inc. (incorporated by reference to
         Exhibit 10.2 of the Company's 10K, filed with the SEC for the year ended June 30, 1998).

23.1* -- Consent of Philip Vogel & Co., PC

23.2* -- Consent of Weaver & Tidwell, LLP

27.1* -- Financial Data Schedule.
* Filed herewith.

B.   Reports on Form 8-K.
The Company filed an 8-K on March 6, 2000 with the Securities and Exchange Commission describing the change in the Company's certified public accountants from Weaver & Tidwell, LLP to Philip Vogel & Co., PC.

SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 26TH DAY OF SEPTEMBER, 2000.


                                             Cubic Energy, Inc.

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


         SIGNATURE                        TITLE                               DATE
/s/ Calvin Wallen III            President, Chief Executive            September 26, 2000
-------------------------------  Officer and Director
Calvin Wallen III                (Principal Executive Financial,
                                 Accounting Officer)


/s/ Jon Stuart Ross              Director, Secretary                   September 26, 2000
-------------------------------
Jon Stuart Ross


/s/ Gene Howard                  Director                              September 26, 2000
-------------------------------
Gene Howard


                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                              FINANCIAL STATEMENTS
                                       AND
                           INDEPENDENT AUDITORS' REPORT

                             JUNE 30, 2000 AND 1999

                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                              FINANCIAL STATEMENTS
                                       AND
                           INDEPENDENT AUDITORS' REPORT

                             JUNE 30, 2000 AND 1999




                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

Report of Independent Auditors.....................................      F1

Balance Sheets.....................................................      F2-3

Statements of Operations...........................................      F4

Statements of Changes in Stockholders' Equity......................      F5-6

Statements of Cash Flows...........................................      F7-8

Notes to Financial Statements......................................      F9-22


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Cubic Energy, Inc.



We have audited the balance sheet of Cubic Energy, Inc., a Texas corporation, (formerly Roseland Oil and Gas, Inc., an Oklahoma corporation) as of June 30, 2000, and the related statements of operations, of changes in stockholders' equity and of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cubic Energy, Inc. as of June 30, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                             PHILIP VOGEL & CO. PC


                                             /s/ Philip Vogel & Co. PC

                                             Certified Public Accountants


Dallas, Texas

August 23, 2000

                               CUBIC ENERGY, INC.
                     (FORMERLY ROSELAND OIL AND GAS, INC.)

                                 BALANCE SHEETS
                            JUNE 30, 2000 AND 1999

                                                               2000                                  1999
                                                        ------------------                    -----------------

         ASSETS

Current assets:
   Cash and cash equivalents                            $             20                      $        1,374
   Marketable securities                                               0                             101,711
   Accounts receivable - trade                                     8,416                              23,600
                                                        ------------------                    -----------------
         Total current assets                           $          8,436                      $      126,685




Property and equipment (at cost):
   Oil and gas properties, full cost method:
      Proved properties (including wells and
         related equipment and facilities)              $      1,607,893                      $    1,607,893
   Office and other equipment                                        910                                 910
                                                        ------------------                    -----------------
                                                        $      1,608,803                      $    1,608,803
   Less accumulated depreciation, depletion
      and amortization                                           211,567                             198,003
                                                        ------------------                    -----------------
                                                               1,397,236                           1,410,800



Other assets                                                           0                                   0
                                                        ------------------                    -----------------

                                                        $      1,405,672                      $    1,537,485
                                                        ==================                    =================


                                                                      2000                                   1999
                                                         --------------------------------     ---------------------------------
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $        49,369                      $         67,946
   Accrued liabilities                                                 0                                26,155
   Due to affiliates                                             680,977                               456,351
                                                         ----------------                     -----------------

         Total current liabilities                                        $       730,346                       $       550,452

Long-term debt, less current portion                                                    0                               118,760

Commitments and contingencies (Note I)

Stockholders' equity:
   Preferred stock - $.01 par value,
     authorized 10,000,000 shares,
     issued none                                         $             0                      $              0
   Common stock - $.05 par value,
     authorized 50,000,000 shares, issued
     18,916,947 in 2000 shares and 18,238,347                    945,848                               911,918
     18,238,347 shares in 1999
   Additional paid-in capital                                  3,049,242                             2,817,138
   Stock subscribed and paid - to be issued                            0                               120,000
   Accumulated deficit                                        (3,319,764)                           (2,946,869)
   Accumulated other comprehensive loss                                0                               (33,914)
                                                         ----------------                     -----------------

         Stockholders' equity                                                     675,326                               868,273
                                                                          ----------------                      ----------------

                                                                          $     1,405,672                       $     1,537,485
                                                                          ================                      ================


                                                 CUBIC ENERGY, INC.
                                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                                            STATEMENTS OF OPERATIONS
                                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998



                                                                           2000               1999                1998
                                                                    -----------------  -----------------   ------------------
Revenues:
   Oil and gas sales                                                $          69,850  $          52,939   $         162,299
   Rental income from operating leases                                              0              5,513               6,192
   Overhead recovery fees                                                           0                  0               4,579
   Other                                                                            0                  0               1,912
                                                                    -----------------  -----------------   ------------------

         Total revenues                                             $          69,850  $          58,452   $         174,982
                                                                    -----------------  -----------------   ------------------

Costs and expenses:
   Oil and gas production, operating and
      development costs                                             $          29,500  $          58,951   $         301,198
   Selling, general and administrative expenses                               331,463            461,152             198,554
   Depreciation, depletion and amortization                                    13,544             29,946             304,958
                                                                    -----------------  -----------------   ------------------

         Total costs and expenses                                   $         374,507  $         550,049   $         804,710
                                                                    -----------------  -----------------   ------------------

         Operating income (loss)                                    $        (304,657) $        (491,597)  $        (629,728)
                                                                    -----------------  -----------------   ------------------

Non-operating income (expense):
   Gain (loss) on sales of securities and assets                    $         (75,562) $               0   $          12,230
   Other income (loss)                                                         13,827            (12,193)                331
   Interest expense                                                            (6,503)           (12,143)            (24,279)
                                                                    -----------------  -----------------   ------------------

         Total non-operating income (expense)                       $         (68,238) $         (24,336)  $         (11,718)
                                                                    -----------------  -----------------   ------------------

(Loss) from operations before income taxes:                         $        (372,895) $        (515,933)  $        (641,446)
   Provision for income taxes                                                       0                  0                   0
                                                                    -----------------  -----------------   ------------------

         Net loss                                                   $        (372,895) $        (515,933)  $        (641,446)

Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities                                             0              4,836             (38,750)
   Reclassification adjustment                                                 33,914                  0                   0
                                                                    -----------------  -----------------   ------------------

         Comprehensive loss                                         $        (338,981) $        (511,097)  $        (680,196)
                                                                    =================  =================   ==================

Net loss per common share - basic and diluted                       $           (0.02) $           (0.03)  $           (0.05)
                                                                    =================  =================   ==================




                                                CUBIC ENERGY, INC.
                                       (FORMERLY ROSELAND OIL AND GAS, INC.)

                                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                                                                     F-5

                                                                              COMMON STOCK
                                                  CUMULATIVE    ----------------------------------------   ADDITIONAL
                                                   PREFERRED           SHARES               PAR             PAID-IN
                                                     STOCK          OUTSTANDING            VALUE            CAPITAL
                                                ------------------------------------------------------------------------
Balance, June 30, 1997                                     0             5,230,847   $       261,543    $     2,385,400

   Subscriptions                                           0                     0                 0                  0
   Reimbursement of capital                                0                     0                 0             (3,851)
   Unrealized loss on securities                           0                     0                 0                  0
   Stock purchase                                          0            12,500,000           625,000            255,264
   Net loss, year ended June 30, 1998                      0                     0                 0                  0
                                                ------------------------------------------------------------------------

Balance, June 30, 1998                                     0            17,730,847   $       886,543    $     2,636,813

   Stock issued  - previously                              0               200,000            10,000            100,000
   Stock issued - services rendered                        0               178,500             8,925             80,325
   Stock issued - to settle lawsuit
      (Regal Petroleum)                                    0               129,000             6,450                  0
   Unrealized gain on securities                           0                     0                 0                  0
   Warrants exercised                                      0                     0                 0                  0
   Net loss, year ended June 30, 1999                      0                     0                 0                  0
                                                ------------------------------------------------------------------------

Balance, June 30, 1999                                     0            18,238,347   $       911,918    $     2,817,138

   Stock issued - conversion of notes payable              0               439,600            21,980            124,554
   Stock issued - previously subscribed                    0               240,000            12,000            108,000
   Stock purchase                                          0                (1,000)              (50)              (450)
   Reclassification adjustment on sale of
     securities                                            0                     0                 0                  0
   Net loss, year ended June 30, 2000                      0                     0                 0                  0
                                                ------------------------------------------------------------------------

Balance, June 30, 2000                                     0            18,916,947   $       945,848    $     3,049,242
                                                ========================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                                      F-6


                                                  ACCUMULATED
         STOCK                                        OTHER                 TOTAL
    SUBSCRIPTIONS         ACCUMULATED            COMPREHENSIVE           STOCKHOLDERS'
         PAID               DEFICIT                   LOSS                 EQUITY
    ---------------    -------------------    ---------------------   ------------------
    $       71,500     $       (1,789,490)    $                 0     $         928,953

            38,500                      0                       0                38,500
                 0                      0                       0                (3,851)
                 0                      0                 (38,750)              (38,750)
                 0                      0                       0               880,264
                 0               (641,446)                      0              (641,446)
    ---------------    -------------------    ---------------------   ------------------

    $      110,000     $       (2,430,936)    $           (38,750)    $       1,163,670

          (110,000)                     0                       0                     0
                 0                      0                       0                89,250

                 0                      0                       0                 6,450
                 0                      0                   4,836                 4,836
           120,000                      0                       0               120,000
                 0               (515,933)                      0              (515,933)
    ---------------    -------------------    ---------------------   ------------------

    $      120,000     $       (2,946,869)    $           (33,914)    $         868,273

                 0                      0                       0               146,534
          (120,000)                     0                       0                     0
                 0                      0                       0                  (500)

                 0                      0                  33,914                33,914
                 0               (372,895)                      0              (372,895)
    ---------------    -------------------    ---------------------   ------------------

    $            0     $       (3,319,764)    $                 0     $         675,326
    ===============    ===================    =====================   ==================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                                                                                F-7
                                                      CUBIC ENERGY, INC.
                                            (FORMERLY ROSELAND OIL AND GAS, INC.)

                                                   STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                                                     2000               1999              1998
                                                              ------------------ ----------------- -----------------
Cash flows from operating activities:
 Net loss                                                       $   (372,895)      $    (515,933)    $     (641,446)
 Adjustments to reconcile net loss to cash
   provided (used) by operating activities:
   Depreciation, depletion and amortization                           13,564              29,946            304,958
   (Gain) loss on sale of assets                                      75,562                   0            (12,230)
   Non-cash interest expense                                           6,039                   0                  0
   Change in assets and liabilities:
    Decrease in accounts receivable                                   15,184              33,330             90,927
    Decrease in inventory                                                  0                   0             14,194
    Decrease in notes receivable                                           0                   0              1,500
    (Increase) decrease in other assets                                    0              (4,252)            49,696
    Increase in loan from affiliates                                 224,626             259,723            196,628
    Increase (decrease) in accounts payable
     and accrued liabilities                                         (22,997)             41,837             94,622
                                                              ------------------ ----------------- -----------------

    Net cash provided (used) by operating activities            $    (60,917)      $    (155,349)    $       98,849
                                                              ------------------ ----------------- -----------------

Cash flows from investing activities:
 Proceeds from sale of securities                               $     60,063       $           0     $            0
 Proceeds from disposal of property and equipment                          0              38,000                  0
 Purchase of property and equipment                                        0              (1,580)          (150,752)
                                                              ------------------ ----------------- -----------------

    Net cash provided (used) by investing activities            $     60,063       $      36,420     $     (150,752)
                                                              ------------------ ----------------- -----------------

Cash flows from financial activities:
 Proceeds from stock subscriptions                              $          0       $     120,000     $       38,500
 Payment for reimbursement of capital                                      0                   0             (3,851)
 Purchase of outstanding stock                                          (500)                  0                  0
 Payment on debt                                                           0                   0             (1,588)
                                                              ------------------ ----------------- -----------------

    Net cash provided (used) by financing activities            $       (500)      $     120,000     $       33,061
                                                              ------------------ ----------------- -----------------

Net increase in cash and cash equivalents                       $     (1,354)      $       1,071     $      (18,842)

Cash and cash equivalents:
 Beginning of year                                                     1,374                 303             19,145
                                                              ------------------ ----------------- -----------------

 End of year                                                    $         20       $       1,374     $          303
                                                              ================== ================= =================

Supplemental cash flows information:
 Cash paid during the year for:
    Interest                                                               0                   0             24,279
    Income taxes                                                           0                   0                  0

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.






(CONTINUED)                                                          2000               1999              1998
                                                              ------------------ ----------------- -----------------
Non-cash investing and financing

   Issue stock for payment of interest:
      Interest expense                                                 6,039                   0                  0
      Accrued interest                                                21,735                   0                  0
      Common stock                                                    (4,166)                  0                  0
      Paid-in capital                                                (23,608)                  0                  0

   Issue stock for conversion on notes payable:
      Notes payable                                                  118,760                   0                  0
      Common stock                                                   (17,814)                  0                  0
      Paid-in capital                                               (100,946)                  0                  0

   Previously subscribed stock issued:
      Common stock                                                   (12,000)            (10,000)                 0
      Paid-in capital                                               (108,000)           (100,000)                 0
      Accounts payable                                               120,000             110,000                  0

   Issue stock for services rendered:
      Common stock                                                         0              (8,925)                 0
      Paid-in capital                                                      0             (80,325)                 0
      Accounts payable                                                     0              89,250                  0

   To settle Regal lawsuit:
      Accounts payable                                                     0              59,860                  0
      Common stock                                                         0              (6,450)                 0
      Properties                                                           0            (704,374)                 0
      Accumulated depreciation, depletion                                  0             650,964                  0

   Acquisition of marketable securities:
      Marketable securities                                                0                   0            135,625
      Oil and gas properties                                               0                   0            (90,550)
      Gain on sale of properties                                           0                   0            (45,075)

   Acquisition of oil and gas property:
      Non-producing leasehold                                              0                   0            880,264
      Common stock                                                         0                   0           (625,000)
      Paid-in capital                                                      0                   0           (255,264)

   Sale of real property in satisfaction of debt:
      Building (net of depreciation)                                       0                   0           (185,739)
      Mortgage payable                                                     0                   0            111,573
      Loss on sale of property                                             0                   0             74,166


                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BACKGROUND AND GENERAL:

    Cubic Energy, Inc. (formerly Roseland Oil and Gas, Inc). is engaged in domestic crude oil and natural gas exploration, development and production, with primary emphasis on the production of oil and gas reserves through acquisitions of proved, producing oil and gas properties in the states of Texas, Oklahoma and Louisiana.

    During August 1999, the stockholders of Roseland Oil and Gas, Inc. (an Oklahoma corporation) approved the re-incorporation of the Company into the state of Texas pursuant to a re-incorporation merger between the Company and a wholly-owned subsidiary, Cubic Energy, Inc., a Texas corporation. Pursuant to this transaction, Roseland Oil and Gas, Inc. ceased to exist as a separate entity.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES:

    OFFICE AND OTHER EQUIPMENT

    Office and other equipment are stated at cost and depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Depreciation and amortization of office and other equipment amounted to $20, $173 and $182 for the years ended June 30, 2000, 1999 and 1998, respectively.

    FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES

    The Company has adopted the full cost method of accounting for oil and gas properties. Management believes adoption of the full cost method more accurately reflects management's exploration objectives and results by including all costs incurred as integral for the acquisition, discovery and development of whatever reserves ultimately result from its efforts as a whole. Under the full cost method of accounting, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

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

                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                          NOTES TO FINANCIAL STATEMENTS


    NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    Depletion of producing oil and gas properties amounted to $13,544, $20,109 and $288,356 for the years ended June 30, 2000, 1999 and 1998, respectively.

    INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that will apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    EARNINGS (LOSS) PER COMMON SHARE

    The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. SFAS No. 128 requires the presentation of basic earnings (loss) per share (EPS) and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock.

    As discussed in Note F, there were no dilutive securities during the years ended June 30, 2000, 1999 and 1998. The weighted average number of common and common equivalent shares outstanding was 18,807,797, 18,109,235 and 12,491,121for the years ended June 30, 2000, 1999 and 1998, respectively.

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company has adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended June 30, 2000, 1999 and 1998, the Company's analyses indicated that there was not an impairment of its long-lived assets.

                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                          NOTES TO FINANCIAL STATEMENTS


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to a concentration of credit risk consists primarily of trade accounts receivable with a variety of local, national, and international oil and natural gas companies. Such credit risks are considered by management to be limited due to the financial resources of the oil and natural gas companies.

    CASH EQUIVALENTS

    For purposes of the statements of cash flows, the Company considers all certificates of deposit and other financial instruments with maturity dates of three months or less to be cash equivalents.

    COMPREHENSIVE INCOME

    Comprehensive income is the total of (1) net loss plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. In accordance with SFAS No. 130 "Reporting Comprehensive Income", the Company has presented a statement of operations that includes other comprehensive income. An analysis of changes in components of accumulated other comprehensive income is presented in the statement of changes in stockholders' equity.

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

                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                          NOTES TO FINANCIAL STATEMENTS


    OIL AND GAS REVENUE

    The Company recognizes oil and gas revenues by the sales method as oil and gas production is sold. Differences between sales and production volumes during the years ended June 30, 2000, 1999 and 1998 were not significant.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments included in the Company's financial statements include cash and cash equivalents, short-term investments, accounts receivable, other receivables, other assets, accounts payable, notes payable and due to affiliates. Unless otherwise disclosed in the notes to the financial statements, the carrying value of financial instruments is considered to approximate fair value due to the short maturity and characteristics of those instruments. The carrying value of debt approximates fair value as terms approximate those currently available for similar debt instruments.

    COMPARABILITY OF FINANCIAL STATEMENTS

    Certain amounts for the years ended June 30, 1999 and 1998, have been reclassified to conform with the current year presentation. Such reclassifications have no effect on income (loss) or earnings per share.


NOTE C - MARKETABLE SECURITIES:

    On January 1, 1998 the Company sold all rights in certain oil and gas properties and gas gathering systems in exchange for 155,000 shares of common stock of Comanche Energy, Inc. (Comanche). The president of Comanche is a stockholder and former director of the Company. Management classified the securities as available for sale and they were reported at fair market value. During the year ended June 30, 2000, the Company sold all of its stock in Comanche and recognized a loss on the sale of securities of $75,562.


NOTE D - LONG-TERM DEBT:

    At June 30, 2000 and 1999, long-term debt to banks and others was comprised of the following:

                                                                                         2000            1999
                                                                                    --------------  --------------

                 Note payable to Minneapolis Group                                  $          0    $     118,760
                                                                                    ==============  ==============

    The Minneapolis Group consisted of nine individuals all holding promissory notes dated October 1, 1996 with an interest rate of 10% per annum and various installment payments, each with a maturity date of April 1, 2002. The notes were

                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                          NOTES TO FINANCIAL STATEMENTS


NOTE D - LONG-TERM DEBT (CONTINUED):

collateralized by various oil and gas properties. Holders of the promissory notes representing the Minneapolis Group were entitled, at the holder's option, at any time on or before the date on which the note is paid in full, to convert the principal amount of the note and any accrued interest into fully paid and non-assessable shares of common stock at a conversion price of three shares of common stock for each $1.00 of outstanding balance. Effective October 1, 1999, the holders of these notes converted $146,534, representing all principal and accrued interest, into 439,600 shares of common stock.


NOTE E - STOCKHOLDERS' EQUITY:

    The Company's authorized capital is 50,000,000 shares of $0.05 par value common stock and 10,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock are issued or outstanding at June 30, 2000 and 1999.

    STOCK PURCHASE AGREEMENT

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

    WARRANTS

    Under a Limited Offering Memorandum in 1996, the Company issued 470,000 warrants to purchase one share of common stock for each warrant at $.50 per share of common stock. These warrants were scheduled to expire December 28, 1998, and contained a provision for extending the expiration date. The Company did not extend the exercise period of the warrants. As of December 30, 1998, warrant holders had exercised 240,000 warrants for a total of $120,000 which was used primarily to fund the settlement of the Regal Petroleum lawsuit described in Note I and to pay other debt incurred by former management. The Company also issued 43,000 new warrants in connection with the Regal Settlement Agreement, exercisable at $1.00 per share of common stock and expiring December 31, 2000.

                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                          NOTES TO FINANCIAL STATEMENTS


NOTE F - LOSS PER COMMON SHARE:

    Net loss per common share is computed as follows:

                                                                     2000                1999               1998
                                                               -------------------------------------------------------

                 Net loss available to stockholders            $     (372,895)    $       (515,933)   $    (641,446)

                 Weighted average number of shares of
                 common stock                                      18,807,797           18,109,235       12,491,121

                 Loss per common share                         $        (0.02)    $          (0.03)   $       (0.05)


    Potential dilutive securities (stock warrants, convertible debt) have not been considered since the Company reported a net loss and, accordingly, their effects would be antidilutive.


NOTE G - RELATED PARTY TRANSACTIONS:

    On December 10, 1998, the Company entered into an agreement with Tauren Exploration Inc. ("Tauren") that provides for Tauren to drill on the Company's
Section 11 in Palo Pinto County, Texas. The agreement grants Tauren Exploration Inc. a farm-out retaining a 7.5% overriding royalty interest. The agreement also grants the Company preferential rights in the event that Tauren, at some later date, decides to divest part or all of its interests in the drilled wells. Calvin Wallen III is an officer, a director and a majority stockholder of both the Company and Tauren.

    On December 1, 1997, the Company entered into a contract with Tauren to provide the necessary technical, administrative and management expertise needed to conduct its business. The Company has no full-time employees. The Company's offices are subleased from Tauren. The monthly amount charged to the Company is based on actual costs of materials and labor hours of Tauren that are used pursuant to the terms of an agreement. Tauren also paid various organization costs and consulting fees on behalf of the Company. As of June 30, 2000 and 1999, the Company owed Tauren $664,701 and $434,667, as a result of charges to the Company of $230,034 and $238,039 for the years then ended, respectively.

    In addition, the wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating Inc. ("Fossil"), which is owned 100% by the Company's President and Chief Executive Officer, Calvin Wallen III. As of June 30, 2000 and 1999, the Company owed Fossil $16,276 and $21,684, respectively, in lease operating expenses.

                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE H - INCOME TAXES:

    Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2000 and 1999, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they are fully reserved.

    The components of the net deferred federal income tax assets (liabilities) were as follows:



                                                                                   2000                1999
                                                                             -----------------   -----------------
       Deferred tax assets:
          Net operating loss carry-forwards                                  $      868,012      $      764,542
          Capital loss carry-forwards                                                25,691                   0
                                                                             $      893,703      $      764,542
                                                                             -----------------   -----------------
       Deferred tax liabilities:
          Depletion basis of assets and related .....................        $     (300,181)     $     (256,790)
                                                                             -----------------   -----------------

       Net deferred tax assets before valuation allowance                    $      593,522      $      507,752

       Valuation allowance                                                         (593,522)           (507,752)
                                                                             -----------------   -----------------

       Net deferred tax assets                                               $            0      $            0
                                                                             =================   =================


                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE H - INCOME TAXES (CONTINUED):

    The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rate of 34% to the loss before income taxes for the years ended June 30, 2000, 1999 and 1998.



                                                                   2000                1999                 1998
                                                             -----------------   ------------------  -------------------
     Tax benefit calculated at statutory rate                $    (101,028)      $      (285,065)    $     (218,092)

     Increase (reductions) in taxes due to:
        Losses not providing tax ..................                101,028               285,065            218,092
                                                             -----------------   ------------------  -------------------

     Current federal income tax provision                    $           0       $             0     $            0
                                                             =================   ==================  ===================

     Change in valuation allowance                           $      85,770       $       284,509     $      (38,698)
                                                             =================   ==================  ===================


    As of June 30, 2000, the Company had net operating loss carry-forwards of approximately $2,600,000, which are available to reduce future taxable income and the related income tax liability. These carry-forwards expire as follows:



                                                               NET OPERATING
                      YEAR                                        LOSSES
                   ------------                        -------------------------
                      2007                             $          134,200
                      2011                                        431,100
                      2012                                        205,100
                      2013                                        639,800
                      2018                                        838,400
                      2019                                        351,400
                                                       -------------------------

                                                       $        2,600,000
                                                       =========================


NOTE I - COMMITMENTS AND CONTINGENCIES:

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

                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                          NOTES TO FINANCIAL STATEMENTS

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

    LITIGATION MATTERS

    First National Bank of Oklahoma has filed a lawsuit against two of the Company's directors alleging that the directors breached their fiduciary duties to the Bank as a creditor of a previously wholly-owned subsidiary of the Company. The Company may be required to indemnify the directors for defense costs, and for any judgment against the directors. The amount sought by the Bank is $65,000 plus interest and legal costs. The Company believes the claims are without merit, and no provision for loss has been made in the financial statements.

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

    William Vandever, as the prior President and Chief Executive Officer of the Company, purportedly granted some preferential right with respect to the Reagan leases in Section 11, Palo Pinto County, Texas, to participants in the re-work of the Reagan #2-11 well. The Company has filed suit in the 29th Judicial Court, Palo

                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                          NOTES TO FINANCIAL STATEMENTS

Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.," against various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void, and seeking monetary damages. In connection with the lawsuit, the defendant has filed a counterclaim seeking a declaration that its alleged working interest and right of first refusal are valid and existing; and has asserted a breach of contract claim for allegedly failing to honor its purported right of first refusal. This litigation is in the discovery phase and no judgment can yet be formed about the probable outcome or whether it would be unfavorable to the Company. Accordingly, no provision has been made for any possible loss.


NOTE J - OPERATIONS AND MANAGEMENT PLANS:

    At June 30, 2000, the Company had suffered recurring operating losses and its current liabilities exceeded its current assets by $721,910. As disclosed in Note G, the Company has entered into strategic alliances with a related party to develop its proved underdeveloped leaseholds through farm out agreements. Although management believes the above action will ultimately provide the Company with the means to become profitable, there is no guarantee this action will result in such profitable operations. Adverse changes in prices of oil and gas and/or the inability of the Company to continue to raise the money necessary to develop existing reserves or acquire new reserves would have a severe impact on the Company.


NOTE K - COST OF OIL AND GAS PROPERTIES:

    COSTS INCURRED

    Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 2000, 1999 and 1998 were as follows:



                                                       2000                1999                    1998
                                                --------------------------------------------------------------
           Property acquisition                 $           0        $        1,580          $     1,031,016
           Exploration                                      0                     0                        0
           Development                                      0                     0                        0
                                                --------------------------------------------------------------

                                                $           0        $        1,580           $    1,031,016
                                                ==============================================================


       In addition to the costs reflected above for the year ended June 30, 1999, capitalized costs were increased by $330,492 representing the amount of loss on sale of oil and gas properties which was accounted for under the full cost method as described in Note B.

                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                          NOTES TO FINANCIAL STATEMENTS


CAPITALIZED COSTS

    The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at June 30, 2000 and 1999 were as follows:

                                                                   2000                    1999
                                                              --------------          --------------
               Proved properties                              $    1,607,893          $    1,607,893
               Unproved properties                                         0                       0
                                                              --------------          --------------

                                                              $    1,607,893          $    1,607,893

               Accumulated depreciation, depletion and
                 amortization                                        210,657                 197,114
                                                              --------------          --------------

               Net properties                                 $    1,397,236          $    1,410,779
                                                              ==============          ==============

    RESULTS OF OPERATION

    The results of operations from oil and gas producing activities for the years ended June 30, 2000, 1999 and 1998 were as follows:

                                                                 2000                 1999                   1998
                                                           --------------        --------------         --------------
   Revenues from unaffiliated customers                    $       69,850        $       52,939         $      166,878
                                                           --------------        --------------         --------------

   Production costs                                        $       29,500        $       58,951         $      301,198
   Exploration expenses                                                 0                     0                      0
   Abandonments                                                         0                     0                      0
   Depreciation, depletion and amortization                        13,544                20,109                288,356
                                                           --------------        --------------         --------------

   Total                                                   $       43,044        $       79,060         $      589,554
                                                           --------------        --------------         --------------

   Results before income taxes                             $       26,806        $      (26,121)        $     (422,676)
   Provision for income taxes                                           0                     0                      0
                                                           --------------        --------------         --------------

   Results of operations(excluding corporate
     overhead and interest expense)                        $       26,806        $      (26,121)        $     (422,676)
                                                           ==============        ==============         ==============


NOTE L - OIL AND GAS RESERVES INFORMATION (UNAUDITED):

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

                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                          NOTES TO FINANCIAL STATEMENTS


NOTE L - OIL AND GAS RESERVES INFORMATION (UNAUDITED) (CONTINUED):

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

    If reduced, the carrying amount of capitalized oil and gas properties may be reduced materially in the near term. The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 2000, 1999 and 1998 together with the changes therein.

                                                                                     NATURAL GAS (MCF)
                                                               -----------------------------------------------------------
                                                                   2000                  1999                    1998
                                                               -----------            ------------           -------------
     Proved developed and undeveloped reserves:
        Beginning of year                                        3,138,923              5,185,942              8,198,818
        Revisions of previous estimates                           (270,441)            (2,363,513)              (903,134)
        Purchases of reserves in place                                   0                      0              2,583,033
        Extensions and discoveries                                       0                546,998                      0
        Production                                                 (20,688)               (21,129)               (81,485)
        Sales of reserves in place                                       0               (209,375)            (4,611,290)
                                                               -----------            ------------           -------------

     End of year                                                 2,847,794              3,138,923              5,185,942
                                                               ===========            ===========            =============


                                                                              OIL AND CONDENSATE (BBLS)
                                                               -----------------------------------------------------------
                                                                   2000                  1999                     1998
                                                               -----------            ------------           -------------
     Proved developed and undeveloped reserves:
        Beginning of year                                          131,789               141,292                  54,388
        Revisions of previous estimates                                  0                (4,899)                (23,081)
        Purchases of reserves in place                                   0                     0                 130,545
        Extensions and discoveries                                     297                   604                       0
        Production                                                     (38)                 (667)                 (2,766)
        Sales of reserves in place                                       0                (4,541)                (17,794)
                                                               -----------            ------------           -------------

     End of year                                                   132,048               131,789                 141,292
                                                               ===========            ===========            =============

                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE L - OIL AND GAS RESERVES INFORMATION (UNAUDITED) (CONTINUED):

    STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES

    The standardized measure of discounted future net cash flows was calculated by applying current year-end prices, considering fixed and determinable price changes only to the extent provided by contractual arrangements or law, to estimated future production, less future expenditures (based on current costs) to be incurred in developing proved undeveloped and proved producing oil and gas reserves, and future income taxes. The resulting future net cash flows were discounted using a rate of 10 percent per annum (Table 1). The standardized measure of discounted net cash flow amounts contained in the following tabulation does not purport to represent the fair market value of the Company's oil and gas proved by drilling or production history. There are significant uncertainties inherent in estimating timing and amount of future costs. In addition, the method of valuation utilized, based on current prices and costs and the use of 10 percent discount rate, and is not necessarily appropriate for determining fair value (Table 2).

    The following is the estimated standardized measure relating to proved oil and gas reserves at June 30, 2000, 1999 and 1998:




      TABLE 1                                                     2000                   1999                1998
      -------                                              --------------------   -------------------  ------------------
      Future cash flows                                    $     17,516,546       $      9,522,716     $     10,836,747
      Future production costs                                      (456,000)              (456,000)          (1,085,928)
      Future development costs                                     (655,000)              (480,000)          (1,505,000)
      Future severance tax expense                               (1,446,411)              (782,646)            (884,796)
      Future income taxes                                        (3,308,762)            (1,951,018)          (1,868,811)
                                                           --------------------   -------------------  ------------------

      Future net cash flows                                $     11,650,373       $      5,853,052     $      5,492,212

      Ten percent annual discount for estimated
         timing of net cash flows                                (3,907,535)            (1,990,038)          (1,867,625)
                                                           --------------------   -------------------  ------------------

      Standardized measure of discounted
        future net cash flows                              $      7,742,838       $      3,863,014     $      3,624,587
                                                           ====================   ===================  ==================


                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE L - OIL AND GAS RESERVES INFORMATION (UNAUDITED) (CONTINUED):

    Following is an analysis of changes in the estimated standardized measure of proved reserves during the years ended June 30, 2000, 1999 and 1998:



      TABLE 2                                                     2000                   1999                1998
      -------                                              --------------------   -------------------  ------------------

  Changes from:
     Sale of oil and gas produced                          $       (40,350)       $       48,502       $      138,899

  Net changes in prices and production costs                     4,992,169               (48,994)             (23,589)
  Extensions and discoveries                                             0               729,470                    0
  Revision of previous quantity estimates                         (733,510)             (436,670)          (1,008,000)
  Accretion of discounts                                           515,062               137,434              830,244
  Net change in income taxes                                      (855,997)                    0           (1,233,228)
  Purchases of reserves in place                                         0                     0            1,557,177
  Sales of reserves in place                                             0              (191,315)          (4,569,000)
  Other                                                              2,450                     0             (370,359)
                                                           --------------------   -------------------  ------------------

  Standard measure, end of year                            $     3,879,824        $      238,427       $   (4,677,856)
                                                           ====================   ===================  ==================
