Form 10QSB
period 2000-09-30
CUBIC ENERGY INC
filed 2000-11-14
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Export Under Section 13 or 15(d) of The Securities Exchange Act of
    1934

                For the Quarterly Period Ended September 30, 2000

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

      For the Transition period from                   to
                                     -----------------    -----------------

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

     Common Stock, $.05 par Value - 18,917,949 shares as of September 30, 2000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                               CUBIC ENERGY, INC.

                      (Formerly Roseland Oil and Gas, Inc.)

                                TABLE OF CONTENTS



                         PART 1 - Financial Information

ITEM 1.  Financial Statements

Balance Sheets
As of  September 30, 2000, (unaudited) and June 30, 2000                   3, 4

Statement of Operations, unaudited
For the three months ended September 30, 2000 and 1999                        5

Statements of Cash Flows, unaudited
For the three months ended September 30, 2000 and 1999                        6


Notes to Unaudited Financial Statements                                       7


ITEM 2.  Management's Discussion and Analysis                              7, 8



                           PART II - Other Information

ITEM 1.  Legal Proceedings                                                    9


SIGNATURES                                                                    9




PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                CUBIC ENERGY, INC
                                  BALANCE SHEET
                      September 30, 2000 and June 30, 2000
                                   (Unaudited)

                                     ASSETS


                                                 For the period ended      For the period ended
                                                   September 30,2000            June 30,2000
Current Assets:
 Cash and cash equivalents                           $      602                 $       20
 Accounts receivable                                     19,045                      8,416
                                                     ----------                 ----------

    Current assets                                      19,647                      8,436


Property and equipment, at cost
  Oil and gas properties                              1,254,646                  1,607,893
  Office and other equipment                                909                        910
                                                     ----------                 ----------

    Total property and equipment                      1,255,555                  1,608,803

  Less accumulated depreciation,
   depletion and amortization                           140,368                    211,567
                                                     ----------                 ----------

    Net property and equipment                        1,395,923                  1,397,236


Other Assets:                                                 0                          0
                                                     ----------                 ----------

    TOTAL ASSETS                                     $1,415,569                 $1,405,672
                                                     ==========                 ==========



          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS





                                CUBIC ENERGY, INC
                                  BALANCE SHEET
                      September 30, 2000 and June 30, 2000
                                   (Unaudited)

                        LIABILITIES & STOCKHOLDERS EQUITY



                                                          For the period ended   For the period ended
                                                           September 30, 2000      June 30, 2000

Current Liabilities:
  Accounts payable                                             $     41,098          $     49,369
  Due to affiliates                                                 722,741               680,977
                                                               ------------          ------------

         Total current liabilities                                  763,840               730,346


Stockholders' equity:
  Common  stock,  -$.05 par  value, authorized
  50,000,000    shares,  issued 18,917,947 shares
  in 2000 and 18,238,347 shares in 1999
  Additional paid in capital                                        945,848               945,848
  Accumulated deficit                                             3,049,242             3,049,242
                                                                 (3,343,360)           (3,319,764)
                                                               ------------           ------------

         Total stockholders' equity                                 651,730               675,326



         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                  $  1,415,570          $  1,405,672
                                                               ============          ============





          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS





                                CUBIC ENERGY, INC
                             STATEMENT OF OPERATIONS
             For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)



                                                    For the Three               For the Three
                                                    Months Ended                Months Ended
                                                   September 30,2000          September 30, 1999
Revenue:
   Oil and gas sales                                $      24,630               $      18,668
   Other                                                        0                           4
                                                    -------------               -------------

          Total revenue                                    24,630                      18,672

Costs and expenses:
   Oil and gas production, operating
   and development costs                                   17,703                       7,191
   Selling, general and administrative expense             29,210                      93,643
   Depreciation, depletion and amortization                 1,313                       3,947
                                                    -------------               -------------

            Total costs and expenses                       48,226                     104,781

Operating income (loss)                                   (23,596)                    (86,109)

Non-operating income (expenses):
   Interest income                                              0                           0
   Gain (loss) on sales of securities and assets                0                           0
   Other income (loss)                                          0                           0
   Interest expense                                             0                          62
                                                    -------------               -------------


             Total non-operating income (expenses)              0                          62
                                                    -------------               -------------


Net income (loss) before income tax                       (23,596)                    (86,171)
                                                    -------------               -------------

(Provision) benefit for income taxes                            0                           0

Net income (Loss)                                   $     (23,596)              $     (86,171)
                                                    =============               =============


Net loss per common share - basic and diluted



          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS





                                CUBIC ENERGY, INC
                             STATEMENT OF CASH FLOWS
             For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                             STATEMENT OF CASH FLOWS

                                                         For the Three            For the Three
                                                          Months Ended             Months Ended
                                                       September 30,2000        September 30,1999

Cash flows from operating activities:
   Net income (loss)                                         $ (23,596)               $ (86,171)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
   Depeciation, depletion and amortization                       1,313                    3,947
   Provision (gain) loss for deferred income tax                     0                        0
Net change in assets and liabilities:
   (Increase) decrease in accounts receivable                  (10,629)                   1,159
   (Increase) decrease in notes receivable                           0                        0
   (Increase) decrease in other assets                               0                   55,398
   Increase (decrease) in loan from affiliate                        0                   48,792
   Increase (decrease) in accounts payable and
    accrued liabilities                                         (8,270)                  (3,979)
   Increase (decrease) in other accounts payable                     0

Net cash provided (used) by operating activities               (41,182)                  19,146

Cash flows from investing activities:
   Changes to oil & gas properties                                   0                        0
   Changes in other assets                                           0                        0

Net cash provided (used) by investing activities                     0                        0

Cash flows from financing activities:
   Affiliate loan                                               41,764                        0
   Changes in common stock                                           0                        0
   Changes in debt                                                   0                        0

Net cash provided (used) by investing activities                41,764                        0

Net increase (decrease) in cash and cash equivalents                                   $ 19,146

Cash beginning of period                                            20                    1,374

Cash at end of period                                         $    602                 $ 20,520


                  THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2000

                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by Cubic Energy, Inc., Texas corporation (the "Company" or "Cubic"), formerly known as Roseland Oil and Gas, Inc., an Oklahoma corporation, are set forth in Note 2 to the Company's financial statements in its June 30, 1998 Form 10KSB and should be read in conjunction with the financial statements for the three months ended September 30, 2000 contained herein.

     The financial statements included herein as of September 30, 2000, three month period ended September 30, 2000 have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchanges Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Gross revenues for the three months ended September 30 increased from $18,672 in 1999 to $24,630 in 2000 due to the disposal of oil and gas wells and increases in oil and gas production and prices.

      Oil and gas production, operating and development costs increased from $7,191 (38.5% of oil and gas sales) in the three months ended September 30, 1999 to $17,703 (71.0% of oil and gas sales) in three months ended September 30, 2000. The increase in costs was attributable to the reworking of producing wells to increase production. Selling, general and administrative expenses decreased from $104,781 in the three months ended September 30, 1999 to $46,323 in three months ended September 30, 2000.

     Operating income decreased from a loss of $86,109 in the three months ended September 30, 1999 to a loss of $23,596 in the three months ended September 30, 2000 due to a decrease in accounting and legal fees, and increases in oil and gas production and prices.

Liquidity and Capital Resources

     As of October 01, 1999, long-term debt of $118,760 was converted to common stock. This leaves no outstanding long-term debt as of March 31, 2000 as compared to the total long- term debt of $118,760 as of June 30, 1999 of which none was classified as current. See the Company's June 30, 1999 Form 10KSB, Footnote 4.

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

William Vandever, during the period of time in which he served as the President and Chief Executive Officer of the Company, purportedly granted some preferential rights with respect to 75% of the Reagan leases in Section 11, Palo Pinto County, Texas, to participants (including Kees and Vandever himself) in the re-work of the Reagan #2-11 well. Mr. Vandever also purportedly granted the same rights to himself as a participant. The Company discovered this in March, 1999. Claims related to preferential rights with regard to the Reagan lease in
Section 11 could materially and adversely affect the financial condition and the outlook of the Company. Based upon information obtained by the Company, the Company has filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vanderver, et al." against Kees, Venderver and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void. This lawsuit was filed on April 26, 1999. The Company is vigorously pursuing this action.

                                         CUBIC ENERGY, INC.

DATE: November 10, 2000                  BY: /s/ Calvin A. Wallen III, President
                                         ---------------------------------------
                                         Calvin A. Wallen III, President
                                         (Principal Executive, Financial and
                                         Accounting Officer)