Form 10QSB
period 2000-12-31
CUBIC ENERGY INC
filed 2001-02-12
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Export Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2000

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

            For the Transition period from               to
                                           -------------    -------------

                          Commission File Number 0-9355

                               CUBIC ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                     Texas                                  87-0352095
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

    Common Stock, $.05 par Value - 18,736,947 shares as of December 31, 2000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                               CUBIC ENERGY, INC.

                      (Formerly Roseland Oil and Gas, Inc.)

                                TABLE OF CONTENTS

PART 1  Financial Information

     ITEM 1.  Financial Statements

         Independent Accountant's Report                                     3

         Balance Sheets
         As of December 31, 2000, (unaudited) and June 30, 2000           4, 5

         Statement of Operations, unaudited
         For the three months ended December 31, 2000 and 1999               6

         Statement of Operations, unaudited
         For the six months ended December 31, 2000 and 1999                 7

         Statements of Cash Flows, unaudited
         For the six months ended December 31, 2000 and 1999                 8

         Notes to Condensed Financial Statements                             9

         Notes to Unaudited Financial Statements                            10

     ITEM 2.  Management's Discussion and Analysis                          10



PART II - Other Information

     ITEM 1.  Legal Proceedings                                             11


SIGNATURES                                                                  11

                         INDEPENDENT ACCOUNTANTS' REPORT

The stockholders and Board of Directors
Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheet as of December 31, 2000, and the related condensed statements of operations, and of cash flows of Cubic Energy, Inc. for the three and six month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Cubic Energy, Inc. Inc. as of June 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended; and in our report dated August 23, 2000, we expressed an unqualified opinion on those statements.

                                              PHILIP VOGEL & CO. PC



                                              Certified Public Accountants

Dallas, Texas
February 7, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                CUBIC ENERGY, INC
                            CONDENSED BALANCE SHEETS
                       December 31, 2000 and June 30, 2000
                                   (Unaudited)

                                     ASSETS


                                        December 31,2000        June 30,2000

Current Assets:
   Cash and cash equivalents              $      (523)          $        20
   Accounts receivable                         17,145                 8,416
                                          -----------           -----------

          Current assets                       16,622                 8,436


Property and equipment, at cost
   Oil and gas properties                   1,607,893             1,607,893
   Office and other equipment                     910                   910
                                          -----------           -----------

           Total property and equipment     1,608,803             1,608,803

    Less accumulated depreciation,
     depletion and amortization               215,031               211,567
                                          -----------           -----------

            Net property and equipment      1,393,772             1,397,236


Other Assets:                                       0                     0
                                          -----------           -----------


             TOTAL ASSETS                 $ 1,410,394           $ 1,405,672
                                          ===========           ===========




            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


                                CUBIC ENERGY, INC
                            CONDENSED BALANCE SHEETS
                       December 31, 2000 and June 30, 2000
                                   (Unaudited)

                        LIABILITIES & STOCKHOLDERS EQUITY




                                                   December 31, 2000   June 30, 2000
Current Liabilities:
   Accounts payable                                   $    58,054       $    49,369
   Due to affiliates                                      756,739           680,977
                                                      -----------       -----------

         Total current liabilities                        814,793           730,346

Stockholders' equity:
    Preferred stock - $.01 par value, authorized
    10,000,000 shares, issued none                              0                 0
    Common  stock, -$.05  par  value, authorized
    50,000,000 shares, issued 18,736,947 shares
    as of December 31, 2000 and 18,916,947
    shares as of June 30, 2000                            936,848           945,848
    Additional paid in capital                          3,058,242         3,049,242
    Accumulated deficit                                (3,399,489)       (3,319,764)
                                                      -----------       -----------

         Total stockholders' equity                       595,601           675,326


         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                         $ 1,410,394       $ 1,405,672
                                                      ===========       ===========






            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


                                CUBIC ENERGY, INC
                        CONDENSED STATEMENT OF OPERATIONS
              For the Three Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                       For the Three        For the Three
                                                       Months Ended         Months Ended
                                                     December 31, 2000    December 31, 1999
Revenue:
   Oil and gas sales                                    $     22,032         $     23,082
   Other                                                      16,000                1,373
                                                        ------------         ------------

          Total revenue                                       38,032               24,455

Costs and expenses:
   Oil and gas production, operating
    and development costs                                     12,475                8,572
   Selling, general and administrative expense                79,532               96,348
   Depreciation, depletion and amortization                    1,313                3,927
                                                        ------------         ------------

            Total costs and expenses                          93,320              108,847

Operating income (loss)                                      (55,288)             (84,392)

Non-operating income (expenses):
   Interest income                                                 0                    0
   Gain (loss) on sales of securities and assets                   0                    0
   Other income (loss)                                             0                    0

   Interest expense                                                0               27,992
                                                        ------------         ------------

             Total non-operating income (expenses)                 0               27,992
                                                        ------------         ------------


Net income (loss) before income tax                          (55,288)            (112,384)
                                                        ------------         ------------

(Provision) benefit for income taxes                               0                    0


Net income (Loss)                                       $    (55,288)        $   (112,384)
                                                        ============         ============

Net loss per common share - basic and diluted                 (0.003)              (0.006)
                                                        ============         ============

Weighted average common shares outstanding
- basic and diluted                                       18,717,797           18,698,147
                                                        ============         ============


            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


                                CUBIC ENERGY, INC
                        CONDENSED STATEMENT OF OPERATIONS
               For the Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                         For the Six        For the Six
                                                        Months Ended       Months Ended
                                                      December 31,2000   December 31, 1999
Revenue:
   Oil and gas sales                                    $     46,662        $     41,750
   Other                                                      16,000               1,377
                                                        ------------        ------------

          Total revenue                                       62,662              43,127

Costs and expenses:
   Oil and gas production, operating
    and development costs                                     30,181              15,763
   Selling, general and administrative expense               108,742             189,991
   Depreciation, depletion and amortization                    3,464               7,874
                                                        ------------        ------------

            Total costs and expenses                         142,387             213,628

Operating income (loss)                                      (79,725)           (170,501)

Non-operating income (expenses):
   Interest income                                                 0                   0
   Gain (loss) on sales of securities and assets                   0                   0
   Other income (loss)                                             0                   0
   Interest expense                                                0              28,054
                                                        ------------        ------------

             Total non-operating income (expenses)                 0              28,054
                                                        ------------        ------------


Net income (loss) before income tax                          (79,725)           (198,555)
                                                        ------------        ------------

(Provision) benefit for income taxes                               0                   0

Net income (Loss)                                       $    (79,725)       $   (198,555)
                                                        ============        ============

Net loss per common share - basic and diluted                 (0.004)             (0.011)
                                                        ============        ============

Weighted average common shares outstanding
- basic and diluted                                       18,717,797          18,698,147
                                                        ============        ============



            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


                                CUBIC ENERGY, INC
                        CONDENSED STATEMENT OF CASH FLOWS
               For the Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                             STATEMENT OF CASH FLOWS

                                                          For the Six        For the Six
                                                         Months Ended       Months Ended
                                                       December 31,2000   December 31,1999
Cash flows from operating activities:
   Net income (loss)                                       $ (79,725)         $(198,555)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
   Depeciation, depletion and amortization                     3,464              7,874
Net change in assets and liabilities:
   (Increase) decrease in accounts receivable                 (8,729)            11,169
   (Increase) decrease in other assets                             0             55,431
   Increase (decrease) in loan from affiliate                      0             85,350
   Increase (decrease) in accounts payable and
    accrued liabilities                                        8,685             12,556
   Increase (decrease) in other accounts payable                   0                  0
                                                           ---------          ---------

Net cash provided (used) by operating activities             (76,305)           (26,175)
                                                           ---------          ---------

Cash flows from investing activities:
   Changes to oil & gas properties                                 0                  0
   Changes in other assets                                         0                  0

Net cash provided (used) by investing activities                   0                  0

Cash flows from financing activities:
   Affiliate loan                                             75,762                  0
   Changes in common stock                                         0            146,534
   Changes in debt                                                 0           (118,760)

Net cash provided (used) by investing activities              75,762             27,774

Net increase (decrease) in cash and cash equivalents            (543)         $   1,599

Cash beginning of period                                          20              1,374

Cash at end of period                                      $    (523)         $   2,973


            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  Basis of presentation

     The quarterly financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

(2)  Earnings per share

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

(3)  Results of litigation

     On October 10, 2000, as part of the settlement of a lawsuit, the Company acquired 180,000 of its common stock from a former officer of the Company. There was no consideration paid by the Company for this stock. The stock was immediately retired by the Company. The accompanying financial statements reflect this reduction of the outstanding common stock.

                               CUBIC ENERGY, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2000

                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by Cubic Energy, Inc., Texas corporation (the "Company" or "Cubic"), formerly known as Roseland Oil and Gas, Inc., an Oklahoma corporation, are set forth in Note 2 to the Company's financial statements in its June 30, 1998 Form 10KSB and should be read in conjunction with the financial statements for the three months ended December 31, 2000 contained herein.

The financial statements included herein as of December 31, 2000, three and six month periods ended December 31, 2000 have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchanges Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

Gross revenues for the three months ended December 31 decreased from $23,082 in 1999 to $22,082 in 2000 due to the decrease in oil and gas production.

Oil and gas production, operating and development costs increased from $8,572 (37.1% of oil and gas sales) in the three months ended December 31, 1999 to $12,475 (56.5% of oil and gas sales) in the three months ended December 31, 2000. The increase in costs was attributable to the maintenance and repair of producing wells. Selling, general and administrative expenses decreased from $96,348 in the three months ended December 31, 1999 to $79,532 in three months ended December 31, 2000 due to the decreased legal, accounting and audit costs resulting from the completion of the restatement of prior period financials.

Operating income decreased from a loss of $112,384 in the three months ended December 31, 1999 to a loss of $55,154 in the three months ended December 31, 2000 due to a decrease in selling, general and administrative expenses and the increase in oil and gas prices.

SIX MONTHS  ENDED  DECEMBER 31, 1999  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
2000

Gross revenues for the six months ended December 31 increased from $41,750 in 1999 to $46,662 in 2000 due to the increase in oil and gas prices.

Oil and gas production, operating and development costs increased from $15,763 (37.8% of oil and gas sales) in the six months ended December 31, 1999 to $30,181 (64.7% of oil and gas sales) in the six months ended December 31, 2000. The increase in costs was attributable to the maintenance and repair of producing wells. Selling, general and administrative expenses decreased from $189,991 in the six months ended December 31, 1999 to $108,742 in six months ended December 31, 2000 due to audit costs resulting from the completion of the restatement of prior period financials.

Operating income improved from a loss of $198,555 in the six months ended December 31, 1999 to a loss of $78,753 in the six months ended December 31, 2000 due to a decrease in selling, general and administrative expenses and the increase in oil and gas prices.

Liquidity and Capital Resources

As of October 01, 1999, long-term debt of $118,760 was converted to common stock. This leaves no outstanding long-term debt as of December 31, 2000 as compared to the total long- term debt of $118,760 as of June 30, 1999 of which none was classified as current. See the Company's June 30, 1999 Form 10KSB, Footnote 4.

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

The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report Form 10KSB for the fiscal year ended June 30, 2000.

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

William Vandever, during the period of time in which he served as the President and Chief Executive Officer of the Company, purportedly granted some preferential rights with respect to 75% of the Reagan leases in Section 11, Palo Pinto County, Texas, to participants (including Kees and Vandever himself) in the re-work of the Reagan #2-11 well. Mr. Vandever also purportedly granted the same rights to himself as a participant. The Company discovered this in March of 1999. Claims related to preferential rights with regard to the Reagan lease in
Section 11 could materially and adversely affect the financial condition and the outlook of the Company. Based upon information obtained by the Company, the Company has filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al." against Kees, Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void. This lawsuit was filed on April 26, 1999. The Company is vigorously pursuing this action.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CUBIC ENERGY, INC.

DATE:  February 8, 2001                      BY: /s/ Calvin A. Wallen III
                                                --------------------------------
                                             Calvin A. Wallen III, President
                                             (Principal Executive, Financial and
                                             Accounting Officer)