Form 10QSB
period 2001-03-31
CUBIC ENERGY INC
filed 2001-05-14
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Export Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

             For the Transition period from___________ to___________


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

      Common Stock, $.05 par Value - 18,736,947 shares as of March 31, 2001

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                               CUBIC ENERGY, INC.

                      (Formerly Roseland Oil and Gas, Inc.)

                                TABLE OF CONTENTS



PART 1  Financial Information

     ITEM 1.  Financial Statements

         Independent Accountant's Report                                    3

         Balance Sheets
         As of March 31, 2001, (unaudited) and June 30, 2000              4-5

         Statement of Operations, unaudited
         For the three months ended March 31, 2001 and 2000                 6

         Statement of Operations, unaudited
         For the nine months ended March 31, 2001 and 2000                  7

         Statements of Cash Flows, unaudited
         For the nine months ended March 31, 2001and 2000                   8

         Notes to Condensed Financial Statements                            9

         Notes to Unaudited Financial Statements                           10

     ITEM 2.  Management's Discussion and Analysis                         10


PART II - Other Information

     ITEM 1.  Legal Proceedings                                            12


SIGNATURES                                                                 12

                         INDEPENDENT ACCOUNTANTS' REPORT





The stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheet as of March 31, 2001, and the related condensed statements of operations, and of cash flows of Cubic Energy, Inc. for the three and nine month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Cubic Energy, Inc. Inc. as of June 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended; and in our report dated August 23, 2000, we expressed an unqualified opinion on those statements.




                                                 PHILIP VOGEL & CO. PC

                                                 /s/ Philip Vogel & Co. PC
                                                 -------------------------

                                                 Certified Public Accountants


Dallas, Texas
May 10, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                CUBIC ENERGY, INC
                            CONDENSED BALANCE SHEETS
                          March, 2001 and June 30, 2000
                                   (Unaudited)



                                     ASSETS


                                            (Unaudited)
                                          March 31, 2001    June 30, 2000
                                          --------------   --------------
Current Assets:

   Cash and cash equivalents              $        7,114   $           20
   Accounts receivable                            11,572            8,416
                                          --------------   --------------


          Current assets                          18,686            8,436
                                          --------------   --------------


Property and equipment, at cost:

   Oil and gas properties                      1,607,893        1,607,893
   Office and other equipment                        910              910
                                          --------------   --------------


           Total property and equipment        1,608,803        1,608,803

    Less accumulated depreciation,
     depletion and amortization                  216,215          211,567
                                          --------------   --------------


            Net property and equipment         1,392,588        1,397,236
                                          --------------   --------------



Other Assets:                                          0                0
                                          --------------   --------------



             TOTAL ASSETS                 $    1,411,274   $    1,405,672
                                          ==============   ==============



            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


                                CUBIC ENERGY, INC
                            CONDENSED BALANCE SHEETS
                        March 31, 2001 and June 30, 2000
                                   (Unaudited)

                        LIABILITIES & STOCKHOLDERS EQUITY



                                                   (Unaudited)
                                                  March 31, 2001    June 30, 2000
                                                  --------------    --------------
Current Liabilities:
   Accounts payable                               $       25,028    $       49,369

   Due to affiliates                                     817,621           680,977
                                                  --------------    --------------

         Total current liabilities                       842,649           730,346
                                                  --------------    --------------

Stockholders' equity:
    Preferred stock - $.01 par value, authorized
    10,000,000 shares, issued none                             0                 0
    Common stock, -$.05 par value, authorized
    50,000,000 shares, issued 18,736,947 shares
    as of December 31, 2000 and 18,916,947
    shares as of June 30, 2000                           936,848           945,848
    Additional paid in capital                         3,058,242         3,049,242
    Accumulated deficit                               (3,426,465)       (3,319,764)
                                                  --------------    --------------

         Total stockholders' equity                      568,625           675,326


         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                     $    1,411,274    $    1,405,672
                                                  ==============    ==============






            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


                                CUBIC ENERGY, INC
                        CONDENSED STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                      (Unaudited)
                                                     For the Three     For the Three
                                                      Months Ended      Months Ended
                                                     March 31, 2001    March 31, 2000
                                                     --------------    --------------
Revenue:
   Oil and gas sales                                 $       15,922    $       15,018
   Other                                                          0             1,227
                                                     --------------    --------------

          Total revenue                                      15,922            16,245

Costs and expenses:
   Oil and gas production, operating
    and development costs                                     9,526             9,872
   Selling, general and administrative expense               32,189            41,100
   Depreciation, depletion and amortization                   1,183             4,080
                                                     --------------    --------------

            Total costs and expenses                         42,898            55,052

Operating income (loss)                                     (26,976)          (38,807)

Non-operating income (expenses):
   Interest income                                                0                 0
   Gain (loss) on sales of securities and assets                  0                 0
   Other income (loss)                                            0                 0
   Interest expense                                               0               184
                                                     --------------    --------------

             Total non-operating income (expenses)                0               184
                                                     --------------    --------------


Net income (loss) before income tax                         (26,976)          (38,991)
                                                     --------------    --------------

(Provision) benefit for income taxes                              0                 0

Net income (Loss)                                    $      (26,976)   $      (38,991)
                                                     ==============    ==============

Net loss per common share - basic and diluted                (0.001)           (0.002)
                                                     ==============    ==============
Weighted average common shares outstanding
- basic and diluted                                      18,736,947        18,698,147
                                                     ==============    ==============


            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


                                CUBIC ENERGY, INC
                        CONDENSED STATEMENT OF OPERATIONS
                For the Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                       (Unaudited)
                                                      For the Nine      For the Nine
                                                      Months Ended      Months Ended
                                                     March 31, 2001    March 31, 2000
                                                     --------------    --------------
Revenue:
  Oil and gas sales                                  $       62,584    $       56,768
  Other                                                      16,000             2,604
                                                     --------------    --------------

          Total revenue                                      78,584            59,372
                                                     ==============    ==============
Costs and expenses:
  Oil and gas production, operating
  and development costs                                      39,707            25,635
  Selling, general and administrative expense               140,931           231,091
  Depreciation, depletion and amortization                    4,647            11,954
                                                     --------------    --------------

            Total costs and expenses                        185,285           268,680
                                                     ==============    ==============

Operating income (loss)                                    (106,701)         (209,308)
                                                     ==============    ==============
Non-operating income (expenses):
  Interest income                                                 0                 0
  Gain (loss) on sales of securities and assets                   0            41,590
  Other income (loss)                                             0                 0
  Interest expense                                                0             6,503
                                                     --------------    --------------

             Total non-operating income (expenses)                0            48,093
                                                     --------------    --------------


Net income (loss) before income tax                        (106,701)         (257,401)
                                                     --------------    --------------

(Provision) benefit for income taxes                              0                 0
                                                     --------------    --------------

Net income (Loss)                                    $     (106,701)   $     (257,401)
                                                     ==============    ==============

Net loss per common share - basic and diluted                (0.006)           (0.014)
                                                     ==============    ==============
Weighted average common shares outstanding
- basic and diluted                                      18,797,385        18,698,147
                                                     ==============    ==============


            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS


                                CUBIC ENERGY, INC
                        CONDENSED STATEMENT OF CASH FLOWS
                For the Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                             STATEMENT OF CASH FLOWS

                                                         (Unaudited)
                                                        For the Nine      For the Nine
                                                        Months Ended      Months Ended
                                                       March 31, 2001    March 31, 2000
                                                       --------------    --------------
Cash flows from operating activities:
   Net income (loss)                                   $     (106,701)   $     (257,401)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
   Depeciation, depletion and amortization                      4,647            11,955
Net change in assets and liabilities:
   (Increase) decrease in accounts receivable                  (3,155)           12,971
   (Increase) decrease in other assets                              0           101,691
   Increase (decrease) in loan from affiliate                       0           116,533
   Increase (decrease) in accounts payable and
    accrued liabilities                                       (24,341)          (11,041)
                                                       --------------    --------------

Net cash provided (used) by operating activities             (129,550)          (25,292)
                                                       --------------    --------------

Net cash provided (used) by investing activities                    0                 0
                                                       --------------    --------------
Cash flows from financing activities:
   Affiliate loan                                             136,644                 0
   Changes in common stock                                          0           146,031
   Changes in debt                                                  0          (118,760)
                                                       --------------    --------------

Net cash provided (used) by investing activities              136,644            27,271
                                                       --------------    --------------

Net increase (decrease) in cash and cash equivalents   $        7,094    $        1,374

Cash beginning of period                                           20             1,374
                                                       --------------    --------------

Cash at end of period                                  $        7,114    $        3,353
                                                       ==============    ==============


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

(3)      Subsequent event

         On March 26, 2001, the Company offered approximately 11,100,000 shares of its common stock in exchange for certain direct working interests in select producing oil and/or natural gas wells owned by its majority stockholder, and membership units in various funds that are currently operated by its majority stockholder. The Company anticipates that this exchange will be fully subscribed to and that the resulting business combination will be accounted for as a pooling of interests. The transaction described in this paragraph is voidable by the company if an insufficient number of interests are subscribed for exchange. Financial statements prepared in accordance with generally accepted accounting principles and related proforma financial information is not yet available.

                               CUBIC ENERGY, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   (Unaudited)

                              AS OF MARCH 31, 2001


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by Cubic Energy, Inc., Texas corporation (the "Company" or "Cubic"), formerly known as Roseland Oil and Gas, Inc., an Oklahoma corporation, are set forth in Note 2 to the Company's financial statements in its June 30, 1998 Form 10KSB and should be read in conjunction with the financial statements for the three months and nine months ended March 31, 2001 contained herein.

The financial statements included herein as of March 31, 2001, three and nine month periods ended March 31, 2001 have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchanges Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Gross revenues for the three months ended March 31 increased from $15,018 in 2000 to $15,922 in 2001 due to the increase in oil and gas prices.

Oil and gas production, operating and development costs decreased from $9,872 (65.7% of oil and gas sales) in the three months ended March 31, 2000 to $9,526 (59.8% of oil and gas sales) in the three months ended March 31, 2001. The decrease in costs was attributable to the completion of the maintenance and repair of producing wells. Selling, general and administrative expenses decreased from $41,000 in the three months ended March 31, 2000 to $32,189 in three months ended March 31, 2001 due to the decreased legal, accounting and audit costs resulting from the implementation of new software systems and the utilization of corporate personnel versus contract personnel.

Operating income increased from a loss of $38,807 in the three months ended March 31, 2000 to a loss of $26,647 in the three months ended March 31, 2001 due to a decrease in selling, general and administrative expenses and the increase in oil and gas prices.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

Gross revenues for the nine months ended March 31 increased from $56,768 in 2000 to $62,584 in 2001 due to the increase in oil and gas prices.

Oil and gas production, operating and development costs increased from $25,635 (64.6% of oil and gas sales) in the nine months ended March 31, 2000 to $39,707 (63.4% of oil and gas sales) in the nine months ended March 31, 2001. The increase in costs was attributable to the maintenance and repair of producing wells. Selling, general and administrative expenses decreased from $231,091 in the nine months ended March 31, 2000 to $140,931 in nine months ended March 31, 2001 due to the decreased legal, accounting and audit costs resulting from the implementation of new software systems and the utilization of corporate personnel versus contract personnel.

Operating income improved from a loss of $257,401 in the nine months ended March 31, 2000 to a loss of $106,372 in the nine months ended March 31, 2001 due to a decrease in selling, general and administrative expenses and the increase in oil and gas prices.

Liquidity and Capital Resources

The Company has no long-term debt as of March 31, 2001.

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


                                             CUBIC ENERGY, INC.

DATE:  May 11, 2001                          BY: /s/ Calvin A. Wallen III




                                             Calvin A. Wallen III, President
                                             (Principal Executive, Financial and
                                              Accounting Officer)