Form 10KSB
period 2001-06-30
CUBIC ENERGY INC
filed 2001-09-28
CIK 319156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                          COMMISSION FILE NUMBER 0-9355



                               CUBIC ENERGY, INC.
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

                                       [X]

As of June 30, 2001, the registrant had outstanding 29,989,616 shares of common stock, $.05 par value ("Common Stock"), which is registrant's only class of common stock. There have been no trades in the Common Stock or bid and ask prices within the past sixty days.

The registrant's revenues for the fiscal year ended June 30, 2001 were $728,592.

Transitional Small Business Disclosure Format:  Yes     No X
                                                   ---    ---

                               CUBIC ENERGY, INC.
                          TABLE OF CONTENTSDESCRIPTION


Item                                                                        Page

                                     PART I


ITEM 1. Description of Business and Properties                                 4
GENERAL........................................................................4
DESCRIPTION OF BUSINESS........................................................4
RESTATEMENT OF FINANCIAL RESULTS...............................................5
PRINCIPAL OIL AND GAS PROPERTIES...............................................6
MARKETING OF PRODUCTION........................................................7
OIL AND GAS RESERVES...........................................................8
NET PRODUCTION, SALES PRICES AND COSTS.........................................9
PRODUCTIVE WELLS AND ACREAGE..................................................10
RISK FACTORS..................................................................12
ITEM 4. Submission of Matters to a Vote of Security Holders                   26
ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters 27
ITEM 6. Management's Discussion And Analysis Or Plan Of Operations            27
GENERAL.......................................................................28
RESULTS OF OPERATIONS                                                         28
COMPARISON OF FISCAL 2001 TO FISCAL 2000 REVENUES.............................28
LIQUIDITY AND CAPITAL RESOURCES...............................................29
COMPARISON OF FISCAL 2001 TO FISCAL 2000 REVENUES.............................30
LIQUIDITY AND CAPITAL RESOURCES...............................................31
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. Directors,  Executive  Officers, Promoters  and  Control  Persons of the
Registrant; Compliance with Section 16(a) of the Exchange Act.                33
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.............................34
ITEM 9. Executive Compensation                                                34
ITEM 10. Security Ownership of Certain Beneficial Owners and Management       34
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K      36
A. Financial Statements.......................................................36
B. Reports on Form 8-K........................................................37
SIGNATURES   37
INDEX TO FINANCIAL STATEMENTS                                                 40
Note B - Significant accounting policies (continued):.........................49
Concentration of credit risk..................................................49

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition, (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and our operations in particular, (vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in our reports filed with the Securities and Exchange Commission.

                               Cubic Energy, Inc.

                                     PART I

ITEM 1. Description of Business and Properties

GENERAL

Cubic Energy, Inc. is an independent energy company engaged in the development and production of, and exploration for, crude oil and natural gas. Our oil and gas assets are concentrated principally in Texas and Louisiana. At June 30, 2001, our total proved reserves were 836,193 BOE.

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

We also took decisive steps in addressing various accounting issues and, in accordance with generally accepted financial and accounting standards, took significant write-downs of our assets prior to our fiscal year end of June 30, 1999, which directly impacted our net income. The Company recorded a net loss in fiscal 1999 of $515,933 due largely to depletion and lease operating expense. In addition, our management requested our prior auditor to provide the Company with restated audited financial statements for the fiscal year ending June 30, 1998 to accurately reflect the condition of the Company as discussed below and these restatements are included in this annual report.

In the year ending June 30, 1999, we took a prior year adjustment that affected the income statement for the year ending June 30, 1997. The adjustment was necessary to recapture excess depletion to income that should have been adjusted in 1997. Consequently, the retained deficit for 1999 was adjusted to reflect $196,491 of prior year excess depletion.

On April 27, 2001, the Company completed an exchange offer pursuant to which it acquired (i) certain direct working interests in producing oil and/or natural gas wells (the "Working Interests") and (ii) all of the outstanding membership units in four privately held limited liability companies and approximately 9.85% of the working interest in another privately held limited liability company, all of which are engaged in oil and/or natural gas exploration and production. The Working Interests consist of between 15% and 45% working interests in fourteen
(14) wells. The Working Interests are part of projects operated by Tauren Exploration, Inc. ("Tauren"), an independent energy company, and Fossil Operating, Inc. ("Fossil") acts as the operator for some of the properties. Calvin Wallen III, a material shareholder, director and officer of the Company is the sole shareholder, director and officer of Tauren and Fossil. The relationship between the Company and each of Tauren and Fossil were approved by the disinterested directors of the Company. The exchange offer was made to and was accepted by the various individual holders of the interests acquired. The Working Interests and the properties held are located in Texas and Louisiana. The consideration paid to the individuals who accepted the exchange offer was determined based on the Company's valuation of the reserves underlying the interests acquired. The value of the Company's common stock for purpose of the exchange offer was deemed to be $0.50 per share. In connection with the exchange offer, the Company issued approximately 11,141,256 shares of the Company's common stock. In addition, as consideration for services rendered with respect to this exchange offer, C. K. Cooper & Company, and/or its principals and employees, received 111,413 shares of the Company's common stock.

RESTATEMENT OF FINANCIAL RESULTS

Subsequent to the issuance of our financial statements for the fiscal year ended June 30, 1999 and prior to the issuance of our financial statements for the fiscal year ended June 30, 1998, our new Board of Directors determined that the prior management of the Company (i.e., our management prior to the December 1997 Stock Purchase Agreement) had included assets consisting of oil and gas properties on our financial statements after the oil and gas properties had already been sold or transferred by the Company prior to the periods covered by the 1996 and 1997 financial statements. Upon examination, the Board of Directors and new management of the Company determined that certain assets were improperly included on our financial statements for prior periods and were inappropriately included in calculations of assets, depletion deductions and net income in our balance sheets and statements of operations. As a result, the accompanying financial statements as of June 30, 1998 and for the year ended, present the restated accumulated deficit at June 30, 1999 of $2,430,936. And a restated net loss for the year ended June 30, 1999 of $515,933.

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

PRINCIPAL OIL AND GAS PROPERTIES

The following table summarizes certain information with respect to our principal areas of operation at June 30, 2001.

                                                 Percent              Present
                  Oil               Gas         of Proved              Value
Areas            (Bbl)             (Mcf)         Reserves           (Disc @ 10%)
-----            -----             -----         --------           ------------

Texas                 0          1,629,977            39%              3,235,863
Louisiana       131,594          2,597,616            61%             $7,784,158
                ----------------------------------------------------------------

Total           131,594          4,227,593           100%            $11,020,021


Our Texas properties are situated in Palo Pinto, Parker, Eastland and Callahan Counties. At June 30, 2001, the Texas properties contained 9% of our proved reserves, which represented 29% of our Present Value of total proved reserves. The Texas properties consist primarily of wells acquired by the Company in several transactions between 1991 and 1995 and through overriding royalty interests reserved in farmout agreements in 1998 and 1999.

In June 1998, we agreed to a farmout agreement with Cummings Company, reserving an overriding royalty interest. As of June 30, 2000, Cummings had completed its drilling program on the farmed out interest and completed four wells, the Reagan 11-1, Reagan 11-2, Reagan 11-3 and the Reagan 11-4.

Our net production for the fiscal year ending June 30, 2001 for the Texas wells averaged 60 Mcf of natural gas per day and less than 1 barrel of oil per day.

The Louisiana properties consist of proved undeveloped leasehold in Webster Parish that we have placed in our drilling program. The property is limited in depth to the interval from 9,900' below the surface to a depth of 12,500' below the surface and contains approximately 84 net acres with a 75% net revenue interest.

Management  anticipates  the  development to be  approximately  80% natural gas.
Under our new business strategy, the Company intends to drill on the acreage during the primary term of the leasehold. The properties contained 61% of our proved reserves and 71% of our Present Value of total proved reserves. We acquired this property in December 1997 through the Stock Purchase Agreement transaction.

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

We are currently focusing our domestic exploration activities to develop our proved undeveloped leasehold properties in Texas and Louisiana. We have the opportunity to develop and acquire additional leasehold interests in Allen, Evangeline, Sabine, Red River Parishes, Louisiana, in Union County, Arkansas and in Jones, Taylor, Howard, and Henderson Counties, Texas. These areas are a part of advanced geologic studies utilizing 2-D and 3-D seismic data, AVO analysis and/or vast sub-surface control. Prospects have been developed from 4,000-17,500 feet in depth in the Flippen, Frio, Wilcox, Smackover, Bradley, Canyon, Rodessa and James formations. Also included in proved undeveloped leasehold are offset development wells targeted for the Red Rock Smackover and Haynesville Formations in Webster Parish, Louisiana.

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

We believe we would be able to locate alternate purchasers in the event of the loss of any one of these purchasers, and that any such loss would not have a material adverse effect on our financial condition or results of operations. Revenue from the sale of natural gas totaled $445,998 for the fiscal year ended June 30, 2001 and represented 98% of our total oil and gas revenues for that fiscal year.

Price Considerations

Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil ("NYMEX-WTI"). The average crude oil price per Bbl received by us in fiscal year 2001 was $26.49.

Natural gas prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBTU for natural gas delivered at Henry Hub, Louisiana established on the NYMEX ("NYMEX-Henry Hub"). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2001 was $5.71.

OIL AND GAS RESERVES

The following tables set forth the proved developed and undeveloped reserves at June 30, 2001, the estimated future net revenues from such proved reserves and the Present Value and Standardized Measure of Discounted Future Net Cash Flows attributable to our reserves at June 30, 2001, 2000 and 1999:

                                                                          10%
Category           Oil (Bbls)  Gas (Mcf)  Total (Mcfe)      Income     Discount
                   ----------  ---------  ------------      ------     --------

Proved Producing           0   1,629,977   1,629,977      $4,970,583  $3,235,862
Proved Undeveloped   131,594   2,597,616   3,387,180     $11,746,697  $7,784,158


                                                          AT JUNE 30,
                                         ---------------------------------------
                                           2001           2000            1999

Proved reserves:
     Oil (Bbl).....................        131,594        132,048       131,789
     Gas (Mcf).....................      4,227,593      2,847,794     3,138,923
BOE................................        836,193        606,680       654,943
Estimated future net revenues
         (before income tax) ......     16,717,280    $14,959,135    $7,804,070
     Standardized Measure(1).......     11,020,021     $7,742,838    $3,863,014
Proved developed reserves:
     Oil (Bbl) ....................              0            863           604
     Gas (Mcf).....................      1,629,977        255,872       546,998
BOE................................        271,663         43,509        91,770
Estimated future net revenues
         (before income tax) ......      4,970,583       $972,881    $1,174,611
Present Value......................      3,235,862       $576,595      $729,470
Standardized Measure (1)...........      1,734,721       $396,286      $445,141
Weighted average sales prices:
     Oil (per Bbl).................          29.85         $20.91        $11.56
     Gas (per Mcf).................           5.52           3.07          1.93

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

                                                 YEAR ENDED      YEAR ENDED
                                                JUNE 30, 2001   JUNE 30, 2000
                                                -------------   -------------
PRODUCTION VOLUMES:
       Oil (Bbl)...............................           301               38

       Gas (Mcf)...............................        80,850           20,688

WEIGHTED AVERAGE SALES PRICES:
       Oil (per Bbl)...........................        $29.85           $20.91

       Gas (per Mcf)...........................          5.52            $3.07

SELECTED EXPENSES PER BOE:
       Lease operating.........................         12.31            $8.47

       Depreciation, depletion and
       Amortization............................          7.90            $3.24

       General and administrative..............         15.57           $95.09

PRODUCTIVE WELLS AND ACREAGE

Productive Wells

 The following table sets forth our domestic productive wells at June 30, 2001:


                Oil                    Gas                    Total
         ------------------       -------------         -----------------
         Gross          Net       Gross      Net        Gross         Net
         ------        ----       -----      ---        -----        ----
           0             0          19      12.3          18        12.3

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage at June 30, 2000. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

              Undeveloped              Developed               Total
         ----------------         --------------        -----------------
         Gross        Net         Gross      Net        Gross          Net
         -----        ---         -----      ---        -----          ---
         4,100        780          930       507        5,030        1,287

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

In addition, on December 10, 1998, the Company entered into an agreement with Tauren Exploration Inc. ("Tauren") that provides for Tauren to drill on the Company's Section 11 in Palo Pinto County, Texas. The agreement grants Tauren Exploration Inc. a farm-out with Cubic retaining a 7.5% overriding royalty interest. The agreement also provides for a preferential right in the event that Tauren, at some later date, decides to dispose of a part or all of their interest in the drilled wells. Tauren is an affiliate of Calvin Wallen, III, an officer, director and majority shareholder of the Company.

On April 27, 2001, the Company completed an exchange offer pursuant to which it acquired (i) certain direct working interests in producing oil and/or natural gas wells (the "Working Interests") and (ii) all of the outstanding membership units in four privately held limited liability companies and approximately 9.85% of the working interest in another privately held limited liability company, all of which are engaged in oil and/or natural gas exploration and production. The Working Interests consist of between 15% and 45% working interests in fourteen
(14) wells. The Working Interests are part of projects operated by Tauren Exploration, Inc. ("Tauren"), and independent energy company, and Fossil Operating, Inc. ("Fossil") acts as the operator for some of the properties. Calvin Wallen III, a material shareholder, director and officer of the Company is the sole shareholder, director and officer of Tauren and Fossil. The relationship between the Company and each of Tauren and Fossil were approved by the disinterested directors of the Company. The exchange offer was made to and was accepted by the various individual holders of the interests acquired. The Working Interests and the properties held are located in Texas and Louisiana. The consideration paid to the individuals who accepted the exchange offer was determined based on the Company's valuation of the reserves underlying the interests acquired. The value of the Company's common stock for purpose of the exchange offer was deemed to be $0.50 per share. In connection with the exchange offer, the Company issued approximately 11,141,256 shares of the Company's common stock. In addition, as consideration for services rendered with respect to this exchange offer, C. K. Cooper & Company, and/or its principals and employees, received 111,413 shares of the Company's common stock.


OPERATIONS

Although in the past we have not been the operator of our wells, in the future we generally intend to seek to be named operator for wells in which we acquire a significant interest or will appoint an operator on our behalf. As is common in the industry, this typically occurs only when we own the major portion of the working interest in a particular well or field. At June 30, 2001, third parties operated our wells under specific agreements.

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

Limited Operating History; Capital Intensive Business; Need for Additional Funds

From its inception through December 1997, the Company was engaged principally in non-operating activities. While the Company's new management has extensive experience in oil and gas exploration and operating activities, the Company has had very limited experience in these operations. The Company's business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand the Company's oil and gas field operations and purchase equipment. At June 30, 2001, the Company had a working capital deficit of approximately $676,583. As a result of the Company's determination to operate in the future, the Company's working capital requirements may be expected to increase significantly over prior periods. The Company anticipates that it will be able to meet its cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no commitments to obtain any additional debt or equity financing and there can be no assurance that additional funds will be available, when required, on terms favorable to the Company. Any future issuances of equity securities would likely result in dilution to the Company's then existing shareholders while the incurring of additional indebtedness would result in increased interest expense and debt service changes. See "Management's Discussion and Analysis or Plan of Operations."

History of Losses

The Company  incurred  losses  before  income tax  provisions  of  $216,938  and
$237,843   combined  for  the  fiscal  years  ended  June  30,  2001  and  2000, respectively. The Company's accumulated deficit as of June 30, 2001 was $3,866,972.The Company does not have a bank line of credit. The Company has funded its operating losses, acquisitions and expansion costs primarily through a combination of private offerings of convertible debt, exempt transactions, equity securities and proceeds from the exercise of warrants. The success of the Company in obtaining the necessary capital resources to fund future costs associated with its operations and expansion plans is dependent upon the Company's ability to: (i) increase revenues through acquisitions and recovery of the Company's proved producing and proved developed non-producing oil and gas reserves; (ii) maintain effective cost controls at the corporate administrative office and in field operations; and (iii) obtain the exercise of outstanding warrants. However, even if the Company achieves some success with its plans, there can be no assurance that it will be able to generate sufficient revenues to achieve significant profitable operations or fund its expansion plans. See "Management's Discussion and Analysis or Plan of Operations".

Significant Capital Expenditures Necessary for Undeveloped Properties

The vast majority of the Company's oil and gas reserves are classified as Proved Undeveloped Reserves, meaning very little production currently exists. Recovery of the Company's Proved Undeveloped Reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures of approximately $980,000 will be required to fully develop some of these reserves in the next twelve months. No assurance can be given that the Company's estimates of capital expenditures will prove accurate, that its financing sources will be sufficient to fully fund its planned development activities or that development activities will be either successful or in accordance with the Company's schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

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

Volatility of Oil and Gas Prices

The Company's revenues, profitability and the carrying value of its oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. The Company's ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to:
(i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond the Company's control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of the Company's production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect the Company's ability to market its production through such systems, pipelines or facilities. Substantially all of the Company's gas production is currently sold to one gas marketing firm on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during fiscal 1999, fiscal 2000 and fiscal 2001, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries
(OPEC), changes in demand from many Asian countries, current events in the Middle East, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

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

Concentration of Voting Power

The Company's executive officers, directors and their affiliates and certain 5% shareholders hold approximately 70% of the Company's outstanding shares of Common Stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over the business affairs of the Company, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

Conflicts of Interests

Certain officers, directors and related parties, including entities controlled by Calvin A. Wallen III, the President and Chief Executive Officer, have engaged in business transactions with the Company which were not the result of arm's length negotiations between independent parties. Management believes that the terms of these transactions were as favorable to the Company as those that could have been obtained from unaffiliated parties under similar circumstances. All future transactions between the Company and its affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of the Board of Directors of the Company.


Public Market and Possible Volatility

Our Common Stock is traded on "over-the-counter" market. There is presently only a limited public market for our Common Stock, and there is no assurance that a ready public market for our securities will develop. It is likely that any market that develops for our Common Stock will be highly volatile and that the trading volume in such market will be limited. The trading price of our Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of drilling results by the Company and other events or factors. In addition, the U.S. stock market has from time to time experienced extreme price and volume fluctuations that have affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's securities.

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

Title To Properties

The Company's contract land professionals have reviewed title records or other title review materials relating to substantially all of its producing properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. The Company believes it has satisfactory title to all its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which the Company believes do not materially interfere with the use of or affect the value of such properties. At June 30, 2001, the Company's leaseholds for approximately 60% of its net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Employees

At June 30, 2001, the Company had no full time employees. In December 1997, the Company entered into a contract with an affiliate controlled by our President and Chief Executive Officer to provide certain technical, administrative and management services needed to conduct its business. The terms of the contract provided for personnel to be contracted at current market rates in effect at the time the agreement was executed. The Company believes that the terms of the contract are at least as favorable to the Company as are available from an unaffiliated third party.

Facilities

The Company's principal executive and administrative offices are located at 1720 Northwest Highway, Suite 320, Garland, Texas. The offices are subleased from an affiliate controlled by our President and Chief Executive Officer and the offices are subleased through October 31, 2001. The monthly amount charged to the Company is based on actual costs of materials and man-hours of the affiliates that are used pursuant to the terms of the agreement. The Company believes that there is other appropriate space available in the event the Company should terminate its current leasing arrangement.

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

William Vandever, during the period of time in which he served as the President and Chief Executive Officer of the Company, purportedly granted some preferential rights with respect to 75% of the Reagan leases in Section 11, Palo Pinto County, Texas, to participants in the re-work of the Reagan #2-11 well. Claims related to preferential rights with regard to the Reagan lease in Section 11 could materially and adversely affect the financial condition and the outlook of the Company. Based upon information obtained by the Company, the Company has filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.", against Kees, Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void. This suit also seeks monetary damages against the named defendants. This lawsuit was filed on April 26, 1999. The Company is pursuing this action vigorously. Some parties to the lawsuit have settled with the Company

Glossary of Oil and Gas Terms

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

         "3-D SEISMIC" means an advanced technology method by which a three dimensional image of the earth's subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, development and production.

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

William Vandever, during the period of time in which he served as the President and Chief Executive Officer of the Company, purportedly granted some preferential rights with respect to 75% of the Reagan leases in Section 11, Palo Pinto County, Texas, to participants in the re-work of the Reagan #2-11 well. Claims related to preferential rights with regard to the Reagan lease in Section 11 could materially and adversely affect the financial condition and the outlook of the Company. Based upon information obtained by the Company, the Company has filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.", against Kees, Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void. This suit also seeks monetary damages against the named defendants. This lawsuit was filed on April 26, 2000. The Company plans to vigorously pursue this action. Some parties to the lawsuit have settled with the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

During the first quarter of the fiscal year ended June 30, 2001, proxies were mailed to shareholders of record as of August 11, 2000 for the Annual Stockholder meeting that was held on September 13, 2000 in Dallas, Texas. Security holders were asked to ratify the selection of the Company's accounting firm, Philip Vogel & Co., PC, and to vote on directors of the Company with the directors elected to serve one year or until their replacement was elected.

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



                                     PART II


ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock had been thinly traded on the "over-the-counter" market under the symbol "RGAS" from 1980 through the fall of 1999; with Brookstreet Securities Corporation, 2361 Campus Dr. #210, Irvine, CA 92715 acting as the market maker. In 1999, the NASD approved the Company's request to change its trading symbol to "QBIC" and then to "QBIK" in connection with the Company's intention to change its corporate name to Cubic Energy, Inc.

At June 30, 2001, there were 29,989,616 shares of Common Stock outstanding held by approximately 800 shareholders of record.

In the fall of 1999, Roseland Oil And Gas, Inc. was merged into Cubic Energy, Inc., a Texas corporation and a wholly owned subsidiary of Roseland Oil And Gas, Inc. Under its Texas Articles Of Incorporation, Cubic is authorized to issue one class of 50,000,000 common shares, par value $0.05/share and one class of 10,000,000 preferred shares, par value $0.01/share. An exchange of one common share of Roseland for one common share of Cubic was effectuated in the merger. At the time of the merger, and as of June 30, 2001, there were no preferred shares of the Company outstanding.

The Company does not have a written cash dividend policy, has not paid cash dividends on its common stock in the past and does not expect to pay cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6. Management's Discussion And Analysis Or Plan Of Operations

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year in the two-year period ended June 30, 2001. The Company's Financial Statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

The Company's future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. We have an inventory of development drilling locations to pursue after the fiscal year ending June 30, 2001. If we are unable to economically acquire or find significant new reserves for development and exploitation, the Company's oil and gas production, and thus its revenues, would likely decline gradually as its reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The oil and gas markets have historically been very volatile, and any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations, and could result in a reduction in the carrying value of the Company's proved reserves and adversely affect its access to capital.

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


RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2001 TO FISCAL 2000 REVENUES

HISTORICALLY PRESENTED:
OIL AND GAS SALES increased 552% to $455,654 in the fiscal year ended June 30, 2001 ("fiscal 2001") from $69,850 in the fiscal year ended June 30, 2000 ("fiscal 2000"), primarily because of the April 27, 2001 transaction described herein.

OTHER REVENUES decreased to $0 in fiscal 2001 from $0 in fiscal 2000. This category of Other Revenue was totally comprised of income from property rental in fiscal 1999. This property was disposed of in fiscal 1999.

COSTS AND EXPENSES

HISTORICALLY PRESENTED:
PRODUCTION AND OPERATING EXPENSE increased 475% to $169,507 in the year ended June 30, 2001 ("fiscal 2001") from $29,500 in the year ended June 30, 2000 ("fiscal 2000") primarily because of the April 27, 2001 transaction described herein.

HISTORICALLY PRESENTED:
DEPRECIATION, DEPLETION AND AMORTIZATION increased 703% to $108,805 in fiscal 2000 from $13,544 in fiscal 1999. The increase was primarily due to the April 27, 2001 transaction described herein.

HISTORICALLY PRESENTED:
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("G&A") decreased 35% to $214,387 in the year ended June 30, 2001 ("fiscal 2001") from $331,463 in the year ended June 30, 2000 ("fiscal 2000") primarily because legal, accounting and audit costs resulting from the implementation of a new software system and the utilization of corporate personnel versus contract personnel.

HISTORICALLY PRESENTED:
INTEREST EXPENSE decreased to $0 in the year ended June 30, 2001 ("fiscal 2001") from $6,503 in the year ended June 30, 2000 ("fiscal 2000") primarily because of converting some company debt into equity in the Year 2000.

HISTORICALLY PRESENTED:
LOSS ON SALE OF ASSETS decreased to $0 in the year ended June 30, 2001 ("fiscal 2001") from $75,562 in the year ended June 30, 2000 ("fiscal 2000") primarily because all of the Comanche Energy, Inc. stock owned was sold in the Year 2000.

NET INCOME

HISTORICALLY PRESENTED:
Net loss decreased 42% to reflect a loss of $216,938 in fiscal 2001 from a loss of $372,895 in fiscal 2000 as a result of higher market prices for oil and gas, lower cost of operations from improved efficiency of field operations and operator reducing costs, reduction of G&A in accounting and audit fees, Depreciation, Depletion and Amortization reduced to reflect current reserve report projections and interest expense reduced by converting some company debt into equity.


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

The Company had a net working capital deficit of $676,583 at June 30, 2001.

The following discussion sets forth the Company's current plans for capital expenditures in fiscal 2002, and the expected capital resources needed to finance such plans.

CAPITAL EXPENDITURES

HISTORICALLY PRESENTED:
At the present time, the Company anticipates to increase spending on exploration and development activities during fiscal 2002 through the development of strategic alliances that will position the Company to take advantage of possible acquisition objectives that will fit into the Company's core activity areas of oil and gas production.

The Company will increase its planned activities for fiscal 2002 if product prices remain strong and if we are able to obtain the capital resources necessary to finance such activities. See "BUSINESS - DRILLING, EXPLORATION AND PRODUCTION ACTIVITIES."


WORKING CAPITAL AND CASH FLOW

HISTORICALLY PRESENTED:
During fiscal 2001, the Company generated cash flow from operating activities of $586,073.

The Company's deficit in working capital decreased to a deficit of $676,583 at June 30, 2001 from a deficit of $721,910 at June 30, 2000.

COMPARISON OF FISCAL 2001 TO FISCAL 2000 REVENUES

RESTATED PRESENTED COMBINED:
OIL AND GAS SALES increased 30% to $455,654 in the fiscal year ended June 30, 2001 ("fiscal 2001") from $351,414 in the fiscal year ended June 30, 2000 ("fiscal 2000").

RESTATED PRESENTED COMBINED:
OTHER REVENUES decreased to $0 in fiscal 2001 from $0 in fiscal 2000. This category of Other Revenue was totally comprised of income from property rental in fiscal 1999. This property was disposed of in fiscal 1999.

COSTS AND EXPENSES

RESTATED PRESENTED COMBINED:
PRODUCTION AND OPERATING EXPENSE increased 74% to $169,507 in the year ended June 30, 2001 ("fiscal 2001") from $97,552 in the year ended June 30, 2000 ("fiscal 2000").

RESTATED PRESENTED COMBINED:
DEPRECIATION, DEPLETION AND AMORTIZATION decreased 39% to $108,805 in fiscal 2001 from $177,916 in fiscal 2000. The decrease was primarily attributable to a non-recurring accounting adjustment due to the Company's revised annual reserve analysis.

RESTATED PRESENTED COMBINED:
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("G&A") decreased 36% to $214,387 in the year ended June 30, 2001 ("fiscal 2001") from $332,548 in the year ended June 30, 2000 ("fiscal 2000") primarily because legal, accounting and audit costs resulting from the implementation of a new software system and the utilization of corporate personnel versus contract personnel.

RESTATED PRESENTED COMBINED:
INTEREST EXPENSE decreased to $0 in the year ended June 30, 2001 ("fiscal 2001") from $6,651 in the year ended June 30, 2000 ("fiscal 2000") primarily because of converting some company debt into equity in the Year 2000.

RESTATED PRESENTED COMBINED:
LOSS ON SALE OF ASSETS decreased to $0 in the year ended June 30, 2001 ("fiscal 2001") from $75,562 in the year ended June 30, 2000 ("fiscal 2000") primarily because all of the Comanche Energy, Inc. stock owned was sold in the Year 2000.

NET INCOME

RESTATED PRESENTED COMBINED:
Net loss decreased 9% to reflect a loss of $216,938 in fiscal 2001 from a loss of $237,843 in fiscal 2000 as a result of higher market prices for oil and gas, lower cost of operations from improved efficiency of field operations and operator reducing costs, reduction of G&A in accounting and audit fees, Depreciation, Depletion and Amortization reduced to reflect current reserve report projections and interest expense reduced by converting some company debt into equity.

LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
RESTATED PRESENTED COMBINED:
The Company's primary financial resource is its oil and gas reserves. The Company does not have any credit facilities to supplement its internally generated cash flow as a source of financing for its capital expenditure programs. Product prices, over which we have no control, have a significant impact on revenues from production and the value of such reserves and thereby on the Company's borrowing capacity in the event the Company determines to borrow funds. Within the confines of product pricing, the Company must be able to find and develop or acquire oil and gas reserves in a cost effective manner in order to generate sufficient financial resources through internal means to complete the financing of its capital expenditure program.

The Company had a net working capital deficit of $676,583 at June 30, 2001.

The following discussion sets forth the Company's current plans for capital expenditures in fiscal 2002, and the expected capital resources needed to finance such plans.


CAPITAL EXPENDITURES

RESTATED PRESENTED COMBINED:
At the present time, the Company anticipates to increase spending on exploration and development activities during fiscal 2002 through the development of strategic alliances that will position the Company to take advantage of possible acquisition objectives that will fit into the Company's core activity areas of oil and gas production.

The Company will increase its planned activities for fiscal 2002 if product prices remain strong and if we are able to obtain the capital resources necessary to finance such activities. See "BUSINESS - DRILLING, EXPLORATION AND PRODUCTION ACTIVITIES."


WORKING CAPITAL AND CASH FLOW

RESTATED PRESENTED COMBINED:
During fiscal 2001, the Company generated a cash flow deficit from operating activities of $586,073.

The Company's deficit in working capital decreased to a deficit of $676,583 at June 30, 2001 from a deficit of $721,910 at June 30, 2000.

CAPITAL RESOURCES

The Company cannot be certain that the funds which will be available from the completed and pending sales of assets, combined with operating cash flow, will be adequate to fund the projected capital expenditures for fiscal 2002. However, because future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company's success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities.

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


INFLATION

Although the level of inflation affects certain of the Company's costs and expenses, inflation did not have a significant effect on the Company's results of operations during fiscal 2001.


INFORMATION SYSTEMS FOR THE YEAR 2000

The Company completed implementation of a "Year 2000 Plan" in the fiscal year ended June 30, 2000; and through June 30, 2001, the Company experienced no effects of its information systems from "Y2K". Though not expected, it is still possible that "Y2K" issues could have a material effect on the operations, productivity, and profitability of the Company.


ITEM 7. FINANCIAL STATEMENTS

The  Report  of   Independent   Accountants,   Financial   Statements   and  any
supplementary financial data required by this Item are set forth on pages F1 through F23 of this Report and are incorporated herein by reference.




                                   PART III

ITEM 8.  Directors,  Executive  Officers,  Promoters and Control  Persons of the
Registrant; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of each director and executive officer and the period during which each has served as a director of the
Company:

NAME                           AGE     POSITION WITH ROSELAND                DIRECTOR SINCE
------                         ---     ---------------------                 --------------

Calvin Wallen III              46      Chairman of the Board, President         1997
                                       & Chief Executive Officer

Jon S. Ross                    37      Director, Secretary                      1998

Gene Howard                    74      Director                                 1991


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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To the Company's knowledge, based solely on a review of the copies of the reports required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, that have been furnished to the Company and written representations that no other reports were required, during the year ended June 30, 2001 all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners have been met.


ITEM 9. Executive Compensation

The total compensation for the three fiscal years ended June 30, 2000, for Calvin Wallen III, the Company's current Chief Executive Officer and Jon S. Ross, the Company's current Secretary is set forth below in the following Summary Compensation Table. No other person received cash compensation in excess of $100,000 during the fiscal year ended June 30, 2000.

SUMMARY COMPENSATION TABLE
                                           Fiscal     Annual   Other Annual
Name and Principal Position                 Year      Salary   Compensation
---------------------------                ------     ------   ------------
Calvin Wallen III, President and CEO       2001          0           0
                                           2000          0           0
                                           1999          0           0
Jon S. Ross, Secretary                     2001          0           0
                                           2000          0           0
                                           1999          0           0

There were no options granted or exercised by any of the Company's directors or officers.

ITEM 10. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of the Company's Common Stock beneficially owned, as of June 30, 2001 by (i) each person known to the Company to beneficially own more than 5% of the Common Stock of the Company (the only class of voting securities now outstanding), (ii) each director and executive officer, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the number of shares and percentage of ownership of Common Stock for each of the stockholders set forth below assumes that shares of Common Stock that the stockholder may acquire within sixty days of June 30, 2001 are outstanding.

                                           NUMBER               APPROXIMATE
NAME AND ADDRESS                          OF SHARES          PERCENT OF CLASS
------------------                        ---------          ----------------

Calvin Wallen III                          9,912,804 /1/              33.1%
1720 Northwest Highway, Ste. 320
Garland, TX  75041

William Bruggeman                         10,872,996 /2/              36.3%
20 Anemone Circle
North Oaks, MN  55127

Gene Howard                                  322,245 /3/               1.1%
2402 East 29th St.
Tulsa, OK   74114

Jon S. Ross                                   50,000                   0.2%
1720 Northwest Highway, Ste. 320
Garland, TX  75041

All officers and directors
as a group (3 persons):                   10,285,049                  34.3%

*Less than one percent.

/1/ Includes 3,500,000 shares held by Earthstock Resources, Inc., a company controlled by Mr. Wallen, and 736,504 shares held by Tauren Exploration, Inc., an entity controlled by Mr. Wallen.

/2/ Includes 500,000 shares held by Diversified Dynamics Corp., a company controlled by William Bruggeman, includes 120,000 shares owned by Consumer Products Corp. in which Mr. Bruggeman's wife Ruth is a joint owner, and includes 2,500,000 shares held jointly by William Bruggeman & Ruth Bruggeman JTWROS

/3/ All 322,245 shares are held by Mr. Howard's wife, Belva, of which Mr. Howard claims no beneficial ownership


ITEM 11. Certain Relationships and Related Transactions

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

The terms of the contract provided for personnel to be contracted at current market rates in effect at the time the agreement was executed. In addition, the offices are subleased from an affiliate controlled by our President and Chief Executive Officer and the offices are subleased through October 31, 2001. The monthly amount charged to the Company is based on actual costs of materials and man-hours of the affiliates that are used pursuant to the terms of the agreement. As of June 30, 2001, the Company had accumulated $790,098 in accounts payable due affiliates that includes the amounts owed for personnel and leasing of office space.

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

On April 27, 2001, the Company completed an exchange offer pursuant to which it acquired (i) certain direct working interests in producing oil and/or natural gas wells (the "Working Interests") and (ii) all of the outstanding membership units in four privately held limited liability companies and approximately 9.85% of the working interest in another privately held limited liability company, all of which are engaged in oil and/or natural gas exploration and production. The Working Interests consist of between 15% and 45% working interests in fourteen
(14) wells. The Working Interests are part of projects operated by Tauren Exploration, Inc. ("Tauren"), an independent energy company, and Fossil Operating, Inc. ("Fossil") acts as the operator for some of the properties. Calvin Wallen III, a material shareholder, director and officer of the Company is the sole shareholder, director and officer of Tauren and Fossil. The relationship between the Company and each of Tauren and Fossil were approved by the disinterested directors of the Company. The exchange offer was made to and was accepted by the various individual holders of the interests acquired. The Working Interests and the properties held are located in Texas and Louisiana. The consideration paid to the individuals who accepted the exchange offer was determined based on the Company's valuation of the reserves underlying the interests acquired. The value of the Company's common stock for purpose of the exchange offer was deemed to be $0.50 per share. In connection with the exchange offer, the Company issued approximately 11,141,256 shares of the Company's common stock. In addition, as consideration for services rendered with respect to this exchange offer, C. K. Cooper & Company, and/or its principals and employees, received 111,413 shares of the Company's common stock.


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

         23.1* -- Consent of Philip Vogel & Co., PC
         27.1* -- Financial Data Schedule.

         * Filed herewith.

B. Reports on Form 8-K.
The Company filed an 8-K on May 11, 2001 with the Securities and Exchange Commission describing the April 27, 2001 transaction.


SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 28TH DAY OF SEPTEMBER, 2001.


                                                   Cubic Energy, Inc.

                                                   By: /s/  Calvin Wallen III
                                                   --------------------------
                                                   CALVIN WALLEN III
                                                   PRESIDENT AND CHIEF
                                                   EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


SIGNATURE                        TITLE                              DATE


/s/ Calvin Wallen III     President, Chief Executive          September 28, 2001
-----------------------   Officer and Director
Calvin Wallen III         (Principal Executive Financial,
                          Accounting Officer)

/s/ Jon Stuart Ross
                          Director, Secretary                 September 28, 2001
-----------------------
Jon Stuart Ross


/s/ Gene Howard           Director                            September 28, 2001
-----------------------
Gene Howard

                               CUBIC ENERGY, INC.

                              FINANCIAL STATEMENTS
                                       and
                          INDEPENDENT AUDITORS' REPORT

                             JUNE 30, 2001 AND 2000

                               CUBIC ENERGY, INC.

                              FINANCIAL STATEMENTS
                                       and
                          INDEPENDENT AUDITORS' REPORT

                             JUNE 30, 2001 AND 2000




                          INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----

Report of Independent Auditors                                           F1-2

Balance Sheets                                                           F3-4

Statements of Operations                                                   F5

Statements of Changes in Stockholders' Equity                            F6-7

Statements of Cash Flows                                                   F8

Notes to Financial Statements                                           F9-23

                               CUBIC ENERGY, INC.


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Cubic Energy, Inc.



We have audited the balance sheets of Cubic Energy, Inc., a Texas corporation, as of June 30, 2001, and 2000, and the related statements of operations, of changes in stockholders' equity and of cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cubic Energy, Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                  /s/ PHILIP VOGEL & CO. PC




                                                  Certified Public Accountants

Dallas, Texas
September 24, 2001

                               CUBIC ENERGY, INC.


                         CONSENT OF INDEPENDENT AUDITORS



Cubic Energy, Inc.



We hereby consent to the use in the Form 10-KSB filing of our report dated September 24, 2001 relating to the balance sheet of Cubic Energy, Inc. as of June 30, 2001 and 2000 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended, which are contained in that filing.




                                                  /s/  Philip Vogel & Co., PC


                                                       PHILIP VOGEL & CO., PC

Dallas, Texas
September 27, 2001



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                CUBIC ENERGY, INC
                                  BALANCE SHEET
                         June 30, 2001 and June 30, 2000


                                     ASSETS

                                                                                    (Restated)
                                                     June 30, 2001                June 30, 2000
Current Assets:
   Cash and cash equivalents                    $              85,208        $                 931
   Accounts receivable                                         38,816                      119,574
                                                -------------------------    -------------------------

          Current asserts                                     124,024                      120,505


Property and equipment, at cost
   Oil and gas properties                                   7,210,335                    7,196,377
   Office and other equipment                                     910                          910
                                                -------------------------    -------------------------

           Total property and equipment                     7,211,245                    7,197,287

    Less accumulated depreciation,
     depletion and amortization                               562,964                      454,159
                                                -------------------------    -------------------------

            Net property and equipment                      6,648,281                    6,743,128


             TOTAL ASSETS                       $           6,772,305        $           6,863,633
                                                =========================    =========================




                                CUBIC ENERGY, INC
                                  BALANCE SHEET
                         June 30, 2001 and June 30, 2000


                        LIABILITIES & STOCKHOLDERS EQUITY


                                                                                            (Restated)
                                                            June 30, 2001                 June 30, 2000
Current Liabilities:
    Accounts payable and accrued expenses                $              10,509           $           49,963
    Due to affiliates                                                  790,098                      664,701
                                                     ----------------------------    -------------------------

          Total current liabilities                                    800,607                      714,664

Noncurrent    Liabilities:
    Deferred income taxes                                              471,800                            0

Commitments and contingencies (Note I)

Stockholders' equity:
    Preferred stock - $.01 par value,
    Authorized 10,000,000 shares, issued none            $                   0           $                0
    Common stock, -$.05 par value, authorized
    50,000,000 shares, issued 29,989,616 of
    as of June 30, 2001
    30,058,202 shares in as of June 30, 2000                         1,499,481                    1,502,911
    Additional paid in capital                                       7,867,389                    7,965,823
    Accumulated deficit                                             (3,866,972)                  (3,319,765)
                                                     ----------------------------    -------------------------

         Total stockholders' equity                                  5,499,898                    6,148,969


              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                       $           6,772,305           $        6,863,633
                                                     ============================    =========================




                                CUBIC ENERGY, INC
                             STATEMENT OF OPERATIONS
                For the Years Ended June 30, 2001, 2000 and 1999

                                                                                  (Restated)             (Restated)
                                                        June 30, 2001            June 30, 2000         June 30, 1999
Revenue:
   Oil and gas sales                                   $        455,654         $       351,414        $       87,348
   Rental income from operating leases                                0                       0                 5,513
   Preferred return                                             272,938                  78,448                     0
                                                    -----------------------  ---------------------- ---------------------

          Total revenue                                         728,592                 429,862                92,861

Costs and expenses:
   Oil and gas production, operating
    and development costs                                       169,507                  97,552                67,851
   Selling, general and administrative expense                  214,387                 332,548               461,335
   Depreciation, depletion and amortization                     108,805                 177,916                83,676
                                                    -----------------------  ---------------------- ---------------------

            Total costs and expenses                            492,699                 608,016               612,862


Operating income (loss)                                         235,893                (178,154)             (520,001)

Non-operating income (expenses):
   Gain (loss) on sale of assets                                      0                 (75,562)                    0
    Other income (loss)                                          18,969                  22,524               (12,193)
   Interest expense                                                   0                  (6,651)              (12,043)
                                                    -----------------------  ---------------------- ---------------------

             Total non-operating income (expenses)               18,969                 (59,689)              (24,236)


Income (loss) before income tax                                 254,862                (237,843)             (544,237)
                                                    -----------------------  ---------------------- ---------------------

Provision for income taxes                                      471,800                       0                     0

             Net loss                                  $       (216,938)        $      (237,843)       $     (544,237)

Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities                               0                       0                 4,836
   Reclassification adjustment                                        0                  33,914                     0
                                                    -----------------------  ---------------------- ---------------------

Comprehensive loss                                             (216,938)               (203,929)             (539,401)
                                                    =======================  ====================== =====================

Net loss per common share - basic and diluted          $          (0.01)        $        (0.01)        $        (0.02)




                                                                             F-6

                               CUBIC ENERGY, INC.
                      (FORMERLY ROSELAND OIL AND GAS, INC.)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999


                                                          Cumulative                  Common Stock                Additional
                                                           preferred             Shares            Par             paid-in
                                                             stock            Outstanding         Value            Capital
Balance, June 30, 1998 - restated                                0             17,730,847   $       886,543    $     2,385,400

   Net loss, year ended June 30, 1998                            0                      0                 0                  0
   Stock Issued - previously subscribed                          0                200,000            10,000            100,000
   Stock Issued - services rendered                              0                178,500             8,925             80,325
   Stock Issued - to settle lawsuit
      (Regal Petroleum)                                          0                129,000             6,450                  0
   Stock issued to effect business combination                                  6,807,209           340,360          2,792,825
   Unrealized gain on securities                                                        0                 0                  0
   Warrants Exercised                                                                   0                 0                  0
   Distributions from unincorporated entities
     acquired in business combination                            0                      0                 0            (25,415)
   Capitalization of earnings of unincorporated
     entities acquired in business combination                                          0                 0            (28,303)

Balance, June 30, 1999 - restated                                0             25,045,556   $     1,252,278    $     5,556,245

   Net loss, year ended June 30,2000                                                    0                 0                  0
   Stock issued - conversion of notes payable                    0                439,600            21,980            124,554
   Stock issued - previously subscribed                          0                240,000            12,000            108,000
   Stock issued to effect business combination lawsuit           0              4,334,046           216,703          1,902,244
   Stock purchase                                                0                 (1,000)              (50)              (450)
   Contributions (net) to unincorporated
     entities acquired in business combination                   0                      0                 0            140,178
   Capitalization of earnings of unincorporated
     entities acquired in business combination                   0                      0                 0            135,052
   combination
   Reclassification adjustment on sale of
     Securities                                                  0                      0                 0                  0

Balance, June 30, 2000 - restated                                0             30,058,202   $     1,502,911    $     7,965,823

   Net loss, year ended June 30, 2001                            0                      0                 0                  0
   Retirement of stock                                           0              (180,000)           (9,000)              9,000
   Distributions (net) from unincorporated                       0
     entities acquired in business combination                                          0                 0          (487,838)
   Capitalization of earnings of unincorporated                  0
     entities acquired in business combination                   0                      0                 0            330,269
   Stock issued to service provider                                               111,412             5,570             50,135

Balance, June 30, 2001                                           0             29,989,614   $     1,499,481    $     7,867,389


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



                                           Accumulated
        Stock                                Other               Total
    subscriptions       Accumulated       comprehensive      stockholders'
        Paid              deficit             Loss              Equity
   ---------------    ---------------    ---------------    ---------------

   $       110,000    $    (2,430,936)   $       (38,750)   $     1,163,670

                 0           (544,237)                 0           (544,237)
          (110,000)                 0                  0                  0
                 0                  0                  0             89,250

                 0                  0              6,450
                 0                  0          3,133,185
                 0                  0              4,836              4,836
           120,000                  0            120,000

                 0                  0                  0            (25,415)

                 0             28,303                  0                  0
   ---------------    ---------------    ---------------    ---------------

   $       120,000    $    (2,946,870)   $       (33,914)   $     3,947,739

                 0           (237,843)                 0           (237,843)
                 0                  0                  0            146,534
          (120,000)                 0                  0                  0
                 0                  0                  0          2,118,947
                 0                  0                  0               (500)

                 0                  0                  0            140,178

                 0           (135,052)                 0                  0

                 0             33,914             33,914
   ---------------    ---------------    ---------------    ---------------

   $             0    $    (3,319,765)   $             0    $     6,148,969


                 0           (216,938)                 0           (216,938)

                 0                  0                  0           (487,838)

                 0           (330,260)                 0                  0
                 0                  0                  0             55,705
   ---------------    ---------------    ---------------    ---------------

   $             0    $    (3,866,972)   $             0    $     5,499,898
   ===============    ===============    ===============    ===============


                                                                             F-8
                               CUBIC ENERGY, INC.

                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                                         (Restated)     (Restated)
                                                             2001           2000           1999
Cash flows from operating activities:
 Net loss                                                $  (216,938)   $  (237,843)   $  (544,237)
 Adjustments to reconcile net loss to cash
       provided (used) by operating activities:
    Depreciation, depletion and amortization                 108,805        177,913         83,676
    (Gain) loss on sale of assets                                  0         75,562              0
    Deferred tax provision                                   471,800              0              0
    Non-cash interest expense                                      0          6,039              0
    Stock issued for services                                 55,705              0              0
    Change in assets and liabilities:
     (Increase) decrease in accounts receivable               80,758        (95,374)         6,180
     (Increase) decrease in other assets                           0              0         (4,252)
     Increase in loan from affiliates                        125,397        209,353        259,723
     Increase (decrease) in accounts payable
       and accrued liabilities                               (39,454)       (51,002)        43,442
                                                         -----------    -----------    -----------

      Net cash provided (used) by operating activities   $   586,073    $    84,648    $  (155,468)
                                                         -----------    -----------    -----------

Cash flows from investing activities:
 Proceeds from sale of securities                        $         0    $    60,063    $         0
 Proceeds from disposal of property and equipment                  0              0         38,000
 Purchase of property and equipment                          (13,958)    (2,618,990)    (2,716,022)
                                                         -----------    -----------    -----------

      Net cash provided (used) by investing activities   $   (13,958)   $(2,558,927)   $(2,678,022)
                                                         -----------    -----------    -----------

Cash flows from financial activities:
 Proceeds from stock subscriptions                       $         0    $         0    $   120,000
 Capital contributions in acquired entities                        0      2,282,233      2,881,478
 Purchase of outstanding stock                                     0           (500)             0
 Capital distributions from acquired entities               (487,838)             0              0
                                                         -----------    -----------    -----------

      Net cash provided (used) by financing activities   $  (487,838)   $ 2,281,733    $ 3,001,478
                                                         -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents     $    84,277    $  (192,546)   $   167,988

Cash and cash equivalents:
 Beginning of year                                               931        193,477         25,489
                                                         -----------    -----------    -----------

 End of year                                             $    85,208    $       931    $   193,477
                                                         ===========    ===========    ===========

Supplemental cash flows information:
Cash paid during the year for:
    Interest                                                       0              0              0
    Income taxes                                                   0              0              0


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note A - Background and general:

         Cubic Energy, Inc. ("Company") is engaged in domestic crude oil and natural gas exploration, development and production, with primary emphasis on the production of oil and gas reserves through acquisitions of proved, producing oil and gas properties in the states of Texas, Oklahoma and Louisiana.

         On April 27, 2001, the Company completed a nontaxable transaction whereby it exchanged shares of stock for the ownership interests of various entities engaged in the production of oil and gas. As more fully described in Note L, this transaction was accounted for under the provisions of APB Opinion No. 16, as a pooling of interests. Accordingly, the financial statements as of June 30, 2000, and for the two years then ended have been restated to reflect the combined operations of the separate companies. The results of operations for the year ended June 30, 2001, reflect the combined statements of the separate companies through the date of combination, and the operations of the merged companies after that date.

         All significant intercompany transactions have been eliminated in the combinations. Adjustments to previously issued statements also include capitalization of undistributed earnings of the acquired entities as additional paid-in capital. The acquired entities were not tax-paying companies and therefore no provision for deferred taxes had been accrued in prior periods. Accordingly, a deferred tax liability (expense) has been reflected in the current period to record the difference in the book and tax bases of the acquired entities pursuant to the business combination.

Note B - Significant accounting policies:

         Office and other equipment
         --------------------------

         Office and other equipment are stated at cost and depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Depreciation and amortization of office and other equipment amounted to $0, $20 and $173 for the years ended June 30, 2001, 2000 and 1999, respectively.

         Full cost method of accounting for oil and gas properties
         ---------------------------------------------------------

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

                              CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


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

         Note B - Significant accounting policies (continued):

         Depletion of producing oil and gas properties amounted to $108,805, $177,916 and $73,839 for the years ended June 30, 2001, 2000 and 1999, respectively (as restated).

         Income taxes
         ------------

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

         Earnings (loss) per common share
         --------------------------------

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

         As discussed in Note F, there were no dilutive securities during the years ended June 30, 2001, 2000 and 1999. The weighted average number of common and common equivalent shares outstanding was 29,951,349, 29,949,052, and 25,045,556 for the years ended June 30, 2001, 2000 and 1999, respectively as restated for the business combination.

                              CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note B - Significant accounting policies (continued):

         Impairment of long-lived assets and long-lived assets to be disposed of
         -----------------------------------------------------------------------

         The Company has adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended June 30, 2001, 2000 and 1999, the Company's analyses indicated that there was not an impairment of its long-lived assets.

         Concentration of credit risk
         ----------------------------

         Financial instruments which potentially subject the Company to a concentration of credit risk consists primarily of trade accounts receivable with a variety of local, national, and international oil and natural gas companies. Such credit risks are considered by management to be limited due to the financial resources of the oil and natural gas companies.

         Cash equivalents
         ----------------

         For purposes of the statements of cash flows, the Company considers all certificates of deposit and other financial instruments with maturity dates of three months or less to be cash equivalents.

         Comprehensive income
         --------------------

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

         Use of estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                              CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


         Certain significant estimates
         -----------------------------

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

         Oil and gas revenue
         -------------------

         The Company recognizes oil and gas revenues by the sales method as oil and gas production is sold. Differences between sales and production volumes during the years ended June 30, 2001, 2000 and 1999 were not significant.

         Preferred return
         ----------------

         Certain of the entities acquired in the business combination described in Note L had agreements with the promoter/operator of the oil and gas properties that provided for a minimum annual production volume. The companies had no obligation to refund such payments and, accordingly, the payments received by those entities have been recorded as income in the periods they were received. Effective on the date of combination, all such agreements were cancelled.

         Fair value of financial instruments
         -----------------------------------

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

                              CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


for sale and they were reported at fair market value. During the year ended June 30, 2000, the Company sold all of its stock in Comanche and recognized a loss on the sale of securities of $75,562.

Note D - Long-term debt:

         At June 30, 2001 and 2000, the Company had no long-term debt outstanding or commitments related thereto.

         The Minneapolis Group consisted of nine individuals all holding promissory notes dated October 1, 1996 with an interest rate of 10% per annum and various installment payments, each with a maturity date of April 1, 2002. The notes collateralized by various oil and gas properties. Holders of the promissory notes representing the Minneapolis Group were entitled, at the holder's option, at any time on or before the date on which the note is paid in full, to convert the principal amount of the note and any accrued interest into fully paid and non-assessable shares of common stock at a conversion price of three shares of common stock for each $1.00 of outstanding balance. Effective October 1, 1999, the holders of these notes converted $146,534, representing all principal and accrued interest, into 439,600 shares of common stock.


Note E - Stockholders' equity:

         The Company's authorized capital is 50,000,000 shares of $0.05 par value common stock and 10,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock are issued or outstanding at June 30, 2001 and 2000.

         Stock purchase agreement
         ------------------------

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

         Warrants
         --------

         Under a Limited Offering Memorandum in 1996, the Company issued 470,000 warrants to purchase one share of common stock for each warrant at $.50 per share of common stock. These warrants were scheduled to expire December 28, 1998, and contained a provision for extending the expiration date. The Company did not extend the exercise period of the warrants. As of December 30, 1998, warrant holders had exercised 240,000 warrants for a total of $120,000 which was used primarily to fund the settlement of the Regal Petroleum lawsuit described in Note I and to pay other debt incurred by former management. The Company also issued 43,000 new warrants in



                              CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



connection with the Regal Settlement Agreement, exercisable at $1.00 per share of common stock and expiring December 31, 2000. These warrants expired without being exercised.

Note F - Loss per common share:

    Net loss per common share is computed as follows:

                                                                        2001                2000                1999
                                                             --------------------------------------------------------------
                 Net loss available to stockholders
                                                             $         (216,938)  $        (237,843)  $        (544,237)

                 Weighted average number of shares of                29,951,349          29,949,052          25,045,556
                 common stock

                 Loss per common share                       $            (0.01)  $           (0.01)  $           (0.02)


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

         On December 1, 1997, the Company entered into a contract with Tauren to provide the necessary technical, administrative and management expertise needed to conduct its business. The Company has no full-time employees. The Company's offices are subleased from Tauren. The monthly amount charged to the Company is based on actual costs of materials and labor hours of Tauren that are used pursuant to the terms of an agreement. Tauren also paid various organization costs and consulting fees on behalf of the Company. As of June 30, 2001 and 2000, the Company owed Tauren $$790,098 and $664,701, as a result of charges to the Company of $125,328 and $230,034 for the years then ended, respectively.

         In addition, the wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating Inc. ("Fossil"), which is owned 100% by the Company's President and Chief Executive Officer, Calvin Wallen
III. As of June 30, 2001 and 2000, the Company owed Fossil $69 and $16,276, in lease operating expenses.



                              CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note H - Income taxes:

         Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2000, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved. Pursuant to the business combination described in Note L, the tax benefits of net operating loss carryforwards at June 30, 2001, have been utilized to partially offset the liability for deferred taxes arising from that transaction. Therefore, no valuation allowance was considered necessary at June 30, 2001.

         The   components  of  the  net  deferred   federal  income  tax  assets
(liabilities) were as follows:

                                                                  2001                2000
                                                          -----------------   -----------------
       Deferred tax assets:
          Net operating loss carryforwards                $       393,198     $       868,012
          Capital loss carryforwards                               11,334              25,691
                                                          -----------------   -----------------
                                                          $       404,532     $       893,703
       Deferred tax liabilities:
          Depletion basis of assets and related           $      (876,332)    $      (300,181)
       accounts
                                                          -----------------   -----------------

       Net deferred tax (liabilities) assets
       before valuation allowance                         $      (471,800)    $       593,522

       Valuation allowance                                              0            (593,522)
                                                          -----------------   -----------------

       Net deferred tax (liabilities) assets              $       (471,800)   $             0
                                                          =================   =================




                              CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note H - Income taxes (continued):

         The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended June 30, 2001, 2000 and 1999:

                                                                          (Restated)   (Restated)
                                                               2001         2000         1999

           Tax provision (benefit) calculated at statutory   $  82,646    $ (76,009)   $(294,688)
           rate

           Increase (reductions) in taxes due to:
             Acquired entities nontaxable                     (105,097)     (25,019)       9,623
             Excess of book basis over tax
               basis of acquired entities
               previously unrecorded                           471,800            0            0
             Losses not providing tax benefits                  22,451      101,028      285,065

           Current federal income tax provision              $ 471,800    $       0    $       0

           Change in valuation allowance                     $(593,522)   $  85,770    $ 284,509


As discussed above, the Company has recorded a deferred tax liability which primarily represents the effects of the business combination described in Note
L. Since the acquired entities were nontaxable, they did not record a deferred tax liability for the excess of the book basis of assets over the tax basis, which generally resulted from expensing intangible drilling costs for tax purposes. The Company is required, under the provisions of APB 16 and SFAS 109, to record the effects of the combination in the period the combination occurs, rather than as part of the restatement of the financial statements

         As of June 30, 2001, the Company had net operating loss carry-forwards of approximately $2,622,000, which are available to reduce future taxable income and the related income tax liability. These carry-forwards expire as follows:

                                                       Net operating
                                        Year               losses
                                   -----------      ---------------------

                                        2007        $          134,200
                                        2011                   431,100
                                        2012                   205,100
                                        2013                   639,800
                                        2018                   838,400
                                        2019                   351,400
                                        2020                    22,000
                                                    ---------------------
                                                    $        2,622,000
                                                    =====================

                              CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note I - Commitments and contingencies:

         Key personnel
         -------------

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

         Environmental matters
         ---------------------

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

         Litigation matters
         ------------------

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



                              CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


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

Note J - Cost of oil and gas properties:

         Costs incurred
         --------------

         Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration, and development activities for the years ended June
30, 2001, 2000 and 1999 were as follows:

                                           2001              2000              1999
                                     --------------------------------------------------
           Property acquisition      $      13,959   $     2,618,589   $     2,971,073
           Exploration                           0                 0                 0
           Development                           0                 0                 0
                                     --------------------------------------------------

                                     $      13,959   $     2,618,589   $     2,971,073
                                     ==================================================

         In addition to the costs reflected above for the year ended June 30, 1999, capitalized costs were increased by $330,492 representing the amount of loss on sale of oil and gas properties which was accounted for under the full cost method as described in Note B.

         Capitalized costs
         -----------------

         The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at June 30, 2001 and 2000 were as follows:



                              CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



                                                                 (Restated)
                                                       2001         2000
                                                    ----------   ----------

               Proved properties                    $7,210,335   $7,196,377
               Unproved properties                           0            0
                                                    ----------   ----------

                                                    $7,210,335   $7,196,377

               Accumulated depreciation,
                  depletion and amortization           562,054      453,249
                                                    ----------   ----------

               Net properties                       $6,648,281   $6,743,128
                                                    ==========   ==========


    Results of operation

         The results of operations from oil and gas producing activities for the years ended June 30, 2001, 2000 and 1999 were as follows:

                                                                                    (Restated)          (Restated)
                                                                  2001                2000               1999
           Revenues:
              Revenues from unaffiliated customers               $455,654            $351,414            $87,348
              Preferred return                                    272,938              78,448                  0

                                                                 $728,592            $429,862            $87,348
           Expenses:
             Production costs                                    $169,507             $97,552            $67,851
             Exploration expenses                                       0                   0                  0
             Abandonments                                               0                   0                  0
             Depreciation, depletion and amortization             108,805             177,916             83,676

                                                                 $278,312            $275,468           $151,527

           Results before income taxes                           $450,280            $154,394           $(64,179)
           Provision for income taxes                                   0                   0                  0

           Results of operations (excluding corporate
              overhead and interest expense)                     $450,280            $154,394           $(64,179)



Note K - Oil and gas reserves information (unaudited):

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



                              CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note K - Oil and gas reserves information (unaudited) (continued):

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

         If reduced, the carrying amount of capitalized oil and gas properties may be reduced materially in the near term. The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 2001, 2000 and 1999 together with the changes therein (prior years have not been restated).

                                                                                    Natural Gas (Mcf)
                                                                        2001            2000             1999
                   Proved developed and undeveloped reserves:
                      Beginning of year                               2,847,794       3,138,923        5,185,942
                      Revisions of previous estimates                   170,507        (270,441)      (2,363,513)
                      Purchases of reserves in place                  1,291,403               0                0
                      Extensions and discoveries                              0               0          546,998
                      Production                                        (82,111)        (20,688)         (21,129)
                      Sales of reserves in place                                              0         (209,375)

                   End of year                                        4,227,593       2,847,794        3,138,923



                                                                                  Oil and condensate (Bbls)
                                                                        2001            2000             1999

                   Proved developed and undeveloped reserves:
                      Beginning of year                                 132,048         131,789          141,292
                      Revisions of previous estimates                      (454)              0           (4,899)
                      Purchases of reserves in place                          0               0                0
                      Extensions and discoveries                              0             297              604
                      Production                                              0             (38)            (667)
                      Sales of reserves in place                              0               0           (4,541)

                   End of year                                          131,594         132,048          131,789




                              CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note K - Oil and gas reserves information (unaudited) (continued):

         Standardized  measure of discounted  future net cash flows  relating to
         -----------------------------------------------------------------------
proved reserves
---------------

The standardized measure of discounted future net cash flows was calculated by applying current year-end prices, considering fixed and determinable price changes only to the extent provided by contractual arrangements or law, to estimated future production, less future expenditures (based on current costs) to be incurred in developing proved undeveloped and proved producing oil and gas reserves, and future income taxes. The resulting future net cash flows were discounted using a rate of 10 percent per annum (Table 1). The standardized measure of discounted net cash flow amounts contained in the following tabulation does not purport to represent the fair market value of the Company's oil and gas proved by drilling or production history. There are significant uncertainties inherent in estimating timing and amount of future costs. In addition, the method of valuation utilized, is based on current prices and costs and the use of 10 percent discount rate, and is not necessarily appropriate for determining fair value (Table 2).


         The following is the estimated standardized measure relating to proved oil and gas reserves at June 30, 2001, 2000 and 1999 (prior years have not been restated):

          Table 1                                              2001                 2000                1999
          -------
          Future cash flows                                $19,657,207          $17,516,546         $ 9,522,716
          Future production costs                             (641,742)            (456,000)           (456,000)
          Future development costs                            (680,000)            (655,000)           (480,000)
          Future severance tax expense                      (1,618,185)          (1,446,411)           (782,646)
          Future income taxes                               (2,507,592)          (3,308,762)         (1,951,018)

          Future net cash flows                            $14,209,688          $11,650,373         $ 5,853,052

          Ten percent annual discount for estimated
             timing of net cash flows                       (3,189,667)          (3,907,535)         (1,990,038)

          Standardized measure of
            discounted future net cash flows               $11,020,021          $ 7,742,838         $ 3,863,014


         Following is an analysis of changes in the estimated standardized measure of proved reserves during the years ended June 30, 2001, 2000 and 1999 (prior years have not been restated):



                                                                            F-22

                              CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



        Table 2                                          2001           2000           1999
        -------
        Changes from:
           Sale of oil and gas produced              $   341,403    $   (40,350)   $    48,502

        Net changes in prices and production costs    (1,464,961)     4,992,169        (48,994)
        Extensions and discoveries                             0              0        729,470
        Revision of previous quantity estimates          294,065       (733,510)      (436,670)
        Accretion of discounts                         1,671,728        515,062        137,434
        Net change in income taxes                        20,744       (855,997)             0
        Purchases of reserves in place                 2,227,221              0              0
        Sales of reserves in place                             0              0       (191,315)
        Other                                            186,982          2,450              0

        Standard measure, end of year                $ 3,277,182    $ 3,879,824    $   238,427



        Note L - Pooling of interests business combination:

         On April 27, 2001, the Company completed a nontaxable transaction whereby it exchanged shares of stock for the ownership interests of various entities engaged in the production of oil and gas. This transaction was accounted for as a pooling of interests under the provisions of Accounting Principles Board Opinion No. 16, Business Combinations. The accompanying financial statements for the year ended June 30, 2001, are based on the assumption that the companies were combined for the full year, and financial statements of prior years have been restated to give effect to the combination. The interests of the following entities were acquired :

         Caravel Resources Energy Fund 1997 LLC (Caravel 97) Caravel Resources Energy Fund 1998-I LLC (Caravel 98-I) Caravel Resources Energy Fund 1998-II LLC (Caravel 98-II) Caravel Resources Energy Fund 1999-I LLC (Caravel 99-I) Caravel Resources Energy Fund 1999-II LLC (Caravel 99-II)

         Pursuant to this transaction, the Company issued 11,141,255 shares of its common stock in exchange for the ownership interests of these entities. The Company issued an additional 111,412 shares of its common stock for professional fees associated with the transaction, which was charged to operations at the date of combination. The estimated value of the stock issued in exchange for these entities was approximately $5,570,000, or $.50 per share.

         Summarized results of operations of the separate companies for the period from July 1, 2000, through April 1, 2001, are as follows:



                                                                            F-23

                              CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


                                                 Net                 Net
                                               Revenues            Income

            Cubic Energy, Inc.                  $62,584          $(106,701)

            Acquired companies:
              Caravel 97                         93,513              67,413
              Caravel 98-I                      159,746             119,657
              Caravel 98-II                      26,478              19,802
              Caravel 99-I                       95,700              77,940
              Caravel 99-II                      51,134              45,457

              Totals                           $489,155            $223,568


         There were no intercompany transactions recorded or eliminations necessary. There were no extraordinary items for the period.

Note L - Pooling of interests business combination (continued):

Following is a reconciliation of the amounts of net sales and net income previously reported with restated amounts:



                                          June 30, 2000            June 30, 1999
                                         Net        Net           Net        Net
                                      Revenues     Income      Revenues     Income
            As previously reported   $  69,850   $(372,895)   $  58,452   $(515,933)

            Acquired companies:
              Caravel 97               133,734     (11,762)      34,409     (28,304)
              Caravel 98-I             138,546      71,018            0           0
              Caravel 98-II             15,124      14,502            0           0
              Caravel 99-I              48,759      41,741            0           0
              Caravel 99-II             23,849      19,553            0           0

              As restated            $ 429,862   $(237,843)   $  92,861   $(544,237)

