Form 10QSB
period 2001-09-30
CUBIC ENERGY INC
filed 2001-11-13
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Export Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

            For the Transition period from ___________ to ___________


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

    Common Stock, $.05 par Value - 29,989,616 shares as of September 30, 2001

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

                               CUBIC ENERGY, INC.

                                TABLE OF CONTENTS



                         PART 1 - Financial Information

ITEM 1.  Financial Statements

Independent Accountant's Report                                                3

Condensed Balance Sheets
As of September 30, 2001, (unaudited) and June 30, 2001                     4, 5

Condensed Statement of Operations, unaudited
For the three months ended September 30, 2001 and 2000 restated                6

Condensed Statements of Cash Flows, unaudited
For the three months ended September 30, 2001 and 2000 restated                7


Notes to Condensed Financial Statements                                        8


ITEM 2.  Management's Discussion and Analysis                          9, 10, 11



                           PART II - Other Information

ITEM 1.  Legal Proceedings                                                    11

ITEM 6. Exhibits and Reports on 8K                                            12

SIGNATURES                                                                    12

                         INDEPENDENT ACCOUNTANTS' REPORT





The stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheet as of September 30, 2001, and the related condensed statements of income, and of cash flows of Cubic Energy, Inc. for the three month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Cubic Energy, Inc. as of June 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended; and in our report dated September 24, 2001, we expressed an unqualified opinion on those statements.




                                                   PHILIP VOGEL & CO. PC

                                                   /s/ Philip Vogel & Co. PC
                                                   -------------------------


                                                   Certified Public Accountants


Dallas, Texas
November 8, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               CUBIC ENERGY, INC.

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                           (Unaudited)
                                        September 30, 2001       June 30, 2001
                                        ------------------    ------------------
Current Assets:
 Cash and cash equivalents              $           97,427    $           85,208
 Accounts receivable                                11,335                38,816
                                        ------------------    ------------------

    Current assets                                 108,762               124,024
                                        ------------------    ------------------

Property and equipment, at cost
  Oil and gas properties                         7,210,335             7,210,335
  Office and other equipment                           910                   910
                                        ------------------    ------------------

    Total property and equipment                 7,211,245             7,211,245

  Less accumulated depreciation,
   depletion and amortization                      588,101               562,964
                                        ------------------    ------------------

    Net property and equipment                   6,623,144             6,648,281
                                        ------------------    ------------------


    TOTAL ASSETS                        $        6,731,906    $        6,772,305
                                        ==================    ==================






See independent accountants' report.
See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.

                            CONDENSED BALANCE SHEETS


                        LIABILITIES & STOCKHOLDERS EQUITY


                                                              (Unaudited)
                                                          September 30, 2001       June 30, 2001
                                                          ------------------    -------------------

Current Liabilities:
  Accounts payable                                        $           15,680    $            10,509
  Due to affiliates                                                  791,466                790,098
                                                          ------------------    -------------------

         Total current liabilities                                   807,146                800,607
                                                          ------------------    -------------------

Noncurrent liabilities:
  Deferred income taxes                                              464,700                471,800
                                                          ------------------    -------------------

Stockholders' equity:
  Preferred stock - $.01 par value, authorized
    10,000,000 shares, issued none                                      --                     --
  Common  stock, - $.05 par value, authorized
    50,000,000 shares, issued 29,989,614 shares
    at September 30, 2001, and June 30, 2001
  Additional paid in capital                                       1,499,481              1,499,481
  Accumulated deficit                                              7,867,389              7,867,389
                                                                  (3,906,810)            (3,866,972)
                                                          ------------------     -------------------

         Total stockholders' equity                                5,460,060              5,499,898
                                                          ------------------    -------------------


         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                             $        6,731,906    $         6,772,305
                                                          ==================    ===================






See independent accountants' report.
See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                            (Restated)
                                                    For the Three         For the Three
                                                     Months Ended          Months Ended
                                                  September 30, 2001    September 30, 2000
                                                  ------------------    -----------------
Revenue:
   Oil and gas sales                              $           49,958    $         103,426
   Preferred return                                                0              128,960
                                                  ------------------    -----------------

          Total revenues                                      49,958              232,386
                                                  ------------------    -----------------

Costs and expenses:
   Oil and gas production, operating
      and development costs                                   45,339               43,184
   Selling, general and administrative expenses               26,420               29,314
   Depreciation, depletion and amortization                   25,137               25,973
                                                  ------------------    -----------------

            Total costs and expenses                          96,896               98,471
                                                  ------------------    -----------------

Operating income (loss)                                      (46,938)             133,915
                                                  ------------------    -----------------

Non-operating income (expense)                                     0                    0
                                                  ------------------    -----------------

Income (loss) before income taxes                            (46,938)             133,915

Provision for (benefit of) income taxes                       (7,100)                   0
                                                  ------------------    -----------------

Net income (loss)                                 $          (39,838)             133,915
                                                  ==================    =================



Net income (loss) per common share -
   basic and diluted                              $           (0.001)   $           0.004
                                                  ==================    =================

Weighted average common shares outstanding -
   basic and diluted                                      29,989,614           30,058,202
                                                  ==================    =================





See independent accountants' report.
See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   (Restated)
                                                           For the Three         For the Three
                                                            Months Ended          Months Ended
                                                         September 30, 2001    September 30, 2000
                                                         ------------------    ------------------

Cash flows from operating activities:
   Net income (loss)                                     $          (39,838)   $          133,915
   Adjustments to reconcile net income (loss)
      to cash provided (used) by operating activities:
      Depreciation, depletion and amortization                       25,137                25,973
   Net change in assets and liabilities:
      (Increase) decrease in accounts receivable                     27,481               (36,159)
      (Increase) decrease in other assets                                 0                41,764
      Increase (decrease) in loan from affiliate                      1,368                (8,271)
      Increase (decrease) in accounts payable and
         accrued liabilities                                          5,171                  --
      Increase (decrease) in deferred taxes                          (7,100)                 --
                                                         ------------------    ------------------

Net cash provided (used) by operating activities                     12,219               157,222
                                                         ------------------    ------------------

Cash flows from investing activities:
   Acquisition of oil and gas properties                                  0               (10,867)
                                                         ------------------    ------------------

Net cash provided (used) by investing activities                          0               (10,867)
                                                         ------------------    ------------------


Cash flows from financing activities:
   Changes in paid in capital                                             0              (146,208)
                                                         ------------------    ------------------

Net cash provided (used) by investing activities                          0              (146,208)
                                                         ------------------    ------------------
Net increase (decrease) in cash and cash equivalents     $           12,219    $              147

Cash beginning of period                                             85,208                   931
                                                         ------------------    ------------------

Cash at end of period                                    $           97,427    $            1,078
                                                         ==================    ==================






See independent accountants' report.
See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



(1)      Basis of presentation:

         The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2001, Form 10KSB and should be read in conjunction with the financial statements for the three months ended September 30, 2001, contained herein.

         The financial information included herein as of September 30, 2001, and for the three-month periods ended September 30, 2001, and 2000, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.
         The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

(2)      Restatement of prior financial statements:

         On April 27, 2001, the Company completed a nontaxable exchange transaction whereby it exchanged shares of stock for the ownership interests of various entities engaged in the production of oil and gas. This transaction was accounted for under the provisions of APB Opinion No. 16, Business Combinations, as a pooling of interests, and was reflected in the financial statements for the year ended June 30, 2001. Financial statements for prior years were restated to give effect to the combination.

         The interim financial statements for the three months ended September 30, 2000, presented herein, have been restated to give effect to the combination. As a result, revenues reported have been increased by $207,756 and net income has been increased by $157,327 for the period.

(3)      Earnings per share:

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

         Basic and diluted earnings per share amounts, as well as the weighted average common shares considered outstanding for the three months ended September 30, 2000, have been restated to reflect the business combination described above.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2001

                                   (Unaudited)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2001 Form 10KSB and should be read in conjunction with the financial statements for the three months ended September 30, 2001 contained herein.

         The financial statements included herein as of September 30, 2001 for the three month period ended September 30, 2001 have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchanges Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000


HISTORICALLY PRESENTED:

Gross Revenues for the three months ended September 30, 2001 increased from $24,630 at September 30, 2000 to $49,957 at September 30, 2001 due to the transaction consummated by the company on April 27, 2001.

Oil and Gas Production, Operating and Development Costs increased from $17,703 (71% of oil and gas sales) at September 30, 2000 to $45,339 (91% of oil and gas sales) at September 30, 2001.

Operating Income decreased from a loss of $23,596 at September 30, 2000 to a loss of $46,939 at September 30, 2001 due to lower market prices for oil and gas.

RESTATED COMBINED:

Gross Revenues decreased from $103,426 at September 30, 2000 to $49,957 at September 30, 2001 due to lower production and lower market prices for oil and gas.

Oil and Gas Production, Operating and Development Costs increased from $43,184 (42% of oil and gas sales) at September 30, 2000 to $45,339 (91% of oil and gas sales) at September 30, 2001.

Operating Income decreased from a gain of $133,915 at September 30, 2000 to a loss of $46,939 at September 30, 2001 due to lower production and lower market prices for oil and gas.

Liquidity and Capital Resources

         As of October 01, 1999, long-term debt of the company was zero.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

B.  Reports on Form 8-K/A

The Company filed a Form 8-K/A on July 17, 2001 appending additional financial information to the Form 8-K filed by the Company on May 11, 2001 regarding an April 27, 2001 transaction completed by the Company.



                                         CUBIC ENERGY, INC.

DATE: November 9, 2001                   /s/ Calvin A. Wallen III, President




                                         Calvin A. Wallen III, President
                                         (Principal Executive, Financial and
                                         Accounting Officer)