Form 10QSB
period 2001-12-31
CUBIC ENERGY INC
filed 2002-02-14
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Export Under Section 13 or 15(d) of The Securities Exchange Act of 1934
                For the Quarterly Period Ended December 31, 2001

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

    Common Stock, $.05 par Value - 30,323,617 shares as of December 31, 2001

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                               CUBIC ENERGY, INC.

                      (Formerly Roseland Oil and Gas, Inc.)

                                TABLE OF CONTENTS



PART 1  Financial Information

     ITEM 1.  Financial Statements

         Independent Accountant's Report                                       3

         Balance Sheets
         As of December 31, 2001, (unaudited) and June 30, 2001             4, 5

         Condensed Statement of Operations, (unaudited)
         For the three months ended December 31, 2001 and 2000 Restated        6

         Condensed Statement of Operations, (unaudited)
         For the six months ended December 31, 2001 and 2000 Restated          7

         Condensed Statements of Cash Flows, (unaudited)
         For the six months ended December 31, 2001 and 2000 Restated          8

         Notes to Condensed Financial Statements                               9

         Notes to Unaudited Financial Statements                              10

     ITEM 2.  Management's Discussion and Analysis                            10



PART II - Other Information

     ITEM 1.  Legal Proceedings                                               12


SIGNATURES                                                                    12

                         INDEPENDENT ACCOUNTANTS' REPORT



The stockholders and Board of Directors
Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheet as of December 31, 2001, and the related condensed statements of operations, and of cash flows of Cubic Energy, Inc. for the three and six month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                             PHILIP VOGEL & CO. PC



                                             Certified Public Accountants
Dallas, Texas
February 12, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                       December 31, 2001 and June 30, 2001

                                     ASSETS

                                           (Unaudited)
                                          December 31,     June 30,
                                               2001           2001
                                          ------------   ------------
Current Assets:

   Cash and cash equivalents              $    198,401   $     85,208

   Accounts receivable                          10,974         38,816
                                          ------------   ------------


          Current assets                       209,375        124,024


Property and equipment, at cost

   Oil and gas properties                    7,210,335      7,210,335

   Office and other equipment                      910            910
                                          ------------   ------------


           Total property and equipment      7,211,245      7,211,245

    Less accumulated depreciation,

     depletion and amortization                609,144        562,964
                                          ------------   ------------


            Net property and equipment       6,602,101      6,648,281


Other Assets:                                     --             --
                                          ------------   ------------


             TOTAL ASSETS                 $  6,811,476   $  6,772,305
                                          ============   ============



          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                       December 31, 2001 and June 30, 2001


                       LIABILITIES & STOCKHOLDERS' EQUITY


                                   (Unaudited)
                                                   December 31,      June 30,
                                                        2001            2001
                                                   ------------    ------------
Current Liabilities:
   Accounts payable                                $      9,658    $     10,509

   Due to affiliates                                    793,493         790,098
                                                   ------------    ------------

         Total current liabilities                      803,151         800,607


Noncurrent Liabilities:
   Deferred income taxes                                458,500         471,800



Stockholders' equity:
    Preferred stock - $.01 par value, authorized
    10,000,000 shares, issued none                         --              --
    Common stock, -$.05 par value, authorized
    50,000,000 shares, issued 30,323,617 shares
    as of December 31, 2001 and 29,989,614
    shares as of June 30, 2001                        1,516,181       1,499,481


    Additional paid in capital                        8,000,989       7,867,389

    Accumulated deficit                              (3,967,345)     (3,866,972)
                                                   ------------    ------------

         Total stockholders' equity
                                                      5,549,825       5,499,898


         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                      $  6,811,476    $  6,772,305
                                                   ============    ============






          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                     (Restated)
                                                  For the Three    For the Three
                                                  Months Ended     Months Ended
                                                  December 31,     December 31,
                                                           2001            2000
                                                  -------------    -------------
Revenue:

                                                                   $      91,019
   Oil and gas sales                              $      47,395

   Preferred return                                        --            143,917

   Other                                                   --             16,000
                                                  -------------    -------------


          Total revenue                                  47,395          250,936
                                                  -------------    -------------

Costs and expenses:
   Oil and gas production, operating
    and development costs                                34,277           38,312
   Selling, general and administrative expense           58,810           79,532
   Depreciation, depletion and amortization              21,043           25,035
                                                  -------------    -------------


            Total costs and expenses                    114,130          142,879
                                                  -------------    -------------


Operating income (loss)                                 (66,735)         108,057
                                                  -------------    -------------


Net income (loss) before income tax                     (66,735)         108,057
                                                  -------------    -------------


(Provision) benefit for income taxes                      6,200             --
                                                  -------------    -------------


Net income (Loss)                                 $     (60,535)   $     108,057
                                                  =============    =============

Net income (loss) per common share
- basic and diluted                                      (0.002)           0.004
                                                  =============    =============

Weighted average common shares outstanding
 - basic and diluted                                 30,152,985       29,989,614
                                                  =============    =============

          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                  (Restated)
                                                 For the Six     For the Six
                                                 Months Ended    Months Ended
                                                 December 31,    December 31,
                                                      2001            2000
                                                 ------------    ------------

                                                                 $    194,445
   Oil and gas sales                             $     97,352

   Preferred return                                      --           272,877

   Other                                                 --            16,000



          Total revenue                                97,352         483,322
                                                 ------------    ------------

Costs and expenses:
   Oil and gas production, operating
    and development costs                              79,615          80,183
   Selling, general and administrative expense         85,230         108,846
   Depreciation, depletion and amortization            46,180          52,321
                                                 ------------    ------------

            Total costs and expenses                  211,025         241,350
                                                 ------------    ------------


Operating income (loss)                              (113,673)        241,972
                                                 ------------    ------------


Net income (loss) before income tax                  (113,673)        241,972
                                                 ------------    ------------


(Provision) benefit for income taxes                   13,300            --
                                                 ------------    ------------

Net income (Loss)                                $   (100,373)   $    241,972
                                                 ============    ============

Net income (loss) per common share
- basic and diluted                                    (0.003)          0.008
                                                 ============    ============

Weighted average common shares outstanding
- basic and diluted                                30,071,300      29,989,614
                                                 ============    ============

          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS


                               CUBIC ENERGY, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                        (Restated)
                                                       For the Six     For the Six
                                                       Months Ended    Months Ended
                                                       December 31,    December 31,
                                                            2001            2000
                                                       ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                   $   (100,373)   $    241,972
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
   Depreciation, depletion and amortization                  46,180          52,321
Net change in assets and liabilities:
   (Increase) decrease in accounts receivable                27,842         (36,159)
   (Increase) decrease in other assets                         --            41,764
   Increase (decrease) in loan from affiliate                  --               551
   Increase (decrease) in accounts payable and
   accrued liabilities                                         (851)           --
   Increase (decrease) in deferred income tax               (13,300)           --
                                                       ------------    ------------

Net cash provided (used) by operating activities            (40,502)        300,449
                                                       ------------    ------------

Cash flows from investing activities:

   Acquisition of oil & gas properties                         --           (10,867)
                                                       ------------    ------------

Net cash provided (used) by investing activities               --           (10,867)
                                                       ------------    ------------

Cash flows from financing activities:

   Affiliate loan                                             3,395            --
   Changes in common stock                                  150,300            --
   Paid in Capital                                             --          (290,125)
                                                       ------------    ------------

Net cash provided (used) by investing activities            153,695        (290,125)
                                                       ------------    ------------



Net increase (decrease) in cash and cash equivalents   $    113,193    $       (543)
                                                       ------------    ------------


Cash beginning of period                                     85,208              20
                                                       ------------    ------------




Cash at end of period                                  $    198,401            (523)
                                                       ------------    ------------


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

(3)  Restatement of prior financial statements:

     On April 27, 2001, the Company completed a nontaxable exchange transaction whereby it exchanged shares of stock for the ownership interest of various entities engaged in the production of oil and gas. This transaction was accounted for under the provisions of APB Opinion No. 16, Business Combinations, as a pooling of interests, and was reflected in the financial statements for the year ended June 30, 2001. Financial statements for prior years were restated to give effect to the combination.

     The interim financial statements for the three and six months ended December 31, 2000, presented herein, have been restated to give effect to the combination. As a result, revenues reported for the three and six months ended December 31, 2000 have been increased by $212,904 and $420,660, respectively, and net income (loss) for the three and six months ended December 31, 2000 has been increased by $163,345 and $321,697, respectively.

                               CUBIC ENERGY, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2001

                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by Cubic Energy, Inc., Texas corporation (the "Company" or "Cubic"), formerly known as Roseland Oil and Gas, Inc., an Oklahoma corporation, are set forth in Note 2 to the Company's financial statements in its June 30, 1998 Form 10KSB and should be read in conjunction with the financial statements for the three months ended December 31, 2001 contained herein.

The financial statements included herein (three and six month periods ended December 31, 2001) have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchanges Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

HISTORICALLY PRESENTED:

Gross revenues for the three months ended December 31 increased from $22,032 in 2000 to $47,395 in 2001 due to the transaction consummated by the company on April 27, 2001.

Oil and gas production, operating and development costs increased from $12,475 (57% of oil and gas sales) in the three months ended December 31, 2000 to $34,277 (72% of oil and gas sales) in the three months ended December 31, 2001. The increase in costs was attributable to the maintenance and repair of producing wells.

Operating income decreased from a loss of $55,288 in the three months ended December 31, 2000 to a loss of $66,735 in the three months ended December 31, 2001 due to lower market prices for oil and gas.

RESTATED COMBINED:

Gross revenues for the three months ended December 31 decreased from $91,019 in 2000 to $47,395 in 2001 due to the lower production and lower market prices in oil and gas.

Oil and gas production, operating and development costs decreased from $38,312 (42% of oil and gas sales) in the three months ended December 31, 2000 to $34,277 (72% of oil and gas sales) in the three months ended December 31, 2001 due to lower production and lower market prices in oil and gas.

Operating income decreased from $108,057 in the three months ended December 31, 2000 to a loss of $66,735 at December 31, 2001 due to lower production and lower market prices in oil and gas, and the transaction consummated by the Company on April 27, 2001.

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 2000

HISTORICALLY PRESENTED:

Gross revenues for the six months ended December 31 increased from $46,662 in 2000 to $97,352 in 2001 due to the transaction consummated by the company on April 27, 2001.

Oil and gas production, operating and development costs increased from $30,181 (65% of oil and gas sales) in the six months ended December 31, 2000 to $79,615 (82% of oil and gas sales) in the six months ended December 31, 2001. The increase in costs was attributable to the maintenance and repair of producing wells.

Operating income increased from a loss of $79,725 in the six months ended December 31, 2000 to a loss of $113,673 in the six months ended December 31, 2001 due to lower market prices for oil and gas.

RESTATED COMBINED:

Gross revenues for the six months ended December 31 decreased from $194,445 in 2000 to $97,131 in 2001 due to the lower production and lower market prices in oil and gas.

Oil and gas production, operating and development costs decreased from $80,183 (41% of oil and gas sales) in the six months ended December 31, 2000 to $79,615 (81% of oil and gas sales) in the six months ended December 31, 2001 due to lower production and lower market prices in oil and gas.

Operating income decreased from $241,972 in the six months ended December 31, 2000 to a loss of $113,673 at December 31, 2001 due to lower production and lower market prices in oil and gas, and the transaction consummated by the Company on April 27, 2001.

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

Safe Harbor  Statements Under The Private  Securities  Litigation  Reform Act of
1995

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Generally, forward-looking statements include words or phrases such as " management anticipates", "the Company believes", "the Company anticipates" and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation's Reform Act of 1995.

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


                                             CUBIC ENERGY, INC.

DATE:  February 12, 2002                     BY: /s/ Calvin A. Wallen III
                                                --------------------------------
                                             Calvin A. Wallen III, President
                                             (Principal Executive, Financial and
                                             Accounting Officer)