Form 10QSB
period 2002-03-31
CUBIC ENERGY INC
filed 2002-05-15
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002

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

     Common Stock, $.05 par Value - 31,180,329 shares as of March 31, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                               CUBIC ENERGY, INC.

                      (Formerly Roseland Oil and Gas, Inc.)

                                TABLE OF CONTENTS



PART 1 Financial Information

     ITEM 1.  Financial Statements

         Independent Accountant's Report                                      3

         Condensed Balance Sheets
         As of March 31, 2002, (unaudited) and June 30, 2001                 4,5

         Condensed Statement of Operations, (unaudited)
         For the three months ended March 31, 2002 and 2001 Restated          6

         Condensed Statement of Operations, (unaudited)
         For the nine months ended March 31, 2002 and 2001 Restated           7

         Condensed Statements of Cash Flows, (unaudited)
         For the nine months ended March 31, 2002 and 2001 Restated           8

         Notes to Condensed Financial Statements                              9

         Notes to Unaudited Financial Statements                             10

     ITEM 2.  Management's Discussion and Analysis                           10



PART II - Other Information

     ITEM 1.  Legal Proceedings                                              12

     ITEM 4.  Submissions of Matters to a Vote of Security Holders           13

     ITEM 5.  Other Information                                              13

     ITEM 6.  Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                   13

                         INDEPENDENT ACCOUNTANTS' REPORT



The stockholders and Board of Directors
Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheet as of March 31, 2002, and the related condensed statements of operations, and of cash flows of Cubic Energy, Inc. for the three and nine month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    PHILIP VOGEL & CO. PC



                                                    Certified Public Accountants
Dallas, Texas

May 13, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                        March 31, 2002 and June 30, 2001

                                     ASSETS

                                                   (Unaudited)
                                                 March 31, 2002   June 30, 2001
                                                 --------------   --------------
Current Assets:

   Cash and cash equivalents                     $      191,323   $       85,208
   Accounts receivable                                   15,266           38,816
                                                 --------------   --------------

          Current assets                                206,589          124,024

Property and equipment, at cost

   Oil and gas properties                             7,210,335        7,210,335
   Office and other equipment                               910              910
                                                 --------------   --------------

           Total property and equipment               7,211,245        7,211,245

    Less accumulated depreciation,
     depletion and amortization                         633,325          562,964
                                                 --------------   --------------

            Net property and equipment                6,577,920        6,648,281


Other Assets:                                              --               --
                                                 --------------   --------------


             TOTAL ASSETS                        $    6,784,509   $    6,772,305
                                                 ==============   ==============



          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS


                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                        March 31, 2002 and June 30, 2001


                       LIABILITIES & STOCKHOLDERS' EQUITY


                                                     (Unaudited)
                                                   March 31, 2002     June 30, 2001
                                                   --------------    --------------
Current Liabilities:
   Accounts payable                                $       17,875    $       10,509
   Due to affiliates
                                                            4,596           790,098
                                                   --------------    --------------
         Total current liabilities
                                                           22,471           800,607

Noncurrent Liabilities:
   Deferred income taxes                                  439,300           471,800


Stockholders' equity:
    Preferred stock - $.01 par value, authorized
    10,000,000 shares, issued none                           --                --
                                                   --------------    --------------
    Common stock, -$.05 par value, authorized
    50,000,000 shares, issued 31,180,329 shares
     as of March 31, 2002 and 29,989,614
    shares as of June 30, 2001                          1,559,016         1,499,481
    Additional paid in capital                          8,814,867         7,867,389
    Accumulated deficit                                (4,051,145)       (3,866,972)
                                                   --------------    --------------

         Total stockholders' equity                     6,322,738         5,499,898


         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                      $    6,784,509    $    6,772,305
                                                   ==============    ==============


          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                    (Restated)
                                                For the Three     For the Three
                                                Months Ended      Months Ended
                                               March 31, 2002    March 31, 2001
                                               --------------    --------------
Revenue:
   Oil and gas sales                           $       55,335    $       56,320
   Preferred return                                      --                --
   Other                                                  881              --
                                               --------------    --------------

          Total revenue                                56,216            56,320
                                               --------------    --------------

Costs and expenses:
   Oil and gas production, operating
    and development costs                              36,247            19,547
   Selling, general and administrative expense         41,868            32,189
   Depreciation, depletion and amortization            24,181            19,966
                                               --------------    --------------

            Total costs and expenses                  102,296            71,702
                                               --------------    --------------

Operating income (loss)                               (46,080)          (15.382)
                                               --------------    --------------

Net income (loss) before income tax                   (46,080)          (15,382)
                                               --------------    --------------

(Provision) benefit for income taxes                    6,900              --
                                               --------------    --------------

Net income (Loss)                              $      (39,180)   $      (15,382)
                                               ==============    ==============
Net income (loss) per common share - basic
and diluted                                            (0.001)           (0.001)
                                               ==============    ==============
Weighted average common shares outstanding
- basicand diluted                                 30,751,974        29,989,614
                                               ==============    ==============


          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                    (Restated)
                                                  For the Nine     For the Nine
                                                  Months Ended     Months Ended
                                                 March 31, 2002   March 31, 2001
                                                 --------------   --------------
Revenue:

   Oil and gas sales                             $      152,686   $      234,843
   Preferred return                                        --            272,877
   Other                                                    881           16,000
                                                 --------------   --------------

          Total revenue                                 153,567          523,720
                                                 --------------   --------------

Costs and expenses:
   Oil and gas production, operating
    and development costs                               115,863           90,204
   Selling, general and administrative expense          184,016          108,846
   Depreciation, depletion and amortization              70,361           71,104
                                                 --------------   --------------

            Total costs and expenses                    370,240          270,154
                                                 --------------   --------------

Operating income (loss)                                (216,673)         253,566
                                                 --------------   --------------

Non-operating income (expenses):                           --               --

Net income (loss) before income tax                    (216,673)         253,566
                                                 --------------   --------------

(Provision) benefit for income taxes                     32,500             --

Net income (Loss)                                $     (184,173)  $      253,566
                                                 ==============   ==============
Net income (loss) per common share
- basic and diluted                                      (0.006)           0.008
                                                 ==============   ==============
Weighted average common shares outstanding
- basic and diluted                                  30,435,580       29,989,614
                                                 ==============   ==============

          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS


                               CUBIC ENERGY, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           (Restated)
                                                        For the Nine      For the Nine
                                                        Months Ended      Months Ended
                                                       March 31, 2002    March 31, 2001
                                                       --------------    --------------
Cash flows from operating activities:

   Net income (loss)                                   $     (184,173)   $      253,566
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
   Depreciation, depletion and amortization                    70,361            71,104
Net change in assets and liabilities:
   (Increase) decrease in accounts receivable                  23,550           (66,536)
   (Increase) decrease in other assets                           --              41,764
   Increase (decrease) in loan from affiliate                 221,511               551
   Increase (decrease) in accounts payable and
   accrued liabilities                                          7,366              --
   Increase (decrease) in deferred income tax                 (32,500)             --
                                                       --------------    --------------

Net cash provided (used) by operating activities              106,115           300,449
                                                       --------------    --------------
Cash flows from investing activities:
   Acquisition of oil & gas properties                           --             (10,867)
                                                       --------------    --------------
Net cash provided (used) by investing activities
                                                                 --             (10,867)
                                                       --------------    --------------

Cash flows from financing activities:
   Affiliate loan                                                --                --
   Changes in common stock                                       --                --
   Paid in Capital                                               --            (290,125)
                                                       --------------    --------------

Net cash provided (used) by financing activities                 --            (290,125)
                                                       --------------    --------------

Net increase (decrease) in cash and cash equivalents   $      106,115    $         (543)
                                                       --------------    --------------

Cash beginning of period                                       85,208                20
                                                       --------------    --------------

 Cash at end of period                                 $      191,323    $         (523)
                                                       --------------    --------------


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

     The interim financial statements for the three and nine months ended March 31, 2001, presented herein, have been restated to give effect to the combination. As a result, revenues reported for the three and nine months ended March 31, 2001 have been increased by $40,398 and $445,136, respectively, and net income (loss) for the three and nine months ended March 31, 2001 has been increased by $11,594 and $360,267, respectively.

(4)  Issuance of shares in exchange for debt:

     Effective as of January 1, 2002, Cubic Energy, Inc. issued 856,712 unregistered common shares to Tauren Exploration, Inc. in exchange for the cancellation of $856,712 in Cubic Energy, Inc. debt for monies paid on behalf of and services provided to Cubic Energy, Inc. by Tauren Exploration, Inc.

     This agreement, in addition, grants Cubic Energy, Inc. certain ground-floor participation opportunities with respect to Tauren Exploration, Inc.'s prospect and project inventory. Calvin Wallen III, CEO and a Director of Cubic Energy, Inc., is an affiliate and controlling party of Tauren Exploration, Inc.

                               CUBIC ENERGY, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2002

                                  (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by Cubic Energy, Inc., Texas corporation (the "Company" or "Cubic"), formerly known as Roseland Oil and Gas, Inc., an Oklahoma corporation, are set forth in Note 2 to the Company's financial statements in its June 30, 1998 Form 10KSB and should be read in conjunction with the financial statements for the nine months ended March 31, 2002 contained herein.

The financial statements included herein (three and nine month periods ended March 31, 2002) have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchanges Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

HISTORICALLY PRESENTED:

Gross revenues for the three months ended March 31 increased from $15,922 in 2001 to $56,216 in 2002 due to the transaction consummated by the company on April 27, 2001.

Oil and gas production, operating and development costs increased from $9,526 (60% of oil and gas sales) in the three months ended March 31, 2001 to $36,247 (65% of oil and gas sales) in the three months ended March 31, 2002. The increase in costs was attributable to the maintenance and repair of producing wells.

Operating income decreased from a loss of $26,976 in the three months ended March 31, 2001 to a loss of $83,800 in the three months ended March 31, 2002 due to lower market prices for oil and gas.

RESTATED COMBINED:

Gross revenues from oil and gas sales for the three months ended March 31 decreased from $56,320 in 2001 to $55,335 in 2002 due to the lower production and lower market prices in oil and gas.

Oil and gas production, operating and development costs increased from $19,547 (35% of oil and gas sales) in the three months ended March 31, 2001 to $36,247 (66% of oil and gas sales) in the three months ended March 31, 2002 due to lower production and lower market prices in oil and gas.

Operating loss increased from ($15,382) in the three months ended March 31, 2001 to a loss of ($39,180) at March 31, 2002 due to lower production and lower market prices in oil and gas, and the transaction consummated by the Company on April 27, 2001.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

HISTORICALLY PRESENTED:

Gross revenues for the nine months ended March 31 increased from $78,584 in 2001 to $153,567 in 2002 due to the transaction consummated by the company on April 27, 2001.

Oil and gas production, operating and development costs increased from $39,707 (51% of oil and gas sales) in the nine months ended March 31, 2001 to $115,863 (75% of oil and gas sales) in the nine months ended March 31, 2002. The increase in costs was attributable to the maintenance and repair of producing wells.

Operating income decreased from a loss of $106,701 in the nine months ended March 31, 2001 to a loss of $184,173 in the nine months ended March 31, 2002 due to lower market prices for oil and gas.

RESTATED COMBINED:

Gross revenues from oil and gas sales for the nine months ended March 31, 2002 decreased from $152,686, as compared to $234,843 as of March 31, 2001 due to the lower production and lower market prices in oil and gas.

Oil and gas production, operating and development costs increased from $90,204 (36% of oil and gas sales) in the nine months ended March, 2001 to $115,863 (75% of oil and gas sales) in the nine months ended March 31, 2002 due to lower production and lower market prices in oil and gas.

Operating income decreased from $253,566 in the nine months ended March, 2001 to a loss of $184,173 at March 31, 2002 due to lower production and lower market prices in oil and gas, and the transaction consummated by the Company on April 27, 2001.


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


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company's Annual Stockholder meeting was held December 14, 2001 in Minneapolis, Minnesota. Shareholders were asked to ratify the selection of the Company's accounting firm, Philip Vogel & Co., PC, and to vote on directors of the Company for terms of one year or until their replacement is duly elected.

The shareholders approved the Company's selection of accounting firm and elected the slate directors brought forth before them.

APPROVAL OF ACCOUNTANTS            YES VOTES          NO VOTES       ABSTENTIONS

Philip Vogel & Co., PC             25,957,624          1,480            1,860

ELECTION OF DIRECTORS

Calvin A. Wallen, III              25,938,153          1,200           21,600
Gene Howard                        25,907,540          1,200           52,213
Jon S. Ross                        25,959,003          1,200              800


ITEM 5. OTHER INFORMATION

Effective as of January 1, 2002, Cubic Energy, Inc. issued 856,712 unregistered common shares to Tauren Exploration, Inc. in exchange for the cancellation of $856,712 in Cubic Energy, Inc. debt for monies paid on behalf of and services provided to Cubic Energy, Inc. by Tauren Exploration, Inc.

This agreement, in addition, grants Cubic Energy, Inc. certain ground-floor participation opportunities with respect to Tauren Exploration, Inc.'s prospect and project inventory. Calvin Wallen III, CEO and a Director of Cubic Energy, Inc., is an affiliate and controlling party of Tauren Exploration, Inc. See Item 6 below.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10 Contract with Tauren Exploration, Inc. For Debt Conversion and Participation


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CUBIC ENERGY, INC.
                                          BY: /s/ Calvin A. Wallen III
                                             -------------------------
                                             Calvin A. Wallen III
                                             President and Chairman of the Board





DATE:  May 14, 2002