Form 10QSB/A
period 2001-09-30
CUBIC ENERGY INC
filed 2002-07-12
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

 (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended September 30, 2001-Amendment #1

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition period from           to
                                       ----------   ----------

                          Commission File Number 0-9355

                               CUBIC ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                     Texas                                 87-0352095
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

                               CUBIC ENERGY, INC.

                                TABLE OF CONTENTS

PART 1. Financial Information

     ITEM 1. Financial Statements

             Condensed Balance Sheets
             As of September 30, 2001, (unaudited) and June 30, 2001........3, 4

             Condensed Statement of Operations, (unaudited)
             For the three months ended September 30, 2001 and 2000 Restated...5

             Condensed Statements of Cash Flows, (unaudited)
             For the three months ended September 30, 2001 and 2000 Restated...6

             Notes to Condensed Financial Statements...........................7

ITEM 2. Management's Discussion and Analysis................................8, 9

PART II. Other Information

         ITEM 1. Legal Proceedings.............................................9

         Signatures ...........................................................9

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                Amended 07/03/02
                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                      September 30, 2001 and June 30, 2001

                                     ASSETS

                                             (Unaudited)
                                         September 30, 2001      June 30, 2001
                                         ------------------   ------------------
Current Assets:

   Cash and cash equivalents             $           97,427   $           85,208

   Accounts receivable                               11,335               38,816
                                         ------------------   ------------------


          Current assets                            108,762              124,024


Property and equipment, at cost:

   Oil and gas properties                         7,210,335            7,210,335

   Office and other equipment                           910                  910
                                         ------------------   ------------------


           Total property and equipment           7,211,245            7,211,245

    Less accumulated depreciation,

      depletion and amortization                    588,101              562,964
                                         ------------------   ------------------



            Net property and equipment            6,623,144            6,648,281


Other Assets:                                          --                   --
                                         ------------------   ------------------



             TOTAL ASSETS                $        6,731,906   $        6,772,305
                                         ==================   ==================



          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS


                                Amended 07/03/02
                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                      September 30, 2001 and June 30, 2001

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                       (Unaudited)
                                                   September 30, 2001       June 30, 2001
                                                   ------------------    ------------------

Current Liabilities:
   Accounts payable                                $           15,680    $           10,509
   Due to affiliates                                          823,448               790,098
                                                   ------------------    ------------------

         Total current liabilities                            839,128               800,607

Noncurrent Liabilities:
   Deferred income taxes                                      459,900               471,800

Stockholders' equity:
    Preferred stock - $.01 par value, authorized
    10,000,000 shares, issued none                               --                    --

    Common stock, -$.05 par value, authorized
    50,000,000 shares, issued 29,989,616 shares
    as of September 30, 2001 and June 30, 2001              1,499,481             1,499,481
    Additional paid in capital                              7,867,389             7,867,389
    Accumulated deficit                                    (3,933,992)           (3,866,972)
                                                   ------------------    ------------------

         Total stockholders' equity                         5,432,878             5,499,898


         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                      $        6,731,906    $        6,772,305
                                                   ==================    ==================



          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS


                                Amended 07/03/02
                               CUBIC ENERGY, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                  (Restated)
                                                           For the Three         For the Three
                                                           Months Ended          Months Ended
                                                        September 30, 2001    September 30, 2000
                                                        ------------------    ------------------
Revenue:
   Oil and gas sales                                    $           49,958    $          103,426
   Preferred return                                                   --                 128,960
                                                        ------------------    ------------------

          Total revenue                                             49,958               232,386
                                                        ------------------    ------------------

Costs and expenses:
   Oil and gas production, operating
    and development costs                                           45,339                43,184
   Selling, general and administrative expense                      58,401                29,314
   Depreciation, depletion and amortization                         25,137                25,973
                                                        ------------------    ------------------

            Total costs and expenses                               128,877                98,471
                                                        ------------------    ------------------

Operating income (loss)                                            (78,919)              133,915
                                                        ------------------    ------------------


Net income (loss) before income tax                                (78,919)              133,915
                                                        ------------------    ------------------

(Provision) benefit for income taxes                                11,900                  --
                                                        ------------------    ------------------


Net income (Loss)                                       $          (67,019)   $          133,915
                                                        ==================    ==================

Net income (loss) per common share,
basic and diluted                                                   (0.002)               (0.004)
                                                        ==================    ==================

Weighted average common shares outstanding, basic and
diluted                                                         29,989,614            30,058,202



          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS


                                Amended 07/03/02
                               CUBIC ENERGY, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 (Restated)
                                                          For the Three         For the Three
                                                          Months Ended          Months Ended
                                                       September 30, 2001    September 30, 2000
                                                       ------------------    ------------------
Cash flows from operating activities:
   Net income (loss)                                   $          (67,019)   $          133,915
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
   Depreciation, depletion and amortization                        25,137                25,973
Net change in assets and liabilities:
   (Increase) decrease in accounts receivable                      27,481               (36,159)
   (Increase) decrease in other assets                               --                  41,764
   Increase (decrease) in loan from affiliate                      33,349                (8,271)
   Increase (decrease) in accounts payable and
   accrued liabilities                                              5,171                  --
   Increase (decrease) in deferred income tax                     (11,900)                 --
                                                       ------------------    ------------------

Net cash provided (used) by operating activities                   12,219               157,222
                                                       ------------------    ------------------

Cash flows from investing activities:
   Acquisition of oil & gas properties                               --                 (10,867)
                                                       ------------------    ------------------

Net cash provided (used) by investing activities                     --                 (10,867)
                                                       ------------------    ------------------
Cash flows from financing activities:
   Affiliate loan                                                    --                    --
   Changes in common stock                                           --                    --
   Paid in Capital                                                   --                (146,208)
                                                       ------------------    ------------------

Net cash provided (used) by financing activities                     --                (146,208)
                                                       ------------------    ------------------



Net increase (decrease) in cash and cash equivalents   $           12,219    $              147
                                                       ------------------    ------------------


Cash beginning of period                                           85,208                   931
                                                       ------------------    ------------------

 Cash at end of period                                 $           97,427    $            1,078
                                                       ------------------    ------------------




          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                                Amended 07/03/02
                               CUBIC ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

(1)  Basis of presentation
     The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2001, Form 10KSB and should be read in conjunction with the financial statements for the three months ended September 30, 2001, contained herein.

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

(3)  Restatement of prior financial statements
     On April 27, 2001, the Company completed a nontaxable exchange transaction whereby it exchanged shares of stock for the ownership interest of various entities engaged in the production of oil and gas. This transaction was accounted for under the provisions of APB Opinion No. 16, Business Combinations, as a pooling of interests, and was reflected in the financial statements for the year ended June 30, 2001. Financial statements for prior years were restated to give effect to the combination.

     The interim financial statements for the three months ended September 30, 2000, presented herein, have been restated to give effect to the combination. As a result, revenues reported have been increased by $78,796 and net income (loss) has been increased by $157,511.

(4)  Summary of Significant Accounting Policies
     The accounting policies followed by Cubic Energy, Inc., Texas corporation (the "Company" or "Cubic"), formerly known as Roseland Oil and Gas, Inc., an Oklahoma corporation, are set forth in Note 2 to the Company's financial statements in its June 30, 1998 Form 10KSB and should be read in conjunction with the financial statements for the three months ended September 30, 2001 contained herein.

     The financial statements included herein (three month period ended September 30, 2001) have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchanges Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

     HISTORICALLY PRESENTED:

     Gross revenues for the three months ended September 30, increased from $24,630 in 2000 to $49,958 in 2001 due to the transaction consummated by the Company on April 27, 2001.

     Oil and gas production, operating and development costs increased from $17,703 (72% of oil and gas sales) at September 30, 2000 to $45,339 (91% of oil and gas sales) at September 30, 2001.

     Operating income decreased from a loss of $23,596 at September 30, 2000 to a loss of $78,919 at September 30, 2001 due to lower market prices for oil and gas.

     RESTATED COMBINED:

     Gross revenues decreased from $103,426 at September 30, 2000 to $49,958 at September 30, 2001 due to lower production and lower market prices for oil and gas.

     Oil and gas production, operating and development costs increased from $43,184 (42% of oil and gas sales) at September 30, 2000 to $45,339 (91% of oil and gas sales) at September 30, 2001.

     Operating Income decreased from a gain of $133,915 at September 30, 2000 to a loss of $78,919 at September 30, 2001 due to lower production and lower market prices for oil and gas.

Liquidity and Capital Resources

     As of October 1, 1999, long-term debt of the Company was zero.

Year 2000 issue

     The Company worked to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the 1900 rather that the year 2000 would result in errors or systems failures. The Company utilizes a number of computer programs across its entire operation. As management still believes that all of the Company's systems, which are primarily purchased software systems, are year 2000 compliant and as no material problem related to the year 2000 issue have been reported to date, the
     Company anticipates that this issue will have minimal impact on the Company's operations and that future costs relating to year 2000 will be minimal. Because of the unprecedented nature of the year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. The Company believes that it has taken all reasonable steps to ensure Year 2000 readiness. Its ability to meet the projected goals, including the cost of addressing the Year 2000 issue and the dates upon which compliance will be attained, depends on the Year 2000 readiness of its key suppliers and customers and the successful development and implementation of contingency plans. Although these and other unanticipated Year 2000 issues could still have an adverse effect on the results of operations or financial condition of the Company, it is not possible to estimate the extent of the impact at this time. The foregoing is a year 2000 readiness disclosure update pursuant to the Year 2000 Readiness and Disclosure Act

Safe Harbor  Statements under the Private  Securities  Litigation  Reform Act of
1995

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

     The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report Form 10KSB for the fiscal year ended June 30, 2001.

PART II. OTHER INFORMATION

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

                                         CUBIC ENERGY, INC.

DATE:  February 12, 2002                  BY: /s/ Calvin A. Wallen III
                                             -----------------------------------
                                             Calvin A. Wallen III, President
                                             (Principal Executive, Financial and
                                             Accounting Officer)