Form 10QSB/A
period 2001-12-31
CUBIC ENERGY INC
filed 2002-07-17
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

 (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended December 31, 2001 - Amendment #1

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

                               CUBIC ENERGY, INC.

                                TABLE OF CONTENTS

PART 1. Financial Information

    ITEM 1. Financial Statements

             Condensed Balance Sheets
             As of December 31, 2001, (unaudited) and June 30, 2001.........3, 4

             Condensed Statement of Operations, (unaudited)
             For the three months ended December 31, 2001 and 2000 Restated....5

             Condensed Statements of Operations, (unaudited)
             For the six months ended December 31, 2001 and 2000 Restated......6

             Condensed Statements of Cash Flows, (unaudited)
             For the six months ended December 31, 2001 and 2000 Restated......7

             Notes to Condensed Financial Statements...........................8

    ITEM 2. Management's Discussion and Analysis...........................9, 10

PART II. Other Information

    ITEM 1. Legal Proceedings.................................................11

    Signatures ...............................................................11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                Amended 07/09/02
                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                       December 31, 2001 and June 30, 2001

                                     ASSETS

                                             (Unaudited)
                                          December 31, 2001     June 30, 2001
                                          -----------------   -----------------
Current Assets:
   Cash and cash equivalents              $         198,401   $          85,208
   Accounts receivable                               10,974              38,816
                                          -----------------   -----------------


          Current assets                            209,375             124,024

Property and equipment, at cost:
   Oil and gas properties                         7,210,335           7,210,335
   Office and other equipment                           910                 910
                                          -----------------   -----------------


           Total property and equipment           7,211,245           7,211,245

    Less accumulated depreciation,
      depletion and amortization                    609,144             562,964
                                          -----------------   -----------------


            Net property and equipment            6,602,101           6,648,281


Other Assets:                                          --                  --
                                          -----------------   -----------------


             TOTAL ASSETS                 $       6,811,476   $       6,772,305
                                          =================   =================



          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS


                                Amended 07/09/02
                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                       December 31, 2001 and June 30, 2001

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                            (Unaudited)
                                                         December 31, 2001      June 30, 2001
                                                         -----------------    -----------------
Current Liabilities:
   Accounts payable                                      $           9,658    $          10,509
   Due to affiliates                                               850,413              790,098
                                                         -----------------    -----------------

         Total current liabilities                                 860,071              800,607


Noncurrent Liabilities:
   Deferred income taxes                                           446,200              471,800


Stockholders' equity:
    Preferred stock - $.01 par value, authorized
    10,000,000 shares, issued none                                    --                   --
    Common stock, -$.05 par value, authorized
    50,000,000 shares, issued 30,323,617 shares as of
    December 31, 2001 and 29,989,614 shares as of June
    30, 2001                                                     1,516,181            1,499,481
    Additional paid in capital                                   8,000,989            7,867,389
    Accumulated deficit                                         (4,011,965)          (3,866,972)
                                                         -----------------    -----------------

         Total stockholders' equity
                                                                 5,503,105            5,499,898

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                            $       6,811,476    $       6,772,305
                                                         =================    =================



          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS


                                Amended 07/09/02
                               CUBIC ENERGY, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                          (Restated)
                                                    For the Three        For the Three
                                                    Months Ended         Months Ended
                                                 December 31, 2001    December 31, 2000
                                                 -----------------    -----------------
Revenue:

   Oil and gas sales                             $          47,395    $          91,019
   Preferred return                                           --                159,917
                                                 -----------------    -----------------

          Total revenue                                     47,395              250,936
                                                 -----------------    -----------------

Costs and expenses:
   Oil and gas production, operating
    and development costs                                   34,277               38,312
   Selling, general and administrative expense              83,749               79,532
   Depreciation, depletion and amortization                 21,043               25,035
                                                 -----------------    -----------------

            Total costs and expenses                       139,069              142,879
                                                 -----------------    -----------------

Operating income (loss)                                    (91,674)             108,057
                                                 -----------------    -----------------

Net income (loss) before income tax                        (91,674)             108,057
                                                 -----------------    -----------------

(Provision) benefit for income taxes                        13,700                 --
                                                 -----------------    -----------------

Net income (Loss)                                $         (77,974)   $         108,057
                                                 =================    =================

Net income (loss) per common share,
basic and diluted                                           (0.003)               0.004
                                                 =================    =================

Weighted average common shares outstanding,
basic and diluted                                       30,152,985           29,989,614



          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS


                                Amended 07/09/02
                               CUBIC ENERGY, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                          (Restated)
                                                     For the Six          For the Six
                                                    Months Ended         Months Ended
                                                 December 31, 2001    December 31, 2000

                                                 -----------------    -----------------
Revenue:
   Oil and gas sales                             $          97,353    $         194,445
   Preferred return                                           --                288,877
                                                 -----------------    -----------------

          Total revenue                                     97,353              483,322
                                                 -----------------    -----------------

Costs and expenses:
   Oil and gas production, operating
    and development costs                                   79,616               80,183
   Selling, general and administrative expense             142,150              108,846
   Depreciation, depletion and amortization                 46,180               52,321
                                                 -----------------    -----------------


            Total costs and expenses                       267,946              241,350
                                                 -----------------    -----------------

Operating income (loss)                                   (170,593)             241,972
                                                 -----------------    -----------------

Net income (loss) before income tax                       (170,593)             241,972
                                                 -----------------    -----------------

(Provision) benefit for income taxes                        25,600                 --
                                                 -----------------    -----------------

Net income (Loss)                                $        (144,993)   $         241,972
                                                 =================    =================

Net income (loss) per common share,
basic and diluted                                           (0.005)               0.008
                                                 =================    =================

Weighted average common shares outstanding,
basic and diluted                                       30,071,300           29,989,614



          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS


                                Amended 07/09/02
                               CUBIC ENERGY, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                               (Restated)
                                                          For the Six          For the Six
                                                          Months Ended         Months Ended
                                                       December 31, 2001    December 31, 2000
                                                       -----------------    -----------------
Cash flows from operating activities:
   Net income (loss)                                   $        (144,993)   $         241,972
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
   Depreciation, depletion and amortization                       46,180               52,321
Net change in assets and liabilities:
   (Increase) decrease in accounts receivable                     27,842              (36,159)
   (Increase) decrease in other assets                              --                 41,764
   Increase (decrease) in loan from affiliate                    210,615                  551
   Increase (decrease) in accounts payable and
   accrued liabilities                                              (851)                --
   Increase (decrease) in deferred income tax                    (25,600)                --
                                                       -----------------    -----------------

Net cash provided (used) by operating activities                (113,193)             300,449
                                                       -----------------    -----------------

Cash flows from investing activities:
   Acquisition of oil & gas properties                              --                (10,867)
                                                       -----------------    -----------------

Net cash provided (used) by investing activities                    --                (10,867)
                                                       -----------------    -----------------

Cash flows from financing activities:
   Affiliate loan                                                   --                   --
   Changes in common stock                                          --                   --
   Paid in Capital                                                  --               (290,125)
                                                       -----------------    -----------------

Net cash provided (used) by financing activities
                                                                    --               (290,125)
                                                       -----------------    -----------------



Net increase (decrease) in cash and cash equivalents   $         113,193    $             543
                                                       -----------------    -----------------


Cash beginning of period                                          85,208                   20
                                                       -----------------    -----------------


Cash at end of period                                  $         198,401    $            (523)
                                                       -----------------    -----------------



          THE ACCOMPANYING NOTES ARE PART OF THESE FINANCIAL STATEMENTS

                                Amended 07/09/02
                               CUBIC ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

(1)  Basis of presentation
          The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2001, Form 10KSB and should be read in conjunction with the financial statements for the six months ended December 31, 2001, contained herein.

          The financial information included herein as of December 31, 2001, and for the six-month periods ended December 31, 2001, and 2000, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

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

          Basic and diluted earnings per share amounts, as well as the weighted average common shares considered outstanding for the six months ended December 31, 2000, have been restated to reflect the business combination described above.

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

          The interim financial statements for the six months ended December 31, 2000, presented herein, have been restated to give effect to the combination. As a result, revenues reported have been increased by $147,783 and net income (loss) has been increased by $321,697.

(4)  Summary of Significant Accounting Policies
          The accounting policies followed by Cubic Energy, Inc., Texas corporation (the "Company" or "Cubic"), formerly known as Roseland Oil and Gas, Inc., an Oklahoma corporation, are set forth in Note 2 to the Company's financial statements in its June 30, 1998 Form 10KSB and should be read in conjunction with the financial statements for the six months ended December 31, 2001 contained herein.

          The financial statements included herein (three and six month period ended December 31, 2001) have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchanges Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Results of Operations

     Three Months Ended December 31, 2001 Compared To Three Months Ended December 31, 2000

          HISTORICALLY PRESENTED:

          Gross revenues for the three months ended December 31, increased from $22,032 in 2000 to $47,395 in 2001 due to the transaction consummated by the Company on April 27, 2001.

          Oil and gas production, operating and development costs increased from $12,475 (57% of oil and gas sales) at December 31, 2000 to $34,277 (72% of oil and gas sales) at December 31, 2001.

          Operating income decreased from a loss of $55,288 at December 31, 2000 to a loss of $91,674 at December 31, 2001 due to lower market prices for oil and gas.

          RESTATED COMBINED:

          Gross revenues decreased from $91,019 at December 31, 2000 to $47,395 at December 31, 2001 due to lower production and lower market prices for oil and gas.

          Oil and gas production, operating and development costs decreased from $38,312 (42% of oil and gas sales) at December 31, 2000 to $34,277 (72% of oil and gas sales) at December 31, 2001.

          Operating Income decreased from a gain of $108,057 at December 31, 2000 to a loss of $91,674 at December 31, 2001 due to lower production and lower market prices for oil and gas.


     Six Months Ended December 31, 2001 Compared To Six Months Ended December 31, 2000

          HISTORICALLY PRESENTED:

          Gross revenues for the six months ended December 31 increased from $46,662 in 2000 to $97,353 in 2001 due to the transaction consummated by the company on April 27, 2001.

          Oil and gas production, operating and development costs increased from $30,181 (65% of oil and gas sales) in the six months ended December 31, 2000 to $79,616 (82% of oil and gas sales) in the six months ended December 31, 2001. The increase in costs was attributable to the maintenance and repair of producing wells.

          Operating income increased from a loss of $79,725 in the six months ended December 31, 2000 to a loss of $170,593 in the six months ended December 31, 2001 due to lower market prices for oil and gas.

          RESTATED COMBINED:

          Gross revenues for the six months ended December 31 decreased from $194,445 in 2000 to $97,353 in 2001 due to the lower production and lower market prices in oil and gas.

          Oil and gas production, operating and development costs decreased from $80,183 (41% of oil and gas sales) in the six months ended December 31, 2000 to $79,616 (81% of oil and gas sales) in the six months ended December 31, 2001 due to lower production and lower market prices in oil and gas.

          Operating income increased from $241,972 in the six months ended December 31, 2000 to a loss of $170,593 at December 31, 2001 due to lower production and lower market prices in oil and gas, and the transaction consummated by the Company on April 27, 2001.

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

                                           CUBIC ENERGY, INC.
DATE:  February 12, 2002                   BY: /s/ Calvin A. Wallen III
                                              -------------------------------
                                              Calvin A. Wallen III, President