Form 10KSB
period 2002-06-30
CUBIC ENERGY INC
filed 2002-09-30
CIK 319156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT

                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002
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

                                       [X]

As of June 30, 2002, the registrant had outstanding 31,180,329 shares of common stock, $.05 par value ("Common Stock"), which is registrant's only class of common stock. There have been no trades in the Common Stock or bid and ask prices within the past sixty days.

The registrant's revenues for the fiscal year ended June 30, 2002 were $250,716.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                               CUBIC ENERGY, INC.
                          TABLE OF CONTENTSDESCRIPTION


Item                                                                        Page
----                                                                        ----
                                     PART I

ITEM 1. Description of Business and Properties                                 4
GENERAL........................................................................4
DESCRIPTION OF BUSINESS........................................................4
RESTATEMENT OF FINANCIAL RESULTS...............................................6
PRINCIPAL OIL AND GAS PROPERTIES...............................................6
MARKETING OF PRODUCTION........................................................7
OIL AND GAS RESERVES...........................................................8
NET PRODUCTION, SALES PRICES AND COSTS.........................................9
PRODUCTIVE WELLS AND ACREAGE..................................................10
RISK FACTORS..................................................................11
ITEM 4. Submission of Matters to a Vote of Security Holders                   26
ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters 26
ITEM 6. Management's Discussion And Analysis Or Plan Of Operations            26
GENERAL.......................................................................27
RESULTS OF OPERATIONS                                                         27
COMPARISON OF FISCAL 2002 TO FISCAL 2001 REVENUES.............................27
LIQUIDITY AND CAPITAL RESOURCES...............................................28
ITEM 7. FINANCIAL STATEMENTS                                                  29
ITEM 8. Directors, Executive Officers, Promoters and Control Persons of the
Registrant; Compliance with Section 16(a) of the Exchange Act                 30
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.............................31
ITEM 9. Executive Compensation                                                31
ITEM 10. Security Ownership of Certain Beneficial Owners and Management       31
ITEM 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K      34
SIGNATURES....................................................................35
Section 906 Certification Form................................................36
Section 302 Certification Form................................................37
INDEX TO FINANCIAL STATEMENTS                                                 39
Note B - Significant accounting policies (continued):.........................47
Concentration of credit risk..................................................48

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

                               Cubic Energy, Inc.

                                     PART I

ITEM 1. Description of Business and Properties

GENERAL

Cubic Energy, Inc. is an independent energy company engaged in the development and production of, and exploration for, crude oil and natural gas. Our oil and gas assets are concentrated principally in Texas and Louisiana. At June 30, 2002, our total proved reserves were 94,045 BOE.

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

In December 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") pursuant to which the Company issued 12,500,000 shares of our common stock in exchange for the conveyance to the Company of certain oil and gas properties by Calvin A. Wallen, III and his affiliates. In connection with the Stock Purchase Agreement, three of the five members of the Board of Directors resigned and new directors were appointed, including Mr. Wallen, who also became President and CEO of the Company.

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

We also took decisive steps in addressing various accounting issues and, in accordance with generally accepted accounting principles, took significant write-downs of our assets prior to our fiscal year end of June 30, 1999, which directly impacted our net income. The Company recorded a net loss in fiscal 1999 of $515,933 due largely to depletion and lease operating expense. In addition, our management requested our prior auditor to provide the Company with restated audited financial statements for the fiscal year ending June 30, 1998 to accurately reflect the condition of the Company as discussed below and these restatements are included in this annual report.

In the year ending June 30, 1999, we took a prior year adjustment that affected the income statement for the year ending June 30, 1997. The adjustment was necessary to recapture excess depletion to income that should have been adjusted in 1997. Consequently, the retained deficit for 1999 was adjusted to reflect $196,491 of prior year excess depletion.

On April 27, 2001, the Company completed an exchange offer pursuant to which it acquired (i) certain direct working interests in producing oil and/or natural gas wells (the "Working Interests") and (ii) all of the outstanding membership units in four privately held limited liability companies and approximately 9.85% of the working interest in another privately held limited liability company, all of which are engaged in oil and/or natural gas exploration and production. The Working Interests consist of between 15% and 45% working interests in fourteen
(14) wells. The Working Interests are part of projects operated by Tauren Exploration, Inc. ("Tauren"), an independent energy company, and Fossil Operating, Inc. ("Fossil") acts as the operator for some of the properties. Calvin A. Wallen, III, a material shareholder, director and officer of the Company is the sole shareholder, director and officer of Tauren and Fossil. The relationship between the Company and each of Tauren and Fossil were approved by the disinterested directors of the Company. The exchange offer was made to and was accepted by the various individual holders of the interests acquired. The Working Interests and the properties held are located in Texas and Louisiana. The consideration paid to the individuals who accepted the exchange offer was determined based on the Company's valuation of the reserves underlying the interests acquired. The value of the Company's common stock for purpose of the exchange offer was deemed to be $0.50 per share. In connection with the exchange offer, the Company issued approximately 11,141,256 shares of the Company's common stock. In addition, as consideration for services rendered with respect to this exchange offer, C. K. Cooper & Company, and/or its principals and employees, received 111,413 shares of the Company's common stock.

Effective January 1, 2002, the Company entered into an Agreement with Tauren Exploration, Inc. whereby (i). Tauren exchanged and traded the accounts receivable of $856,712 owed by the Company for 856,712 shares of restricted Company common stock, (ii). The Company attained ground floor opportunities from Tauren to participate in Tauren's prospect and project inventory, and (iii). Certain warrants were issued to Tauren from the Company to acquire restricted Company common stock. A copy of this Agreement was filed with the Company's March 31, 2002 Form 10-QSB.

In April, 2002, the Company made the strategic decision not to renew the Red Rock Louisiana leaseholds, which action has had a substantial impact on the June 30, 2002 income statement for the Company. Despite the impact, the Company believes the decision not to re-new the leases will be to the ultimate benefit of the Company.

On June 1, 2002, Tauren Exploration, Inc. assigned certain oil and gas properties to the Company for di minimus consideration. The Company already had an interest in some of the properties assigned for Tauren.

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

PRINCIPAL OIL AND GAS PROPERTIES

The following table summarizes certain information with respect to our principal areas of operation at June 30, 2002.

                                                   Percent            Present
                        Oil           Gas         of Proved            Value
         Areas         (Bbl)         (Mcf)         Reserves         (Disc @ 10%)
         -----         -----         -----        ---------         ------------

         Texas           0          564,000          100%             1,836,492
         -----------------------------------------------------------------------
         Total           0          564,000          100%            $1,836,492


Our Texas properties are situated in Palo Pinto, Parker, Eastland and Callahan Counties. At June 30, 2002, the Texas properties contained 100% of our proved reserves, which represented 100% of our Present Value of total proved reserves. The Texas properties consist primarily of wells acquired by the Company in several transactions between 1991 and 2002 and through overriding royalty interests reserved in farm-out agreements in 1998 and 1999.

In June 1998, we agreed to a farm-out agreement with Cummings Company, reserving an overriding royalty interest. As of June 30, 2000, Cummings had completed its drilling program on the farmed out interest and completed four wells, the Reagan 11-1, Reagan 11-2, Reagan 11-3 and the Reagan 11-4.

Our net production for the fiscal year ending June 30, 2002 for the Texas wells averaged approximately 222 Mcf of natural gas per day and 0 barrels of oil per day.

EXPLORATION ACTIVITIES

Our strategy with respect to our domestic exploration program seeks to maintain a balanced portfolio of drilling opportunities that range from lower risk, field extension wells to higher risk, high reserve potential prospects. Our focus is primarily on exploration opportunities that can benefit from advanced technologies, including 3-D seismic, designed to reduce risks and increase success rates. We develop prospects in-house at an affiliate and through strategic alliances with exploration companies that have expertise in specific target areas. In addition, we evaluate some externally generated prospects and plan to participate in some of these opportunities to enhance our portfolio.

We are currently focusing our domestic exploration activities to develop our undeveloped leasehold opportunities in Louisiana, Texas, and New Mexico. Currently we have development opportunities in and will acquire additional leasehold interests in Allen, Evangeline, Sabine, Natchitoches, Rapides Parishes, Louisiana, in Limestone, Navarro, Red River, Henderson Counties, Texas and in Chavez County, New Mexico. These areas are a part of geologic studies utilizing regional trend surface analysis, 2-D and 3-D seismic data, AVO analysis and/or vast sub-surface control. Additionally over 2,240 miles of aeor-magnetics has been acquisitioned over several large Texas areas and is under final analysis for basement structural mapping. Prospects have been developed from 4,000-17,500 feet in depth in the Paluxy, Frio, Wilcox, Smackover, Bradley, Canyon, Rodessa and James formations.

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

We believe we would be able to locate alternate purchasers in the event of the loss of any one of these purchasers, and that any such loss would not have a material adverse effect on our financial condition or results of operations. Revenue from the sale of natural gas totaled $250,716 for the fiscal year ended June 30, 2002 and represented 100% of our total oil and gas revenues for that fiscal year.

Price Considerations

Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil ("NYMEX-WTI"). The average crude oil price per Bbl received by us in fiscal year 2002 was $24.18.

Natural gas prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBTU for natural gas delivered at Henry Hub,  Louisiana  established  on the NYMEX  ("NYMEX-Henry
Hub"). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2002 was $3.09.

OIL AND GAS RESERVES

The following tables set forth the proved developed and undeveloped reserves at June 30, 2002, the estimated future net revenues from such proved reserves and the Present Value and Standardized Measure of Discounted Future Net Cash Flows attributable to our reserves at June 30, 2002, 2001 and 2000:

                                                                                         10%
Category                  Oil (Bbls)      Gas (Mcf)    Total (Mcfe)      Income        Discount
                         ------------   ------------   ------------   ------------   ------------

Proved Producing                    0        564,000        564,000     $1,060,369     $  657,668
Proved Undeveloped                  0              0              0     $        0     $        0


                                                        AT JUNE 30,
                                           -------------------------------------
                                             2002          2001          2000

Proved reserves:
     Oil (Bbl)                                     0       131,594       132,048
     Gas (Mcf)                               564,000     4,227,593     2,847,794
BOE                                           94,045       836,193       606,680
Estimated future net revenues
         (before income tax)               1,060,369    16,717,280   $14,959,135
     Standardized Measure(1)                 657,668    11,020,021   $ 7,742,838
Proved developed reserves:
     Oil (Bbl)                                     0             0           863
     Gas (Mcf)                               564,000     1,629,977       255,872
BOE                                           94,045       271,663        43,509
Estimated future net revenues
         (before income tax)               1,060,369     4,970,583   $   972,881
Present Value                                657,668     3,235,862   $   576,595
Standardized Measure (1)                     657,668     1,734,721   $   396,286
Weighted average sales prices:
     Oil (per Bbl)                             24.18         29.85   $     20.91
     Gas (per Mcf)                              3.09          5.52          3.07

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

All information set forth in this Report relating to our proved reserves, estimated future net revenues and present values is taken from reports prepared by Michael S. Turner, P.E., an independent petroleum engineer. The estimates of this engineer was based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. No reports on our reserves have been filed with any federal agency. In accordance with guidelines of the Securities and Exchange Commission (the "SEC"), our estimates of proved reserves and the future net revenues from which Present
Values are derived are made using year end oil and gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service, general and administrative expenses.

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

NET PRODUCTION, SALES PRICES AND COSTS

The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by us for the period ended June 30, 2002.

                                                  YEAR ENDED        YEAR ENDED
                                                JUNE 30, 2002      JUNE 30, 2001
                                                -------------      -------------
PRODUCTION VOLUMES:
       Oil (Bbl)                                      155                301
       Gas (Mcf)                                   79,619             80,850

WEIGHTED AVERAGE SALES PRICES:
       Oil (per Bbl)                               $24.18             $29.85
       Gas (per Mcf)                                $3.09              $5.52

SELECTED EXPENSES PER BOE:
       Lease operating                             $16.12             $12.31
       Depreciation, depletion and
       Amortization                                $23.67             $ 7.90
       General and administrative                  $17.48             $15.57

PRODUCTIVE WELLS AND ACREAGE

Productive Wells

The following table sets forth our domestic productive wells at June 30, 2002:

                Oil                    Gas                    Total
         ------------------       -------------         -----------------
         Gross          Net       Gross      Net        Gross         Net
         ------        ----       -----      ---        -----        ----
           0             0          20      19.3          20         19.3

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage at June 30, 2002. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

              Undeveloped              Developed               Total
           ----------------         --------------        -----------------
          Gross        Net         Gross      Net        Gross          Net
          -----        ---         -----      ---        -----          ---
            0           0           930       891         930           891

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

In addition, on December 10, 1998, the Company entered into an agreement with Tauren Exploration Inc. ("Tauren") that provides for Tauren to drill on the Company's Section 11 in Palo Pinto County, Texas. The agreement grants Tauren Exploration Inc. a farm-out with Cubic retaining a 7.5% overriding royalty interest. The agreement also provides for a preferential right in the event that Tauren, at some later date, decides to dispose of a part or all of their interest in the drilled wells. Tauren is an affiliate of Calvin A. Wallen, III, an officer, director and majority shareholder of the Company.

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

Exploration, Inc. ("Tauren"), and independent energy company, and Fossil Operating, Inc. ("Fossil") acts as the operator for some of the properties. Calvin A. Wallen, III, a material shareholder, director and officer of the Company is the sole shareholder, director and officer of Tauren and Fossil. The relationship between the Company and each of Tauren and Fossil were approved by the disinterested directors of the Company. The exchange offer was made to and was accepted by the various individual holders of the interests acquired. The Working Interests and the properties held are located in Texas. The consideration paid to the individuals who accepted the exchange offer was determined based on the Company's valuation of the reserves underlying the interests acquired. The value of the Company's common stock for purpose of the exchange offer was deemed to be $0.50 per share. In connection with the exchange offer, the Company issued approximately 11,141,256 shares of the Company's common stock. In addition, as consideration for services rendered with respect to this exchange offer, C. K. Cooper & Company, and/or its principals and employees, received 111,413 shares of the Company's common stock.


OPERATIONS

Although in the past we have not been the operator of our wells, in the future we generally intend to seek to be named operator for wells in which we acquire a significant interest or will appoint an operator on our behalf. As is common in the industry, this typically occurs only when we own the major portion of the working interest in a particular well or field. At June 30, 2002, third parties operated our wells under specific agreements.

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

The Company's operations are also subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, down hole fires, mechanical failures, blowouts, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. The Company participates in insurance coverage maintained by the operator of its wells, although there can be no assurances that such coverage will be sufficient to prevent a material adverse effect on the Company in such events.

Limited Operating History; Capital Intensive Business; Need for Additional Funds

From its inception through December 1997, the Company was engaged principally in non-operating activities. While the Company's new management has extensive experience in oil and gas exploration and operating activities, the Company has had very limited experience in these operations. The Company's business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand the Company's oil and gas field operations and purchase equipment. At June 30, 2002, the Company had a working capital deficit of $9110. As a result of the Company's determination to operate in the future, the Company's working capital requirements may be expected to increase significantly over prior periods. The Company anticipates that it will be able to meet its cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no commitments to obtain any additional debt or equity financing and there can be no assurance that additional funds will be available, when required, on terms favorable to the Company. Any future issuances of equity securities would likely result in dilution to the Company's then existing shareholders while the incurring of additional indebtedness would result in increased interest expense and debt service changes. See "Management's Discussion and Analysis or Plan of Operations."

History of Losses

The Company incurred losses before income tax provisions of $5,770,133 and $216,938 combined for the fiscal years ended June 30, 2002 and 2001, respectively. The Company's accumulated deficit as of June 30, 2002 was $9,637,105. The Company does not have a bank line of credit. The Company has funded its operating losses, acquisitions and expansion costs primarily through a combination of private offerings of convertible debt, exempt transactions, equity securities and proceeds from the exercise of warrants. The success of the Company in obtaining the necessary capital resources to fund future costs associated with its operations and expansion plans is dependent upon the Company's ability to: (i) increase revenues through acquisitions and recovery of the Company's proved producing and proved developed non-producing oil and gas reserves; (ii) maintain effective cost controls at the corporate administrative office and in field operations; and (iii) obtain the exercise of outstanding warrants. However, even if the Company achieves some success with its plans, there can be no assurance that it will be able to generate sufficient revenues to achieve significant profitable operations or fund its expansion plans. See "Management's Discussion and Analysis or Plan of Operations".

Significant Capital Expenditures Necessary for Undeveloped Properties

The vast majority of the Company's oil and gas reserves are classified as Proved Reserves. Recovery of the Company's future Proved Undeveloped Reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures of approximately $500,000 will be required to fully develop some of these reserves in the next twelve months. No assurance can be given that the Company's estimates of capital expenditures will prove accurate, that its financing sources will be sufficient to fully fund its planned development activities or that development activities will be either successful or in accordance with the Company's schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

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

Volatility of Oil and Gas Prices

The Company's revenues, profitability and the carrying value of its oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. The Company's ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to:
(i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond the Company's control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of the Company's production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect the Company's ability to market its production through such systems, pipelines or facilities. Substantially all of the Company's gas production is currently sold to one gas marketing firm on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during fiscal 2000, fiscal 2001 and fiscal 2002, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries
(OPEC), changes in demand from many Asian countries, current events in the Middle East, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

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

From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which the Company owns an interest have been subject to production curtailments. The curtailments range from production being partially restricted to wells being completely shut-in. The duration of curtailments varies from a few days to several months. In most cases, the Company is provided only limited notice as to when production will be curtailed and the duration of such curtailments. The Company is not currently experiencing any material curtailment of its production.

Dependence on Key Personnel

The Company depends to a large extent on the services of Calvin A. Wallen, III, the Company's President, Chairman of the Board, and Chief Executive Officer. The loss of the services of Mr. Wallen would have a material adverse effect on the Company's operations. The Company has not entered into any employment contracts with its executive officer and has not obtained key personnel life insurance on Mr. Wallen, its President and Chief Executive Officer.

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

Conflicts of Interests

Certain officers, directors and related parties, including entities controlled by Calvin A. Wallen, III, the President and Chief Executive Officer, have engaged in business transactions with the Company which were not the result of arm's length negotiations between independent parties. Management believes that the terms of these transactions were as favorable to the Company as those that could have been obtained from unaffiliated parties under similar circumstances. All future transactions between the Company and its affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of the Board of Directors of the Company.

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

Title to Properties

The Company's contract land professionals have reviewed title records or other title review materials relating to substantially all of its producing properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. The Company believes it has satisfactory title to all its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which the Company believes do not materially interfere with the use of or affect the value of such properties. At June 30, 2002, the Company's leaseholds for approximately 100% of its net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Employees

At June 30, 2002, the Company had no full time employees. In January, 2002, the Company entered into a new contract with an affiliate controlled by our President to provide certain technical administration and management services needed to conduct its business. The terms of the contract provided for personnel to be contracted at the affiliates true cost; which is more favorable to the company than would be available from an unaffiliated third party.

Facilities

The Company's principal executive and administrative offices are located at 1720 Northwest Highway, Suite 320, Garland, Texas. The offices are subleased from an affiliate controlled by our President and Chief Executive Officer and the offices are subleased through October 31, 2002. The monthly amount charged to the Company is based on actual costs of materials and man-hours of the affiliates that are used pursuant to the terms of the agreement. The Company believes that there is other appropriate space available in the event the Company should terminate its current leasing arrangement.

Possible adverse consequences due to claims and legal proceedings

In the spring of 1999, the Company became aware of the claim of Clifton Kees, Jr. ("Kees"), a geologist, to a 1% overriding royalty interest in Reagan Sections 11 and 12, Palo Pinto County, Texas. Kees filed an assignment in Palo Pinto County, Texas, after December 1, 1997, upon which Kees bases his claim. The Company, after its initial investigation, disputed Kees' legal rights to the overriding royalty and had filed suit to challenge this royalty. However, based on court ruling, Kees is entitled to his overriding royalty and the Company owes Kees $30,381 in back overriding royalty payments plus some amount of legal fees expended by Kees in the challenging lawsuit.

William Vandever, during the period of time in which he served as the President and Chief Executive Officer of the Company, purportedly granted some preferential rights with respect to 75% of the Reagan leases in Section 11, Palo Pinto County, Texas, to participants in the re-work of the Reagan #2-11 well. Claims related to preferential rights with regard to the Reagan lease in Section 11 could materially and adversely affect the financial condition and the outlook of the Company. Based upon information obtained by the Company, the Company has filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.", against Kees, Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void. This suit also sought monetary damages against the named defendants. This lawsuit was filed on April 26, 1999. All section 11 preferential rights were returned to the Company on or about January 2002. All parties to the lawsuit have now either settled with the Company or had the remaining claims against them dismissed.

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

ITEM 2. Description of Properties.

         See "ITEM 1. Description of Business."

ITEM 3. Legal Proceedings

First National Bank of Oklahoma (the "Bank") filed a lawsuit in Kay County, Oklahoma against a former Company Director, William Vandever, and a current Company Director, Gene Howard, alleging that these individuals, while acting in the capacity of Directors for the Companies, breached their fiduciary responsibility allegedly owed to the Bank with respect to a former subsidiary of the Company, Hiland Properties, Inc. ("Hiland"). In a prior Texas bankruptcy proceeding involving Hiland, the Bank failed to assert its claims as a Hiland creditor. Following the bankruptcy court approval of the Hiland settlement and distribution of properties, the Bank filed suit in the bankruptcy court to set aside the settlement. After the bankruptcy court dismissed the Bank's claims, the Bank filed the lawsuit in Kay County styled "The First National Bank of Oklahoma vs. Nora Gordon, et al". Mr. Vandever and Mr. Howard moved to transfer the suit to the Texas Bankruptcy Court. In the fall of 1999, the Texas Bankruptcy Court denied the Motion to Transfer filed by Mr. Vandever and Mr. Howard. The Bank has taken no action in the prosecution of this lawsuit in the past three years. Mr. Vandever and Mr. Howard may seek reimbursement from the Company for defense costs and the amounts of any judgment attained against them. The Bank is seeking $65,000, plus interest and legal fees. The Company believes that the lawsuit filed by the Bank is without merit and Mr. Vandever and Mr.
Howard intend to vigorously defend against the claims if they are pursued further. The legal fees expended by Mr. Vandever and Mr. Howard for their defense is believed to be approximately $4,000. Howard, Widdows, and Bufogle, PC is counsel of record for Gene Howard and William Vandever. Subsequently, the Oklahoma State Court in Kay County has dismissed the Bank's claims, with the Company having no further potential liability for indemnification of William Vandever and Gene Howard.

In the spring of 1999, the Company became aware of the claim of Clifton Kees, Jr. ("Kees"), a geologist, to a 1% overriding royalty interest in Reagan Sections 11 and 12, Palo Pinto County, Texas. Kees filed an assignment in Palo Pinto County, Texas, after December 1, 1997, upon which Kees bases his claim. The Company, after its initial investigation, disputed Kees' legal rights to the overriding royalty. However, based on court ruling, Kees is entitled to his overriding royalty and the Company owes Kees $30,381 in back royalty payments, plus some amount of legal fees expended by Kees defending his interests.

William Vandever, during the period of time in which he served as the President and Chief Executive Officer of the Company, purportedly granted some preferential rights with respect to 75% of the Reagan leases in Section 11, Palo Pinto County, Texas, to participants in the re-work of the Reagan #2-11 well. Claims related to preferential rights with regard to the Reagan lease in Section 11 could materially and adversely affect the financial condition and the outlook of the Company. Based upon information obtained by the Company, the Company has filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.", against Kees, Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void. This suit also sought monetary damages against the named defendants. This lawsuit was filed on April 26, 1999. In January, 2002, all preferential rights were returned to the Company. All parties to the lawsuit have now either settled or had their remaining claims against them dismissed.

ITEM 4. Submission of Matters to a Vote of Security Holders

During the first quarter of the fiscal year ended June 30, 2002, proxies were mailed to shareholders of record as of November, 2001 for the Annual Stockholder meeting that was held on December 14, 2001 in Minneapolis, Minnesota. Security holders were asked to ratify the selection of the Company's accounting firm, Philip Vogel & Co., PC, and to vote on directors of the Company with the directors elected to serve one year or until their replacement was elected.

The shareholders approved the Company's selection of accounting firms, and elected the directors with the following vote:

APPROVAL OF ACCOUNTANTS             YES VOTES      NO VOTES      ABSTENTIONS

Philip Vogel & Co., PC              25,957,624      1,480            1,860


ELECTION OF DIRECTORS

Calvin A. Wallen, III               25,958,153      1,200           21,600
Gene Howard                         25,907,540      1,200           53,213
Jon Ross                            25,959,003      1,200              800


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

At June 30, 2002, there were 31,180,329 shares of Common Stock outstanding held by approximately 850 shareholders of record.

In the fall of 1999, Roseland Oil and Gas, Inc. was merged into Cubic Energy, Inc., a Texas corporation and a wholly owned subsidiary of Roseland Oil and Gas, Inc. Under its Texas Articles of Incorporation, Cubic is authorized to issue one class of 50,000,000 common shares, par value $0.05/share and one class of 10,000,000 preferred shares, par value $0.01/share. An exchange of one common share of Roseland for one common share of Cubic was effectuated in the merger. At the time of the merger, and as of June 30, 2002, there were no preferred shares of the Company outstanding.

On October 16, 2001, the Company was registered to trade OTC-BB, with J. Alexander Securities to act as the initial market maker, under the QBIK symbol.

The Company does not have a written cash dividend policy, has not paid cash dividends on its common stock in the past and does not expect to pay cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6. Management's Discussion and Analysis or Plan of Operations

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year in the two-year period ended June 30, 2002. The Company's Financial Statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

The Company's future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. We have an inventory of development drilling locations to pursue after the fiscal year ending June 30, 2002. If we are unable to economically acquire or find significant new reserves for development and exploitation, the Company's oil and gas production, and thus its revenues, would likely decline gradually as its reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The oil and gas markets have historically been very volatile, and any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations, and could result in a reduction in the carrying value of the Company's proved reserves and adversely affect its access to capital.

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


RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2002 TO FISCAL 2001 REVENUES

HISTORICALLY PRESENTED:
OIL AND GAS SALES decreased 45% to $250,716 in the fiscal year ended June 30, 2002 ("fiscal 2002") from $455,654 in the fiscal year ended June 30, 2001 ("fiscal 2001"), due to lower oil and gas prices and diminishing production.

OTHER REVENUES decreased $0 in fiscal 2002 from $272,938 in fiscal 2001. This decrease was due to the revenue contractually obtained in fiscal 2001 from the April 27, 2001 transaction described herein.

COSTS AND EXPENSES

HISTORICALLY PRESENTED:
PRODUCTION AND OPERATING EXPENSE increased 28% to $216,505 in the year ended June 30, 2002 ("fiscal 2002") from $169,507 in the year ended June 30, 2001 ("fiscal 2001").

HISTORICALLY PRESENTED:
DEPRECIATION, DEPLETION AND AMORTIZATION increased 292% to $317,901 in fiscal 2002 from $108,805 in fiscal 2001. The increase was primarily due to reduction in reserves from abandonment of leaseholds.

HISTORICALLY PRESENTED:
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("G&A") increased 10% to $234,804 in the year ended June 30, 2002 ("fiscal 2002") from $214,387 in the year ended June 30, 2001 ("fiscal 2001").

HISTORICALLY PRESENTED:
INTEREST EXPENSE increased to $38 in the year ended June 30, 2002 ("fiscal 2002") from $0 in the year ended June 30, 2001 ("fiscal 2001").

HISTORICALLY PRESENTED:
GAIN ON SALE OF ASSETS increased to $26,550 in the year ended June 30, 2002 ("fiscal 2002") from $0 in the year ended June 30, 2001 ("fiscal 2001") primarily because all of the Comanche Energy Inc. stock sold in the year 2002.

NET INCOME

HISTORICALLY PRESENTED:
Net loss increased 2660% to reflect a loss of $5,770,133 in fiscal 2002 from a loss of $216,938 in fiscal 2001 as a result of the strategic decision of the Company not to renew the Louisiana Red Rock Lease.

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

The Company had net working capital of $157,234 at June 30, 2002.

The following discussion sets forth the Company's current plans for capital expenditures in fiscal 2003, and the expected capital resources needed to finance such plans.

CAPITAL EXPENDITURES

HISTORICALLY PRESENTED:
At the present time, the Company anticipates to increase spending on exploration and development activities during fiscal 2003 through the development of strategic alliances that will position the Company to take advantage of possible acquisition objectives that will fit into the Company's core activity areas of oil and gas production.

The Company will increase its planned activities for fiscal 2003 if product prices remain strong and if we are able to obtain the capital resources necessary to finance such activities. See "BUSINESS - DRILLING, EXPLORATION AND PRODUCTION ACTIVITIES."

WORKING CAPITAL AND CASH FLOW

HISTORICALLY PRESENTED:
During fiscal 2002, the Company generated cash flow from operating activities of ($92,724).

The Company's working capital increased to $157,234 at June 30, 2002 from a deficit of $675,583 at June 30, 2001, due to the exchange of the Company's related party debt for shares of Company common stock.

CAPITAL RESOURCES

The Company cannot be certain that the funds which will be available from the completed and pending sales of assets, combined with operating cash flow, will be adequate to fund the projected capital expenditures for fiscal 2003. However, because future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company's success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities.

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


INFLATION

Although the level of inflation affects certain of the Company's costs and expenses, inflation did not have a significant effect on the Company's results of operations during fiscal 2002.


INFORMATION SYSTEMS FOR THE YEAR 2000

The Company completed implementation of a "Year 2000 Plan" in the fiscal year ended June 30, 2000; and through June 30, 2002, the Company experienced no effects of its information systems from "Y2K". Though not expected, it is still possible that "Y2K" issues could have a material effect on the operations, productivity, and profitability of the Company.


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

                                    PART III

ITEM 8. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of each director and executive officer and the period during which each has served as a director of the
Company:

NAME                     AGE    POSITION WITH ROSELAND            DIRECTOR SINCE
------                   ---    ---------------------             --------------

Calvin A. Wallen, III     47    Chairman of the Board, President        1997
                                & Chief Executive Officer

Jon S. Ross               38    Director, Secretary                     1998

Gene Howard               75    Director                                1991

CALVIN A. WALLEN, III has served as the President and Chief Executive Officer of the Company since December 1997, and as Chairman of the Board of Directors since June 1999. Mr. Wallen has over 20 years of experience in the oil and gas industry working as a drilling and petroleum engineer. He was employed by Superior Oil and various other drilling contractors including Resource, Tom Brown and Rowan International. He assisted in the design and construction of several land rigs with advanced drilling systems and has domestic and international experience in drilling engineering. While employed by Rowan International, Mr. Wallen gained experience in drilling high angle directional wells at Prudhoe Bay on contract to Arco. In 1982, Mr. Wallen began acquiring and developing oil and gas properties, forming a production company that has evolved into Tauren Exploration, Inc. Mr. Wallen did his undergraduate studies at Texas A&M University in College Station, Texas.

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


ITEM 9. Executive Compensation

The total compensation for the three fiscal years ended June 30, 2002, for Calvin A. Wallen, III, the Company's current Chief Executive Officer and Jon S. Ross, the Company's current Secretary is set forth below in the following Summary Compensation Table. No other person received cash compensation in excess of $100,000 during the fiscal year ended June 30, 2002.

SUMMARY COMPENSATION TABLE
                                            Fiscal      Annual      Other Annual
Name and Principal Position                  Year       Salary      Compensation
---------------------------                 ------      ------      ------------
Calvin A. Wallen, III, President and CEO     2002          0              0
                                             2001          0              0
                                             2000          0              0
Jon S. Ross, Secretary                       2002          0              0
                                             2001          0              0
                                             2000          0              0

Warrants were granted to an affiliate of Calvin A. Wallen, III effective January 1, 2002, as described in that agreement attached as an exhibit to the March 31, 2002, Form 10-QSB.

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

                                           NUMBER                  APPROXIMATE
NAME AND ADDRESS                          OF SHARES             PERCENT OF CLASS
------------------                        ---------             ----------------

Calvin A. Wallen, III                    10,629,515 /1/               34.1%
1720 Northwest Highway, Ste. 320
Garland, TX  75041

William Bruggeman                        10,707,303 /2/               34.3%
20 Anemone Circle
North Oaks, MN  55127

Gene Howard                                 322,245 /3/                1.0%
2402 East 29th St.
Tulsa, OK   74114

Jon S. Ross                                  50,000                    0.2%
1720 Northwest Highway, Ste. 320
Garland, TX  75041

All officers and directors
as a group (3 persons):                  10,285,049                   35.3%

*Less than one percent.

/1/ Includes 1,593,215, and 75,000 shares held in equal amounts by each of Mr. Wallen's three children/grandchildren: Calvin Wallen, IV, Lauren Wallen, and Lindsey Renturia; and 834,000 shares held by Tauren Exploration, Inc., an entity controlled by Mr. Wallen.

/2/ Includes 500,000 shares held by Diversified Dynamics Corp., a company controlled by William Bruggeman, includes 120,000 shares owned by Consumer Products Corp. in which Mr. Bruggeman's wife Ruth is a joint owner, and includes 9,713,303 shares held jointly by William Bruggeman & Ruth Bruggeman JTWROS

/3/ All 322,245 shares are held by Mr. Howard's wife, Belva, of which Mr. Howard claims no beneficial ownership

ITEM 11. Certain Relationships and Related Transactions

In December 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") with Calvin A. Wallen, III or his designees, William Bruggeman and Ruth Bruggeman, and Diversified Dynamics, Inc. (together, the "Buyers"). Pursuant to the Agreement, the Company issued (i) 7,000,000 shares of its common stock to Calvin A. Wallen, III; (ii) 2,500,000 shares of common stock to Earthstock Resources, Inc., all of the shares of which are owned by Mr. Wallen;
(iii) 2,500,000 shares of common stock to William Bruggeman and Ruth Bruggeman as joint tenants with rights of survivorship; and (iv) 500,000 shares of common stock to Diversified Dynamics, which is controlled by the Bruggemans, representing an aggregate of approximately 71.3% of the issued and outstanding shares of common stock of the Company, with the shares issued to Mr. Wallen and his affiliates representing approximately 54.2% of the issued and outstanding shares of common stock of the Registrant. In exchange for the issuance of the Shares, the Buyers conveyed to the Registrant the interests in certain oil and gas properties owned by the Buyers, as well as the Buyers' entire interest in any contracts, leases, records and insurance policies affecting such interests (the "Consideration"). The amount of the Consideration was the result of an agreed negotiation between the Buyers and the Company. Prior to the negotiation and execution of the Agreement, there were no material relationships between the

Company or any affiliates, officers or directors of the Company, on the one hand, and any of the Buyers, or any affiliates, officers or directors of any of the Buyers, on the other hand.

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

On December 10, 1998, the Company entered into an agreement with Tauren Exploration Inc. ("Tauren") that provides for Tauren to drill on the Company's
Section 11 in Palo Pinto County, Texas. The agreement grants Tauren Exploration Inc. a farm-out retaining a 7.5% overriding royalty interest. The agreement also grants the Company preferential rights in the event that Tauren, at some later date, decides to divest part or all of their interests in the drilled wells. Tauren is an affiliate of Calvin A. Wallen, III, an officer, director and majority shareholder of the Company.

On April 27, 2001, the Company completed an exchange offer pursuant to which it acquired (i) certain direct working interests in producing oil and/or natural gas wells (the "Working Interests") and (ii) all of the outstanding membership units in four privately held limited liability companies and approximately 9.85% of the working interest in another privately held limited liability company, all of which are engaged in oil and/or natural gas exploration and production. The Working Interests consist of between 15% and 45% working interests in fourteen
(14) wells. The Working Interests are part of projects operated by Tauren Exploration, Inc. ("Tauren"), an independent energy company, and Fossil Operating, Inc. ("Fossil") acts as the operator for some of the properties. Calvin A. Wallen, III, a material shareholder, director and officer of the Company is the sole shareholder, director and officer of Tauren and Fossil. The relationship between the Company and each of Tauren and Fossil were approved by the disinterested directors of the Company. The exchange offer was made to and was accepted by the various individual holders of the interests acquired. The Working Interests and the properties held are located in Texas and Louisiana. The consideration paid to the individuals who accepted the exchange offer was determined based on the Company's valuation of the reserves underlying the interests acquired. The value of the Company's common stock for purpose of the exchange offer was deemed to be $0.50 per share. In connection with the exchange offer, the Company issued approximately 11,141,256 shares of the Company's common stock. In addition, as consideration for services rendered with respect to this exchange offer, C. K. Cooper & Company, and/or its principals and employees, received 111,413 shares of the Company's common stock.

Effective January 1, 2002, the Company entered into an Agreement with Tauren Exploration, Inc. whereby (i). Tauren exchanged and traded the accounts receivable of $856,712 owed by the Company for 856,712 shares of restricted Company common stock, (ii). The Company attained ground floor opportunities from Tauren to participate in Tauren's prospect and project inventory, and (iii). Certain warrants were issued to Tauren from the Company to acquire restricted Company common stock. A copy of this Agreement was filed with the Company's March 31, 2002 Form 10-QSB.

In April, 2002, the Company made the strategic decision not to renew the Red Rock Louisiana leaseholds, which action has had a substantial impact on the June

30, 2002 income statement for the Company. Despite the impact, the Company believes the decision not to re-new the leases will be to the ultimate benefit of the Company.

On June 1, 2002, Tauren Exploration, Inc. assigned certain oil and gas properties to the Company for di minimus consideration. The Company already had an interest in some of the properties assigned for Tauren.

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

3. Exhibits

         10.1 -- Stock Purchase Agreement, dated December 7. 1997, among the Company, Calvin A. Wallen, III or his designees, Diversified Dynamics, William and Ruth Bruggeman (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 24, 1997).

         10.2 -- Agreement, dated as of January 1, 2002, between the Company and Tauren Exploration, Inc. (incorporated by reference to Exhibit 10 of the Company's 10Q, filed with the SEC for the quarter ended March 31,
         2002).

         23.1* -- Consent of Philip Vogel & Co., PC
         27.1* -- Financial Data Schedule.

         * Filed herewith.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 27TH DAY OF SEPTEMBER, 2002.


                                                   Cubic Energy, Inc.



                                                   By: /s/ Calvin A. Wallen, III
                                                   -----------------------------
                                                   CALVIN A. WALLEN, III
                                                   PRESIDENT AND CHIEF
                                                   EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


SIGNATURE                           TITLE                          DATE


/s/ Calvin A. Wallen, III    President, Chief Executive       September 27, 2002
-------------------------    Officer and Director
Calvin A. Wallen, III        (Principal Executive Financial,
                             Accounting Officer)

/s/ Jon Stuart Ross          Director, Secretary              September 27, 2002
-------------------------
Jon Stuart Ross


/s/ Gene Howard              Director                         September 27, 2002
-------------------------
Gene Howard

In connection with the Annual Report on Form 10-K of Cubic Energy, Inc. (the "Company") for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Calvin A. Wallen, III, the Chief Executive, Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





Date: September 27, 2002                     /s/ Calvin A. Wallen, III
                                             ---------------------------
                                             Calvin A. Wallen, III
                                             President and Chairman of the Board
                                             (Principal Executive, Financial and
                                             Accounting Officer)

I, Calvin A. Wallen, III, certify that:

1)       I have reviewed this annual report on Form 10-K of Cubic Energy, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.






Date: September 27, 2002                     /s/ Calvin A. Wallen, III
                                             ---------------------------
                                             Calvin A. Wallen, III
                                             President and Chairman of the Board
                                             (Principal Executive, Financial and
                                             Accounting Officer)

                               CUBIC ENERGY, INC.

                              FINANCIAL STATEMENTS
                                       and
                          INDEPENDENT AUDITORS' REPORT

                                  JUNE 30, 2002

                                 C O N T E N T S

                                                                            Page

Independent Auditors' Report...................................................1

Financial Statements:

Balance Sheets.................................................................2

Statements of Operations.......................................................3

Statements of Changes in Stockholders' Equity..................................4

Statements of Cash Flows.......................................................5

Notes to Financial Statements...............................................6-20

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Cubic Energy, Inc.



We have audited the balance sheets of Cubic Energy, Inc., a Texas corporation, as of June 30, 2002 and 2001, and the related statements of operations, of changes in stockholders' equity and of cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cubic Energy, Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                    PHILIP VOGEL & CO. PC




                                                    Certified Public Accountants

Dallas, Texas

September 20, 2002


                               CUBIC ENERGY, INC.

                                 BALANCE SHEETS
                             JUNE 30, 2002 AND 2001


                                                      2002                      2001

Assets

Current assets:
Cash and cash equivalents                   $  169,334                $   85,208
Accounts receivable - trade                     40,128                    38,816

Total current assets                                     $  209,462                $  124,024





Property and equipment (at cost):
Oil and gas properties, full cost method:
   Proved properties (including wells and
      related equipment and facilities)     $1,537,625                $7,210,335
Office and other equipment                         910                       910

                                            $1,538,535                $7,211,245
Less accumulated depreciation, depletion
   and amortization                            880,865                   562,964

                                                            657,670                 6,648,281


                                                         $  867,132                $6,772,305




















        The accompanying notes are an integral part of these statements.


                               CUBIC ENERGY, INC.

                                 BALANCE SHEETS
                             JUNE 30, 2002 AND 2001

                                                        2002                          2001
                                                 --------------------------------------------------------

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses            $    43,118                   $    10,509
Due to affiliates                                      9,110                       790,098
                                                 -----------                   -----------

Total current liabilities                                       $    52,228                   $   800,607

Noncurrent liabilities:
Deferred income taxes                                                     0                       471,800

Commitments and contingencies (Note I)

Stockholders' equity:
Preferred stock - $.01 par value,
  authorized 10,000,000 shares,
  issued none                                    $         0                   $         0
Common stock - $.05 par value, authorized
  50,000,000 shares, issued 31,180,326
  shares in 2002 and 29,989,614 shares in 2001     1,559,017                     1,499,481
Additional paid-in capital                         8,892,992                     7,867,389
Accumulated deficit                               (9,637,105)                   (3,866,972)
                                                 -----------                   -----------

Stockholders' equity                                                814,904                     5,499,898
                                                                -----------                   -----------

                                                                $   867,132                   $ 6,772,305
                                                                ===========                   ===========











        The accompanying notes are an integral part of these statements.


                               CUBIC ENERGY, INC.

                            STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                                         2002           2001           2000
                                                     -----------    -----------    -----------

Revenues:
   Oil and gas sales                                 $   250,716    $   455,654    $   351,414
   Preferred return                                            0        272,938         78,448
                                                     -----------    -----------    -----------

         Total revenues                              $   250,716    $   728,592    $   429,862
                                                     -----------    -----------    -----------

Costs and expenses:
   Oil and gas production, operating and
      development costs                              $   216,505    $   169,507    $    97,552
   Selling, general and administrative expenses          234,804        214,387        332,548
   Depreciation, depletion and amortization              317,901        108,805        177,916
   Impairment loss on oil and gas properties           5,750,838              0              0
                                                     -----------    -----------    -----------

         Total costs and expenses                    $ 6,520,048    $   492,699    $   608,016
                                                     -----------    -----------    -----------

         Operating income (loss)                     $(6,269,332)   $   235,893    $  (178,154)
                                                     -----------    -----------    -----------

Non-operating income (expense):
   Gain (loss) on sales of securities                $    26,550    $         0    $   (75,562)
   Other income                                              339         18,969         22,524
   Interest expense                                          (38)             0         (6,651)
   Interest income                                           548              0              0
                                                     -----------    -----------    -----------

         Total non-operating income (expense)        $    27,399    $    18,969    $   (59,689)
                                                     -----------    -----------    -----------

Income (loss) from operations before income taxes:   $(6,241,933)   $   254,862    $  (237,843)

Provision for (benefit of) income taxes                 (471,800)       471,800              0
                                                     -----------    -----------    -----------

         Net loss                                    $(5,770,133)   $  (216,938)   $  (237,843)

Other comprehensive income, net of tax:
   Reclassification adjustment                                 0              0         33,914
                                                     -----------    -----------    -----------

         Comprehensive loss                          $(5,770,133)   $  (216,938)   $  (203,929)
                                                     ===========    ===========    ===========


Net loss per common share - basic and diluted        $     (0.19)   $     (0.01)   $     (0.01)
                                                     ===========    ===========    ===========



        The accompanying notes are an integral part of these statements.



                               CUBIC ENERGY, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                                                      Common Stock
                                                   Cumulative   --------------------------    Additional
                                                   preferred       Shares          Par          paid-in
                                                     stock      outstanding       value         capital
                                                  -----------   -----------    -----------    -----------

Balance, June 30, 1999                                   --      25,045,556    $ 1,252,278    $ 5,556,245

   Net loss, year ended June 30, 2000                    --            --             --             --
   Stock issued - conversion of notes payable            --         439,600         21,980        124,554
   Stock issued - previously subscribed                  --         240,000         12,000        108,000
   Stock issued to effect business combination           --       4,334,046        216,703      1,902,244
   Stock purchase                                        --          (1,000)           (50)          (450)
 Contributions (net) to unincorporated
       entities acquired in business                     --            --             --          140,178
   combination
   Capitalization of earnings of unincorporated
       entities acquired in business                     --            --             --          135,052
   combination
   Reclassification adjustment on sale of
     securities                                          --            --             --             --
                                                  -----------   -----------    -----------    -----------

Balance, June 30, 2000                                   --      30,058,202    $ 1,502,911    $ 7,965,823

   Net loss, year ended June 30, 2001                    --            --             --             --
 Retirement of stock                                     --        (180,000)        (9,000)         9,000
 Distributions (net) from unincorporated
       entities acquired in business                     --            --             --         (487,838)
   combination
   Capitalization of earnings of unincorporated
       entities acquired in business                     --            --             --          330,269
   combination
   Stock issued to service provider                      --         111,412          5,570         50,135
                                                  -----------   -----------    -----------    -----------

Balance, June 30, 2001                                   --      29,989,614    $ 1,499,481    $ 7,867,389

   Net loss, year ended June 30, 2002                    --            --             --             --
 Stock issued for cash                                   --         334,000         16,700        133,600
   Contribution of oil and gas properties                --            --             --           78,127
   Stock issued in exchange for debt                     --         856,712         42,836        813,876
                                                  -----------   -----------    -----------    -----------

Balance, June 30, 2002                                   --      31,180,326    $ 1,559,017    $ 8,892,992
                                                  ===========   ===========    ===========    ===========






        The accompanying notes are an integral part of these statements.

                                   Accumulated
    Stock                              other           Total
subscriptions     Accumulated     comprehensive     stockholders'
    paid            deficit            loss           equity


$     120,000    $  (2,946,870)   $     (33,914)   $   3,947,739

         --           (237,843)            --           (237,843)
         --               --               --            146,534
     (120,000)            --               --               --
         --               --               --          2,118,947
         --               --               --               (500)

         --               --               --            140,178

         --           (135,052)            --               --

         --               --             33,914           33,914

         --      $  (3,319,765)            --      $   6,148,969


         --           (216,938)            --           (216,938)

         --               --               --           (487,838)

         --           (330,269)            --               --
         --               --               --             55,705

         --      $  (3,866,972)            --      $   5,499,898


         --         (5,770,133)            --         (5,770,133)
         --               --               --            150,300
         --               --               --             78,127
         --               --               --            856,712

         --      $  (9,637,105)            --      $     814,904










        The accompanying notes are an integral part of these statements.


                               CUBIC ENERGY, INC.

                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                                                2002           2001           2000

Cash flows from operating activities:
   Net loss                                                 $(5,770,133)   $  (216,938)   $  (237,843)
   Adjustments to reconcile net loss to cash
         provided (used) by operating activities:
      Depreciation, depletion and amortization                  317,901        108,805        177,913
      (Gain) loss on sale of securities                         (26,550)             0         75,562
      Impairment loss                                         5,750,838              0              0
      Deferred tax provision                                   (471,800)       471,800              0
      Non-cash interest expense                                       0              0          6,039
      Stock issued for services                                       0         55,705              0
      Change in assets and liabilities:
         (Increase) decrease in accounts receivable              (1,312)        80,758        (95,374)
         Increase in loan from affiliates                        75,724        125,397        209,353
         Increase (decrease) in accounts payable
         and accrued liabilities                                 32,608        (39,454)       (51,002)

         Net cash provided (used) by operating activities   $   (92,724)   $   586,073    $    84,648

Cash flows from investing activities:
   Proceeds from sale of securities                         $    26,550    $         0    $    60,063
   Purchase of property and equipment                                 0        (13,958)    (2,618,990)

         Net cash provided (used) by investing activities   $    26,550    $   (13,958)   $(2,558,927)

Cash flows from financing activities:
   Proceeds from issuance of stock                          $   150,300    $         0    $         0
   Capital contributions in acquired entities                         0              0      2,282,233
   Purchase of outstanding stock                                      0              0           (500)
   Capital distributions from acquired entities                       0       (487,838)             0

         Net cash provided (used) by financing activities   $   150,300    $  (487,838)   $ 2,281,733

Net increase (decrease) in cash and cash equivalents        $    84,126    $    84,277    $  (192,546)

Cash and cash equivalents:
   Beginning of year                                             85,208            931        193,477

   End of year                                              $   169,334    $    85,208    $       931









        The accompanying notes are an integral part of these statements.

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


Note B - Significant accounting policies:

Office and other equipment

Office and other equipment are stated at cost and depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Depreciation and amortization of office and other equipment amounted to $0, $0 and $20 for the years ended June 30, 2002, 2001 and 2000, respectively.

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

In addition, the capitalized costs are subject to a "full cost ceiling test," which generally limits such costs to the aggregate of the "estimated present value," discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Depletion of producing oil and gas properties amounted to $317,901, $108,805 and $177,916 for the years ended June 30, 2002, 2001 and 2000, respectively.

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

As discussed in Note F, there were no dilutive securities during the years ended June 30, 2002, 2001 and 2000. The weighted average number of common and common equivalent shares outstanding was 30,621,257, 29,951,349 and 29,949,052 for the years ended June 30, 2002, 2001 and 2000, respectively.

Impairment of long-lived assets and long-lived assets to be disposed of

The Company has adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In addition, the Company is subject to the rules of the Securities and Exchange Commission with respect to impairment of oil and gas properties accounted for under the full cost method of accounting, as described earlier.

The Company plans to adopt the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for periods beginning January 1, 2002, and thereafter. SFAS 144 replaces SFAS 121, and, among other matters, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 retains the basic provisions of SFAS 121, but broadens the scope and establishes a single model for long-lived assets to be disposed of by sale. Management does not believe adoption of SFAS 144 will have any effect on the financial statements of the Company.


Concentration of credit risk

Financial instruments which potentially subject the Company to a concentration of credit risk consists primarily of trade accounts receivable with a variety of local, national, and international oil and natural gas companies. Such credit risks are considered by management to be limited due to the financial resources of the oil and natural gas companies.

Cash equivalents

For purposes of the statements of cash flows, the Company considers all certificates of deposit and other financial instruments with original maturity dates of three months or less to be cash equivalents.

Transfers and servicing of financial assets and extinguishment of liabilities

The Company has adopted the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and SFAS No. 140, (by the same title and which replaces SFAS 125 for transactions occurring  after  March 31,  2001).  These  statements  provide  accounting  and reporting  standards  for  transfers  and  servicing  of  financial  assets  and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of these statements has had no affect on the financial statements of the Company.

Reporting comprehensive income (loss) and operating segments

The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of SFAS No. 131 has had no impact on the Company's financial position, results of operations, cash flows, or related disclosures since the Company's operations are considered to be a single segment.

Comprehensive income is the total of (1) net loss plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. In accordance with SFAS No. 130, the Company has presented a statement of operations that includes other comprehensive income. An analysis of changes in components of accumulated other comprehensive income is presented in the statement of changes in stockholders' equity.

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

Oil and gas revenue

The Company recognizes oil and gas revenues by the sales method as oil and gas production is sold. Differences between sales and production volumes during the years ended June 30, 2002, 2001 and 2000 were not significant.

Preferred return

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

Obligations associated with the retirement of assets

The Company plans to adopt the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, effective for periods beginning June 15, 2002, and thereafter. SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and, among other matters, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the related asset and allocated to expense over the asset's useful life. This is a change from the approach taken under SFAS No. 19, whereby an amount for an asset retirement obligation was recognized using a cost-accumulation measurement approach. Under that approach, the obligation was reported as a contra-asset recognized as part of depletion and depreciation over the life of the asset without discounting. Management has not fully analyzed the effects of adopting SFAS No. 143, but does not believe adoption will have any significant effect on the financial statements of the Company.


Stock based compensation

Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations require that compensation expense be recorded on the date of the grant of stock options and warrants only if the current market price of the underlying stock exceeded the exercise price. Alternatively, Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-valued-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of SFAS No. 123.

In addition, the Company has adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, which became effective July 1, 2000. FIN 44 clarifies the application of APB 25 for certain issues. Among other issues, this interpretation clarifies the definition of an employee for purposes of applying APB 25, the criteria for qualification of a plan as compensatory, the consequences of modifications to the terms of a plan, and the treatment of stock compensation issued to service providers who are not employees. The issuance of this interpretation does not change the current accounting policies of the Company, and has had no affect on the accompanying financial statements.

Note C - Marketable securities - gains and losses:

On January 1, 1998, the Company sold all rights in certain oil and gas properties and gas gathering systems in exchange for 155,000 shares of common stock of Comanche Energy, Inc. (Comanche). The president of Comanche is a stockholder and former director of the Company. Management classified the securities as available for sale and they were reported at fair market value. During the year ended June 30, 2000, the Company sold all of its stock in Comanche and recognized a loss on the sale of securities of $75,562.

On July 29, 1999, Cubic received 155,000 shares of stock in Energytec.com pursuant to a spin-off from the investment Cubic had in the common stock of Comanche. At the time, Cubic received one share of Energytec.com for each share that it owned in Comanche. Prior to November 2001, Energytec.com was a privately held company; therefore, there was no established market price for its stock. Prior to Energytec.com becoming a public company in November 2001, Cubic believed that the stock had little, if any, verifiable value; therefore, Cubic had not recorded any amounts for its investment. During the year ended June 30, 2002, the Company sold all of its holding in Energytec.com and recognized a gain on the sale of securities of $26,550.

Note D - Long-term debt:

At June 30, 2002 and 2001, the Company had no long-term debt outstanding or commitments related thereto.

Note E - Stockholders' equity:

The Company's authorized capital is 50,000,000 shares of $0.05 par value common stock and 10,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock are issued or outstanding at June 30, 2002 and 2001.

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

On January 1, 2002,  the  Company  issued  three  series of  warrants  to Tauren
Exploration, Inc., an entity owned by the CEO and major stockholder of the Company (see Note G). These warrants allow Tauren to purchase unregistered common shares in the Company as follows: 1) exercisable after May 1, 2002, to purchase 125,000 unregistered common shares at an exercise price of $1.00, expiring on April 30, 2003; 2) exercisable after May 1, 2003, to purchase 150,000 unregistered common shares at the exercise price of $1.50, expiring on April 30, 2004; and 3) exercisable after May 1, 2004, to purchase 200,000 unregistered common shares at an exercise price of $2.00, expiring on April 30, 2005.

The weighted-average exercise price of all exercisable warrants at June 30, 2002 was $1.00. The weighted-average exercise price of all outstanding warrants at June 30, 2002, was $1.58. There were no warrants outstanding at June 30, 2001. The remaining weighted-average contractual life of these warrants at June 30, 2002, was eighteen months. The remaining weighted average contractual life of exercisable warrants at June 30, 2002, was eleven months.

Capital contributions

Effective October 1, 1999, the holders of certain promissory notes converted $146,534, representing all principal and accrued interest, into 439,600 shares of common stock. These notes, dated October 1, 1996, with an interest rate of 10% per annum and various installment payments, each had a maturity date of April 1, 2002. The notes were collateralized by various oil and gas properties. Holders of the promissory notes were entitled, at the holder's option, at any time on or before the date on which the note is paid in full, to convert the principal amount of the note and any accrued interest into fully paid and non-assessable shares of common stock for each $1.00 of outstanding balance.

As more fully described in Note G, on June 1, 2002, a stockholder transferred its interest in ten producing oil and gas wells to the Company for no current or future consideration. The Company recorded these interests as a contribution to capital at an aggregate amount of $78,128, which was the lower of each property's basis or its fair value using the present value of future reserves.


As more fully described in Note G, the Company entered into an agreement that provided for the exchange of stock for debt owed to a major stockholder. This resulted in a reduction of existing debt amounting to $856,712, with a corresponding issuance of 856,712 shares of stock.


Note F - Loss per common share:

Net loss per common share is computed as follows:


                                                      2002            2001            2000


         Net loss attributable to stockholders   $ (5,770,133)   $   (216,938)   $   (237,843)

         Weighted average number of shares of
            common stock                           30,621,257      29,951,349      29,949,052

         Loss per common share                   $      (0.19)   $      (0.01)   $      (0.01)


Potential dilutive securities (stock warrants, convertible debt) have not been considered since the Company reported a net loss and, accordingly, their effects would be antidilutive.

Note G - Related party transactions:

On December 10, 1998, the Company entered into an agreement with Tauren Exploration Inc. ("Tauren") that provides for Tauren to drill on the Company's
Section 11 in Palo Pinto County, Texas. The agreement grants Tauren Exploration Inc. a farm-out retaining a 7.5% overriding royalty interest. The agreement also grants the Company preferential rights in the event that Tauren, at some later date, decides to divest part or all of its interests in the drilled wells. Calvin Wallen III is an officer, director and major stockholder of both the Company and Tauren.

Effective January 1, 2002, the Company entered into an agreement with Tauren that provides for the following:

         1) As of January 1, 2002, the Company owed Tauren $856,712, primarily comprised of non-interest bearing advances the Company had received over the course of several years. In exchange for the amounts owed to it, Tauren accepted the transfer of 856,712 newly issued and unregistered shares of common stock in the Company that had a market price of $.70 per share. The Company has recognized the gain on the extinguishment of this debt as a capital contribution for financial reporting purposes due to the related party aspect of the transaction. The gain is fully recognized as a taxable gain for income tax reporting purposes for the year ended June 30, 2002.
         2) The Company received the rights to participate in prospective oil and gas projects in which Tauren owns a working interest.
         3) The Company shall, as requested, have the future privilege of using the general and administrative services of Tauren based on an agreed pro rata cost.
         4) The Company issued three series of warrants to Tauren as described in Note E.

On December 1, 1997, the Company entered into a contract with Tauren to provide the necessary technical, administrative and management expertise needed to conduct its business. This agreement was renewed and revised on January 1, 2002. The Company has no full-time employees, and its offices are subleased from Tauren. The monthly amount charged to the Company is based on actual costs of materials and labor hours of Tauren that are used pursuant to the terms of the agreement. Tauren also pays various organization costs and consulting fees on behalf of the Company. As of June 30, 2002 and 2001, the Company owed Tauren $9,039 and $790,098, respectively. Charges to the Company under the contracts were $83,628, $125,328 and $230,034 for the years ended June 30, 2002, 2001 and
2000, respectively.

On June 1, 2002, Tauren transferred its interest in ten producing oil and gas wells to the Company for no current or future consideration. The Company recorded these interests at the lower of Tauren's basis or the present value of future reserves on a per well basis. At June 1, 2002, the aggregate basis of these wells was $78,128. The transaction was treated as a contribution of capital.

In addition, the wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating Inc. ("Fossil"), which is owned 100% by the Company's President and Chief Executive Officer, Calvin Wallen III. As of June 30, 2002 and 2001, the Company owed Fossil $69 and $69, respectively, in lease operating expenses.

Note H - Income taxes:

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2002, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved. Pursuant to the business combination described in Note L, the tax benefits of net operating loss carry-forwards at June 30, 2001, have been utilized to partially offset the liability for deferred taxes arising from that transaction. Therefore, no valuation allowance was considered necessary at June 30, 2001.

The components of the net deferred federal income tax assets (liabilities) at June 30 were as follows:

                                                               2002         2001
         Deferred tax assets:
            Net operating loss carry-forwards                $ 484,800    $ 393,198
            Capital loss carry-forwards                          7,300       11,334
                                                             $ 492,100    $ 404,532
         Deferred tax liabilities:
            Depletion basis of assets and related accounts   $ (68,200)   $(876,332)

         Net deferred tax (liabilities) assets before
         valuation allowance                                 $ 423,900    $(471,800)

         Valuation allowance                                  (423,900)           0

         Net deferred tax (liabilities) assets               $       0    $(471,800)


The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended June 30, 2002, 2001 and 2000:

                                                                  2002         2001         2000
         Tax provision (benefit) calculated at
         statutory rate                                         $(936,300)   $  82,646    $ (76,009)

         Increase (reductions) in taxes due to:
            Forgiveness of debt income                             38,600            0            0
            Acquired entities nontaxable                                0     (105,097)     (25,019)
            Excess of book basis over tax basis of
              acquired entities previously unrecorded                   0      471,800            0
            Losses not providing tax benefits                     425,900       22,451      285,065

         Current federal income tax provision                   $(471,800)   $ 471,800    $ 184,037


        Change in valuation allowance                          $ 423,900    $(593,522)   $  85,770


As discussed above, at June 30, 2001, the Company recorded a deferred tax liability which primarily represents the effects of the business combination described in Note L. Since the acquired entities were nontaxable, they did not record a deferred tax liability for the excess of the book basis of assets over the tax basis, which generally resulted from expensing intangible drilling costs for tax purposes. The Company is required, under the provisions of APB 16 and SFAS 109, to record the effects of the combination in the period the combination occurs, rather than as part of the restatement of the financial statements.
As of June 30, 2002, the Company had net operating loss carry-forwards of approximately $3,232,000, which are available to reduce future taxable income. These carry-forwards expire as follows:

                                               Net operating
                   Year                           losses

                   2007                          $134,200
                   2011                           431,100
                   2012                           205,100
                   2013                           639,800
                   2018                           845,600
                   2019                           297,100
                   2020                           172,100
                   2021                           507,000

                                               $3,232,000


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

Litigation matters

First National Bank of Oklahoma had filed a lawsuit against two of the Company's directors alleging that the directors breached their fiduciary duties to the Bank as a creditor of a previously wholly owned subsidiary of the Company. The Company could have been required to indemnify the directors for defense costs, and for any judgment against the directors. The amount sought by the Bank was $65,000 plus interest and legal costs. The Bank's claims have now been dismissed, extinguishing the Company's potential liability for indemnification.

In the spring of 1999, the Company became aware of the claim of a geologist filed in December 1997, to a 1% overriding royalty interest in various properties. The geologist filed an assignment after December 1, 1997. The Company disputed the geologist's legal right to the overriding royalty and had filed suit to challenge this claim. Through a Court ruling, the Company must honor the override and owes to the geologist $30,381 in back overrides plus some amounts of attorney fees expended in the geologist's defense of this challenge. Accordingly, the Company has accrued this amount as a charge to income for the year ended June 30, 2002.

William Vandever, as the prior President and Chief Executive Officer of the Company, purportedly granted some preferential right with respect to the Reagan leases in Section 11, Palo Pinto County, Texas, to participants in the re-work of the Reagan #2-11 well. The Company had filed suit in the 29th Judicial Court, Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.," against various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void, and seeking monetary damages. In connection with the lawsuit, the defendant has filed a counterclaim seeking a declaration that its alleged working interest and right of first refusal are valid and existing; and has asserted a breach of contract claim for allegedly failing to honor its purported right of first refusal. In January 2002, all of the preferential rights were returned to the Company. Except as referenced to the geologist above, all claims related to the lawsuit have now been settled or dismissed.

Note J - Cost of oil and gas properties:

Costs incurred

Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 2002, 2001 and 2000 were as follows:

                                                         2002         2001         2000

         Property acquisition                         $   78,128   $   13,959   $2,618,989


Capitalized costs

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at June 30, 2002 and 2001 were as follows:

                                                         2002         2001         2000

         Proved properties                            $7,288,463   $7,210,335   $7,196,377
         Unproved properties                                   0            0            0

                                                      $7,288,463   $7,210,335   $7,196,377

         Accumulated depreciation, depletion
            and amortization                             879,955      562,054      453,249

         Total properties                             $6,408,508   $6,648,281   $6,743,128

         Less: impairment of oil and gas properties
            due to full cost ceiling test              5,750,838            0            0

         Net properties                               $  657,670   $6,648,281   $6,743,128

During the year ended June 30, 2002, capitalized costs were reduced based on the results of the full cost ceiling test. This impairment was recorded by reducing the full cost pool by a grossed-up amount and reducing net deferred tax liability for the related tax effect. The net amount of the impairment was charged to expense during the year ended June 30, 2002. (see Note N).

Results of operations

The results of operations from oil and gas producing activities for the years ended June 30, 2002, 2001 and 2000 were as follows:

                                               2002         2001        2000
Revenues:
   Revenues from unaffiliated customers      $ 250,716    $ 455,654   $ 351,414
   Preferred return                                  0      272,938      78,448

                                             $ 250,716    $ 728,592   $ 429,862
Expenses:
  Production and development costs           $ 216,505    $ 169,507   $  97,552
  Depreciation, depletion and amortization     317,901      108,805     177,916

                                             $ 534,406    $ 278,312   $ 275,468

Results before income taxes                  $(283,690)   $ 450,280   $ 154,394
Provision for income taxes                           0            0           0

Results of operations (excluding corporate
   overhead and interest expense)            $(283,690)   $ 450,280   $ 154,394


As disclosed in Note I, the Company has accrued $30,381 as its estimate of amounts it will be required to pay to settle a lawsuit with respect to unpaid overriding royalties. This amount has been included in oil and gas production and development costs for the year ended June 30, 2002.

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

The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 2002, 2001 and 2000 together with the changes therein:

                                                         Natural Gas (Mcf)
                                                2002          2001          2000

Proved developed and undeveloped reserves:
   Beginning of year                          4,227,593     2,847,794     3,138,923
   Revisions of previous estimates             (985,156)      170,507      (270,441)
   Purchases of reserves in place                     0     1,291,403             0
   Extensions and discoveries                         0             0             0
   Production                                   (80,549)      (82,111)      (20,688)
   Disposals of reserves in place            (2,597,616)            0             0

End of year                                     564,272     4,227,593     2,847,794


                                                   Oil and condensate (Bbls)
                                                2002          2001          2000

Proved developed and undeveloped reserves:
   Beginning of year                            131,594       132,048       131,789
   Revisions of previous estimates                    0          (454)            0
   Purchases of reserves in place                     0             0             0
   Extensions and discoveries                         0             0           297
   Production                                         0             0           (38)
   Disposals of reserves in place              (131,594)            0             0

End of year                                           0       131,594       132,048


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


The following is the estimated standardized measure relating to proved oil and gas reserves at June 30, 2002, 2001 and 2000:

Table 1                                          2002            2001            2000

Future cash flows                           $  1,836,492    $ 19,657,207    $ 17,516,546
Future production costs                         (552,741)       (641,742)       (456,000)
Future development costs                               0        (680,000)       (655,000)
Future severance tax expense                    (223,382)     (1,618,185)     (1,446,411)
Future income taxes                                    0      (2,507,592)     (3,308,762)

Future net cash flows                       $  1,060,369    $ 14,209,688    $ 11,650,373

Ten percent annual discount for estimated
   timing of net cash flows                     (402,699)     (3,189,667)     (3,907,535)

Standardized measure of
  discounted future net cash flows          $    657,670    $ 11,020,021    $  7,742,838


Following is an analysis of changes in the estimated standardized measure of proved reserves during the years ended June 30, 2002, 2001 and 2000:

Table 2                                          2002            2001            2000

Changes from:
   Sale of oil and gas produced             $     51,290    $    341,403    $    (40,350)

Net changes in prices and production costs      (179,036)     (1,464,961)      4,992,169
Extensions and discoveries                             0               0               0
Revision of previous quantity estimates       (2,007,574)        294,065        (733,510)
Accretion of discounts                           888,882       1,671,728         515,062
Net change in income taxes                    (1,295,234)         20,744        (855,997)
Purchases of reserves in place                         0       2,227,221               0
Disposals of reserves in place                (7,784,158)              0               0
Other                                            (36,521)        186,982           2,450

Change in standardized measure              $(10,362,351)   $  3,277,182    $  3,879,824


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

Note M - Proforma information related to stock warrants:

The per share weighted-average fair value of stock warrants granted during the year ended June 30, 2002, was $0.29, on the date of grant, using the Black-Scholes pricing model. There were no stock warrants granted during the years ended June 30, 2001 and 2000.

                                                         2002

         Expected dividend yield                           0.00%
         Risk-free interest rate                           1.80%
         Expected life                                 1.7 years
         Expected volatility                             133.00%


The Company applies APB Opinion No. 25 in accounting for its stock warrants issued to employees and directors, and, accordingly, has recognized no compensation expense for stock warrants and options granted at exercise prices at least equal to the market value of the Company's common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:


                                              2002

         Net loss:
            As reported                 $  (5,770,133)

            Proforma                    $  (5,826,571)

         Basic loss per common share:
            As reported                 $       (0.19)

            Proforma                    $       (0.19)



Note N- Impartial loss on oil and gas properties

The Company has had lease rights to certain properties located in Louisiana that comprised a significant portion of its oil and gas reserves. On May 25, 2002, the Company elected not to renew its interest in those properties and to abandon its plans for future development in that area. As a result, the Company recognized an impairment loss on its oil and gas properties due to the application of the full cost ceiling test described in Note B. This test generally limits the capitalized costs of oil and gas producing properties, recognized under the full cost method of accounting, to the aggregate "estimated present value," discounted at a 10 percent interest rate of future net revenues from proved reserves based on current economic and operating conditions; which is a measure of overall fair value of it's properties. For the year ended June 30, 2002, the impairment loss on oil and gas properties recognized amounted to $5,750,838, less the related deferred tax benefit of $1,611,228.