Form 10QSB
period 2002-09-30
CUBIC ENERGY INC
filed 2002-11-15
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                [X] Quarterly Export under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002

                          Commission File Number 0-9355

                               CUBIC ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                       Texas                                87-0352095
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

                                 9870 Plano Road
                                Dallas, TX 75238
                    (Address of principal executive offices)

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Common Stock                Outstanding at September 30, 2002
          --------------               ---------------------------------
          $.05 par value                          31,180,329

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               CUBIC ENERGY, INC.

                                TABLE OF CONTENTS



                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Independent Accountant's Report................................................3

Condensed Balance Sheets
As of September 30, 2002, (unaudited) and June 30, 2002.....................4, 5

Condensed Statement of Operations, (unaudited)
For the three months ended September 30, 2002 and 2001.........................6

Condensed Statements of Cash Flows, (unaudited)
For the three months ended September 30, 2002 and 2001.........................7

Notes to Condensed Financial Statements.....................................8, 9

ITEM 2. Management's Discussion and Analysis...................................9



                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................10

SIGNATURES....................................................................11

Certification: Re: 13a-14(b) and 15d-14.......................................12

Certification: Re: Section 906 of the Sarbanes-Oxley Act of 2002..............13

                          PART I. FINANCIAL INFORMATION

                         INDEPENDENT ACCOUNTANTS' REPORT


The Stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheet as of September 30, 2002, and the related condensed statements of income, and of cash flows of Cubic Energy, Inc. for the three-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Cubic Energy, Inc. as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended; and in our report dated September 20, 2002, we expressed an unqualified opinion on those statements.




                                                    PHILIP VOGEL & CO. PC

                                                    /s/ Philip Vogel & Co. PC
                                                    -------------------------

                                                    Certified Public Accountants


Dallas, Texas
November 12, 2002


ITEM 1. FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                      (Unaudited)
                                                   September 30, 2002       June 30, 2002
                                                   ------------------     ------------------
Current assets:
  Cash and cash equivalents                        $          158,592     $          169,334
  Accounts receivable - trade                                  31,253                 40,128
                                                   ------------------     ------------------
Total current assets                               $          189,845     $          209,462


Property and equipment (at cost):
  Oil and gas properties, full cost method:
    Proved properties (including wells and
    related equipment and facilities)              $        1,537,625     $        1,537,625
  Office and other equipment                                      910                    910
                                                   ------------------     ------------------
                                                   $        1,538,535     $        1,538,535
  Less accumulated depreciation, depletion
  and amortization                                            903,411                880,865
                                                   ------------------     ------------------
                                                              635,124                657,670

                                                   $          824,969     $          867,132
                                                   ==================     ==================















            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (Unaudited)
                                                   September 30, 2002         June 30, 2002
                                                   ------------------      ------------------
Current liabilities:
  Accounts payable and accrued expenses            $           37,179      $           43,118
  Due to affiliates                                             4,300                   9,110
                                                   ------------------      ------------------
Total current liabilities                          $           41,479      $           52,228

Non-current liabilities:
  Deferred income taxes                                             0                       0

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value,
    authorized 10,000,000 shares,
    issued: none                                   $                0      $                0
  Common stock - $.05 par value,
    Authorized 50,000,000 shares,
    issued 31,180,329 shares at
    September 30, 2002 and
    June 30, 2002                                           1,559,017               1,559,017

  Additional paid-in capital                                8,892,992               8,892,992
  Accumulated deficit                                      (9,668,519)             (9,637,105)
                                                   ------------------      ------------------
Stockholders' equity                                          783,490                 814,904
                                                   ------------------      ------------------
                                                   $          824,969      $          867,132
                                                   ==================      ==================










            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the Three          For the Three
                                                     Months Ended           Months Ended
                                                  September 30, 2002     September 30, 2001
                                                  ------------------     ------------------
Revenues:
  Oil and gas sales                               $           74,602     $           49,958
                                                  ------------------     ------------------
Total revenues                                    $           74,602     $           49,958
                                                  ------------------     ------------------
Costs and expenses:
  Oil and gas production, operating and
  development costs                               $           34,544     $           45,339
  Selling, general and
  administrative expenses                                     48,926                 58,401
  Depreciation, depletion and
  amortization                                                22,546                 25,137
                                                  ------------------     ------------------

Total costs and expenses                          $          106,016     $          128,877
                                                  ------------------     ------------------

Operating income (loss)                           $          (31,414)    $          (78,919)
                                                  ------------------     ------------------
Non-operating income (expense):
  Gain (loss) on sales of securities              $                0     $                0
  Other income                                                     0                      0
  Interest expense                                                 0                      0
  Interest income                                                  0                      0
                                                  ------------------     ------------------

Total non-operating income (expense)              $                0     $                0
                                                  ------------------     ------------------

Income (loss) before taxes:                       $          (31,414)    $          (78,919)

Provision for (benefit of) income taxes                            0                (11,900)
                                                  ------------------     ------------------

Net income (loss)                                 $          (31,414)    $          (67,019)
                                                  ==================     ==================
Net gain (loss) per common share
- basic and diluted                               $           (0.001)    $           (0.002)
                                                  ==================     ==================
Weighted average common shares outstanding
- basic and diluted                                       31,180,329             29,989,614
                                                  ==================     ==================





            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For the Three          For the Three
                                                           Months Ended           Months Ended
                                                        September 30, 2002     September 30, 2001
                                                        ------------------     ------------------
Cash flows from operating activities:

Net income (loss)                                       $          (31,414)    $          (67,019)

Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
  Depreciation, depletion and amortization                          22,546                 25,137

Net change in assets and liabilities:
  (Increase) decrease in accounts receivable                         8,875                 27,481
  Increase (decrease) in loan from affiliate                        (4,810)                33,349
  Increase (decrease) in accounts payable and
    Accrued liabilities                                             (5,939)                 5,171
  Increase (decrease) in deferred taxes                                  0                (11,900)
                                                        ------------------     ------------------

Net cash provided (used) by operating activities        $          (10,742)    $           12,219
                                                        ------------------     ------------------

Net cash provided (used) by investing activities        $                0     $                0
                                                        ------------------     ------------------

Net cash provided (used) by financing activities        $                0     $                0
                                                        ------------------     ------------------

Net increase (decrease) in cash and
    cash equivalents                                    $          (10,742)    $           12,219
                                                        ------------------     ------------------

Cash at beginning of period                                        169,334                 85,208
                                                        ------------------     ------------------

Cash at end of period                                   $          158,592     $           97,427
                                                        ==================     ==================










            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2002, Form 10-KSB and should be read in conjunction with the financial statements for the three months ended September 30, 2002, contained herein.

The financial information included herein as of September 30, 2002, and for the three-month periods ended September 30, 2002, and 2001, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

Amendment of prior Reports filed:

The September 30, 2001 Form 10-QSB was amended on July 12, 2002 by filing through EDGAR, to reflect a correction in the Selling, General and Administrative Expense category. This current Report on form 10-QSB indicates the amounts as previously amended.

Earnings per share:

The Company has adopted the  provisions  of Statement  of  Financial  Accounting
Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into ommon stock.

SAFE HARBOR  STATEMENTS UNDER THE PRIVATE  SECURITIES  LITIGATION  REFORM ACT OF
1995:

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

The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report Form 10-KSB for the fiscal year ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations:

Three Months Ended September 30, 2002 Compared To Three Months Ended September 30, 2001 Gross Revenues for the three months ended September 30, 2002 increased from $49,958 at September 30, 2001 to $74,602 at September 30, 2002 due to decreased operating expenses and natural increase of production.

Oil and Gas Production, Operating and Development Costs decreased from $45,339 (91% of oil and gas sales) at September 30, 2001 to $34,544 (46% of oil and gas sales) at September 30, 2002.

Operating Income increased from a loss of $78,919 at September 30, 2001 to a loss of $31,414 at September 30, 2002 due to reduction of operating expenses and improving gas prices.

Liquidity and Capital Resources:
Long-term debt of the company is currently zero.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

In the spring of 1999, the Company became aware of the claim of Clifton Kees, Jr. ("Kees"), a geologist, to a 1% overriding royalty interest in Reagan Sections 11 and 12, Palo Pinto County, Texas. Kees filed an assignment in Palo Pinto County, Texas, after December 1, 1997, upon which Kees bases his claim. The Company, after its initial investigation, disputed Kees' legal rights to the overriding royalty and had filed suit to challenge this royalty. However, based on court ruling, Kees is entitled to his overriding royalty and the Company will owe Kees $30,390 in back overriding royalty payments. Kees will also be entitled to legal fees expended in the challenging lawsuit.

William Vandever, during the period of time in which he served as the President and Chief Executive Officer of the Company, purportedly granted some preferential rights with respect to 75% of the Reagan leases in Section 11, Palo Pinto County, Texas, to participants in the re-work of the Reagan #2-11 well. Claims related to preferential rights with regard to the Reagan lease in Section 11 could materially and adversely affect the financial condition and the outlook of the Company. Based upon information obtained by the Company, the Company has filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al" against Kees, Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 are void. This suit also sought monetary damages against the named defendants. This lawsuit was filed on April 26, 1999. All section 11 preferential rights were returned to the Company on or about January 2002. All parties to the lawsuit have now either settled with the Company or had the remaining claims against them dismissed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CUBIC ENERGY, INC.
                                             (Registrant)


Date: November 14, 2002                       /s/ Calvin A. Wallen, III
-----------------------                      -----------------------------------
                                             Calvin A. Wallen, III, President
                                             (Principal Executive, Financial and
                                             Accounting Officer)

                                  CERTIFICATION
                      Pursuant to Rule 13a-14(b) and 15d-14

I, Calvin A. Wallen,III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cubic Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible, as C.E.O. and C. F.O., for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:November 13, 2002                      Signature: /s/ Calvin A. Wallen, III
                                                      --------------------------
                                                      Calvin A. Wallen, III
                                                      As CEO and CFO

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cubic Energy, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, CEO and CFO, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:November 13, 2002                      Signature: /s/ Calvin A. Wallen, III
                                                      --------------------------
                                                      Calvin A. Wallen, III
                                                      As CEO and CFO