Form 10QSB
period 2002-12-31
CUBIC ENERGY INC
filed 2003-02-14
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X]      Quarterly  Export under Section 13 or 15(d) of The Securities  Exchange
                                   Act of 1934

                For the Quarterly Period Ended December 31, 2002

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock                        Outstanding at December 31, 2002
      ------------                        --------------------------------
      $.05 par value                                31,180,329

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               CUBIC ENERGY, INC.

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

         Independent Accountant's Report.......................................3

         Condensed Balance Sheets
         As of December 31, 2002 (unaudited) and June 30, 2002..............4, 5

         Condensed Statement of Operations, (unaudited)
         For the three months ended December 31, 2002 and 2001.................6

         Condensed Statement of Operations, (unaudited)
         For the six months ended December 31, 2002 and 2001...................7

         Condensed Statements of Cash Flows, (unaudited)
         For the six months ended December 31, 2002 and 2001...................8

         Notes to Condensed Financial Statements...........................9, 10

ITEM 2. Management's Discussion and Analysis

         Results of Operations:...............................................11

ITEM 3. Controls and Procedures

         Regarding Rule 13a-14 of the Securities Exchange Act of 1934: .......12

                           PART II - OTHER INFORMATION

ITEM 1.

         Legal Proceedings....................................................12

ITEM 5.

         Other Information....................................................12

SIGNATURES....................................................................13

         Certification: Re: 13a-14(b) and 15d-14..............................14
         Certification: Re: Section 906 of the Sarbanes-Oxley Act of 2002.....15

                          PART I. FINANCIAL INFORMATION

                         INDEPENDENT ACCOUNTANTS' REPORT


The Stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheet as of December 31, 2002, and the related condensed statements of income, and of cash flows of Cubic Energy, Inc. for the three-month and six-month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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




                                                    PHILIP VOGEL & CO. PC

                                                    /s/ Philip Vogel & Co. PC
                                                    -------------------------
                                                    Certified Public Accountants






Dallas, Texas
February 13, 2003


ITEM 1. FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                          (Unaudited)
                                                       December 31, 2002       June 30, 2002
                                                       -----------------     -----------------
Current assets:
  Cash and cash equivalents                            $          62,900     $         169,334
  Accounts receivable                                             49,876                40,128
                                                       -----------------     -----------------
Total current assets                                   $         112,776     $         209,462


Property and equipment (at cost):

Oil and gas properties, full cost method:
    Proved properties (including wells and
    related equipment and facilities)                  $       1,537,625     $       1,537,625
  Office and other equipment                                         910                   910
                                                       -----------------     -----------------
                                                       $       1,538,535     $       1,538,535
Less accumulated depreciation, depletion
  and amortization                                               923,736               880,865
                                                       -----------------     -----------------
                                                                 614,799               657,670

TOTAL ASSETS                                           $         727,575     $         867,132
                                                       =================     =================






















            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      (Unaudited)
                                                   December 31, 2002        June 30, 2002
                                                   -----------------      -----------------
Current liabilities:
  Accounts payable and accrued expenses            $          21,165      $          43,118
  Due to affiliates                                            1,077                  9,110
                                                   -----------------      -----------------
Total current liabilities                          $          22,752      $          52,228

Non-current liabilities:
  Deferred income taxes                                            0                      0

Commitments and contingencies

Stockholders' equity:

  Preferred stock - $.01 par value,
    authorized 10,000,000 shares,
    issued: none                                   $               0      $               0

  Common stock - $.05 par value,
    Authorized 50,000,000 shares,
    issued 31,180,329 shares at
    December 31, 2002 and June 30, 2002                    1,559,017              1,559,017

  Additional paid-in capital                               8,892,992              8,892,992

  Accumulated deficit                                     (9,747,186)            (9,637,105)
                                                   -----------------      -----------------

Stockholders' equity                                         704,823                814,904
                                                   -----------------      -----------------

                                                   $         727,575      $         867,132
                                                   =================      =================



















            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three         For the Three
                                                     Months Ended          Months Ended
                                                  December 31, 2002     December 31, 2001
                                                  -----------------     -----------------
Revenue:
  Oil and gas sales                               $          79,141     $          47,395
                                                  -----------------     -----------------

Total revenue                                     $          79,141     $          47,395
                                                  -----------------     -----------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                             $          52,449     $          34,277
  Selling, general and
    administrative expenses                                  85,034                83,749
  Depreciation, depletion and
    amortization                                             20,325                21,043
                                                  -----------------     -----------------

Total costs and expenses                          $         157,808     $         139,069
                                                  -----------------     -----------------

Operating income (loss)                           $         (78,667)    $         (91,674)
                                                  -----------------     -----------------

Non-operating income (expense):
  Gain (loss) on sales of securities              $               0     $               0
  Other income                                                    0                     0
  Interest expense                                                0                     0
  Interest income                                                 0                     0
                                                  -----------------     -----------------

Total non-operating income (expense)              $               0     $               0
                                                  -----------------     -----------------

Income (loss) before taxes:                       $         (78,667)    $         (91,674)

Provision for (benefit of) income taxes                           0                13,700
                                                  -----------------     -----------------

Net income (loss)                                 $         (78,667)    $         (77,974)
                                                  =================     =================

Net gain (loss) per common share
- basic and diluted                               $          (0.003)    $          (0.003)
                                                  =================     =================

Weighted average common shares outstanding
- basic and diluted                                      31,180,329            30,152,985
                                                  =================     =================





            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the six           For the six
                                                     Months Ended          Months Ended
                                                  December 31, 2002     December 31, 2001
                                                  -----------------     -----------------
Revenues:
  Oil and gas sales                               $         153,743     $          97,352
                                                  -----------------     -----------------

Total revenues                                    $         153,743     $          97,352
                                                  -----------------     -----------------

Costs and expenses:
  Oil and gas production, operating and
  development costs                               $          86,993     $          79,615
  Selling, general and
  administrative expenses                                   133,960               142,150
  Depreciation, depletion and
  amortization                                               42,871                46,180
                                                  -----------------     -----------------

Total costs and expenses                          $         263,824     $         267,946
                                                  -----------------     -----------------

Operating income (loss)                           $        (110,081)    $        (170,593)
                                                  -----------------     -----------------

Non-operating income (expense):
  Gain (loss) on sales of securities              $               0     $               0
  Other income                                                    0                     0
  Interest expense                                                0                     0
  Interest income                                                 0                     0
                                                  -----------------     -----------------

Total non-operating income (expense)              $               0     $               0
                                                  -----------------     -----------------

Income (loss) before taxes:                       $        (110,081)    $        (170,593)

Provision for (benefit of) income taxes                           0                25,600
                                                  -----------------     -----------------

Net income (loss)                                 $        (110,081)    $        (144,993)
                                                  =================     =================

Net gain (loss) per common share
- basic and diluted                               $          (0.004)    $          (0.005)
                                                  =================     =================

Weighted average common shares outstanding
- basic and diluted                                      31,180,329            30,071,300
                                                  =================     =================











            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For the six           For the six
                                                           Months Ended          Months Ended
                                                        December 31, 2002     December 31, 2001
                                                        -----------------     -----------------
Cash flows from operating activities:
Net income (loss)                                       $        (110,081)    $        (144,993)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
  Depreciation, depletion and amortization                         42,871                46,180
Net change in assets and liabilities:
  (Increase) decrease in accounts receivable                       (9,749)               27,842
  Increase (decrease) in loan from affiliate                       (8,033)              210,615
  Increase (decrease) in accounts payable and
    Accrued liabilities                                           (21,442)                 (851)
  Increase (decrease) in deferred taxes                                 0               (25,600)
                                                        -----------------     -----------------
Net cash provided (used) by operating activities        $        (106,434)    $        (113,193)
                                                        -----------------     -----------------


Cash flows from investing activities:
Acquisition of oil & gas properties                     $               0     $               0
                                                        -----------------     -----------------
Net cash provided (used) by investing activities        $               0     $               0
                                                        -----------------     -----------------


Cash flows from financing activities:
Affiliate loan                                          $               0     $               0
Changes in common stock                                 $               0     $               0
Paid in Capital                                         $               0     $               0
                                                        -----------------     -----------------
Net cash provided (used) by financing activities        $               0     $               0
                                                        -----------------     -----------------


Net increase (decrease) in cash and
    cash equivalents                                    $        (106,434)    $         113,193
                                                        -----------------     -----------------

Cash at beginning of period                                       169,334                85,208
                                                        -----------------     -----------------

Cash at end of period                                   $          62,900     $         198,401
                                                        =================     =================












            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2002, Form 10-KSB and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of December 31, 2002, and for the three-month and six-month periods ended December 31, 2002, and 2001, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period/s.

Amendment of prior Reports filed:

The December 31, 2001 Form 10-QSB was amended in July, 2002 by filing through EDGAR, to reflect a correction in the Selling, General and Administrative Expense category. This current Report on form 10-QSB indicates the amounts as amended.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations:

Three Months Ended December 31, 2002 Compared To
Three Months Ended December 31, 2001

Gross Revenues for the three months ended December 31, 2002 increased from $47,395 at December 31, 2001 to $79,141 at December 31, 2002 due to an increase in overall well production and commodity (oil and gas) price improvements.

Oil and Gas Production, Operating and Development Costs increased from $34,277 (72% of oil and gas sales) at December 31, 2001 to $52,449 (66% of oil and gas sales) at December 31, 2002 due to putting additional wells on-line for oil and gas production, and remedial work performed on existing wells.

Operating Loss decreased from a loss of $91,674 at December 31, 2001 to a loss of $78,667 at December 31, 2002 due to increased production and commodity price and operating efficiency improvements.

Six Months Ended December 31, 2002 Compared To
Six Months Ended December 31, 2001

Gross Revenues for the six months ended December 31, 2002 increased from $97,352 at December 31, 2001 to $153,743 at December 31, 2002 due to an increase in overall well production and commodity (oil and gas) price improvements.

Oil and Gas Production, Operating and Development Costs increased from $79,615 (82% of oil and gas sales) at December 31, 2001 to $86,993 (57% of oil and gas sales) at December 31, 2002 due to putting additional wells on-line for oil and gas production, and remedial work performed on existing wells.

Operating Loss decreased from a loss of $170,593 at December 31, 2001 to a loss of $110,081 at December 31, 2002 due to increased production and commodity price and operating efficiency improvements.


Liquidity and Capital Resources:
Long-term debt of the company is currently zero.

ITEM 3.    CONTROLS AND PROCEDURES

Regarding Rule 13a-14 of the Securities Exchange Act of 1934: Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-Q, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principle executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Prior legal proceedings initiated by Clifton Kees, Jr. (Kees) of Palo Pinto, Texas, regarding claims of preferential rights to the Reagan Lease, resulted in an award to Kees of a 1% Overriding Royalty Interest, in the sum of $30,390, paid in full October 7, 2002. Outstanding legal issues are limited to the possible liability of reimbursement of Kees' legal fees. The issue is under the advisement of ruling judge of the previous proceedings, with no expected date of return or amount of liability.

ITEM 5. Other Information

Per the Joint Operating Agreement (the "Agreement") with Tauren Exploration, Inc., effective November 1, 2002 - Cubic's office address has moved to 9870 Plano Road, Dallas, Texas 75238. The improved facilities offer up to-date telephone and computer cabling, contemporary finish-out appearance, and spacious accommodations. With the improved location, office rent has been increased by $150 per month from $1,050 to $1,200.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CUBIC ENERGY, INC.
                                             (Registrant)


Date: February 13, 2003                      /s/ Calvin A. Wallen, III
                                             -----------------------------------
                                             Calvin A. Wallen, III, President
                                             (Principal Executive, Financial and
                                             Accounting Officer)

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


         Date: February 13, 2003            Signature: /s/ Calvin A. Wallen, III
                                                      --------------------------
                                                      Calvin A. Wallen, III
                                                      As CEO and CFO

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



         Date: February 13, 2003            Signature: /s/ Calvin A. Wallen, III
                                                      --------------------------
                                                      Calvin A. Wallen, III
                                                      As CEO and CFO