Form 10QSB
period 2003-03-31
CUBIC ENERGY INC
filed 2003-05-15
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X]      Quarterly  Export under Section 13 or 15(d) of The Securities  Exchange
                                   Act of 1934

                  For the Quarterly Period Ended March 31, 2003

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Common Stock              Outstanding at March 31, 2003
                  ------------              -----------------------------
                  $.05 par value                     31,180,329

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               CUBIC ENERGY, INC.

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

         Independent Accountant's Report.......................................3

         Condensed Balance Sheets
         As of March 31, 2003 (unaudited) and June 30, 2002.................4, 5

         Condensed Statement of Operations, (unaudited)
         For the three months ended March 31, 2003 and 2002....................6

         Condensed Statement of Operations, (unaudited)
         For the nine months ended March 31, 2003 and 2002.....................7

         Condensed Statements of Cash Flows, (unaudited)
         For the nine months ended March 31, 2003 and 2002.....................8

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

         Certification: Re: 13a-14(b) and 15d-14..............................14
         Certification: Re: Section 906 of the Sarbanes-Oxley Act of 2002.....15

                          PART I. FINANCIAL INFORMATION

                         INDEPENDENT ACCOUNTANTS' REPORT


The Stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed interim balance sheet as of March 31, 2003, and the related condensed interim statements of income, and of cash flows of Cubic Energy, Inc. for the three-month and nine-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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






Dallas, Texas
May 9, 2003


ITEM 1. FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                         (Unaudited)
                                                       March 31, 2003     June 30, 2002
                                                       --------------     --------------
Current assets:
  Cash and cash equivalents                            $       63,727     $      169,334
  Accounts receivable                                          72,787             40,128
                                                       --------------     --------------
Total current assets                                   $      136,514     $      209,462


Property and equipment (at cost):
  Oil and gas properties, full cost method:
    Proved properties (including wells and
    related equipment and facilities)                  $    1,537,625     $    1,537,625
  Office and other equipment                                      910                910
                                                       --------------     --------------
                                                       $    1,538,535     $    1,538,535
Less accumulated depreciation, depletion
  and amortization                                            936,376            880,865
                                                       --------------     --------------
                                                              602,159            657,670

TOTAL ASSETS                                           $      738,673     $      867,132
                                                       ==============     ==============





















            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     (Unaudited)
                                                   March 31, 2003      June 30, 2002
                                                   --------------      --------------
Current liabilities:
  Accounts payable and accrued expenses            $        8,955      $       43,118
  Due to affiliates                                             0               9,110
                                                   --------------      --------------
Total current liabilities                          $        8,955      $       52,228

Non-current liabilities:
  Deferred income taxes                                         0                   0

Commitments and contingencies

Stockholders' equity:

  Preferred stock - $.01 par value,
    authorized 10,000,000 shares,
    issued: none                                   $            0      $            0

  Common stock - $.05 par value,
    Authorized 50,000,000 shares,
    issued 31,180,329 shares at
    March 31, 2003 and June 30, 2002                    1,559,017           1,559,017

  Additional paid-in capital                            8,892,992           8,892,992

  Accumulated deficit                                  (9,722,291)         (9,637,105)
                                                   --------------      --------------

Stockholders' equity                                      729,718             814,904
                                                   --------------      --------------

TOTAL LIABILITIES & EQUITY                         $      738,673      $      867,132
                                                   ==============      ==============









            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Three     For the Three
                                                    Months Ended      Months Ended
                                                   March 31, 2003    March 31, 2002
                                                   --------------    --------------
Revenue:
  Oil and gas sales                                $       97,903    $       55,335
     Other Income                                               0               881
                                                   --------------    --------------

Total revenue                                      $       97,903    $       56,216
                                                   --------------    --------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                              $       46,044    $       36,247
  Selling, general and
    administrative expenses                                14,324            41,868
  Depreciation, depletion and
    amortization                                           12,640            24,181
                                                   --------------    --------------

Total costs and expenses                           $       73,008    $      102,296
                                                   --------------    --------------

Operating income (loss)                            $       24,895    $      (46,080)
                                                   --------------    --------------

Non-operating income (expense):
  Gain (loss) on sales of securities               $            0    $            0
  Other income                                                  0                 0
  Interest expense                                              0                 0
  Interest income                                               0                 0
                                                   --------------    --------------

Total non-operating income (expense)               $            0    $            0
                                                   --------------    --------------

Income (loss) before taxes:                        $       24,895    $      (46,080)

(Provision for) benefit of income taxes                         0             6,900
                                                   --------------    --------------

Net income (loss)                                  $       24,895    $      (39,180)
                                                   ==============    ==============

Net gain (loss) per common share
- basic and diluted                                $        0.001    $       (0.001)
                                                   ==============    ==============

Weighted average common shares outstanding
- basic and diluted                                    31,180,329        30,751,974
                                                   ==============    ==============




            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the nine       For the nine
                                                   Months Ended       Months Ended
                                                  March 31, 2003     March 31, 2002
                                                  --------------     --------------
Revenues:
  Oil and gas sales                               $      251,646     $      152,686
     Other Income                                              0                881
                                                  --------------     --------------

Total revenues                                    $      251,646     $      153,567
                                                  --------------     --------------

Costs and expenses:
  Oil and gas production, operating and
  development costs                               $      133,037     $      115,863
  Selling, general and
  administrative expenses                                148,284            184,016
  Depreciation, depletion and
  amortization                                            55,511             70,361
                                                  --------------     --------------

Total costs and expenses                          $      336,832     $      370,240
                                                  --------------     --------------

Operating income (loss)                           $      (85,186)    $     (216,673)
                                                  --------------     --------------

Non-operating income (expense):
  Gain (loss) on sales of securities              $            0     $            0
  Other income                                                 0                  0
  Interest expense                                             0                  0
  Interest income                                              0                  0
                                                  --------------     --------------

Total non-operating income (expense)              $            0     $            0
                                                  --------------     --------------

Income (loss) before taxes:                       $      (85,186)    $     (216,673)

(Provision for) benefit of income taxes                        0             32,500
                                                  --------------     --------------

Net income (loss)                                 $      (85,186)    $     (184,173)
                                                  ==============     ==============

Net gain (loss) per common share
- basic and diluted                               $       (0.002)    $       (0.006)
                                                  ==============     ==============

Weighted average common shares outstanding
- basic and diluted                                   31,180,329         30,751,974
                                                  ==============     ==============






            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the nine       For the nine
                                                         Months Ended       Months Ended
                                                        March 31, 2003     March 31, 2002
                                                        --------------     --------------
Cash flows from operating activities:
Net income (loss)                                       $      (85,186)    $     (184,173)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
  Depreciation, depletion and amortization                      55,511             70,361
Net change in assets and liabilities:
  (Increase) decrease in accounts receivable                   (32,659)            23,550
  Increase (decrease) in loan from affiliate                    (9,110)           221,511
  Increase (decrease) in accounts payable and
    Accrued liabilities                                        (34,163)             7,366
  Increase (decrease) in deferred taxes                              0            (32,500)
                                                        --------------     --------------
Net cash provided (used) by operating activities        $     (105,607)    $      106,115
                                                        --------------     --------------


Cash flows from investing activities:
Acquisition of oil & gas properties                     $            0     $            0
                                                        --------------     --------------
Net cash provided (used) by investing activities        $            0     $            0
                                                        --------------     --------------


Cash flows from financing activities:
Affiliate loan                                          $            0     $            0
Changes in common stock                                 $            0     $            0
Paid in Capital                                         $            0     $            0
                                                        --------------     --------------
Net cash provided (used) by financing activities        $            0     $            0
                                                        --------------     --------------


Net increase (decrease) in cash and
    cash equivalents                                    $     (105,607)    $      106,115
                                                        --------------     --------------

Cash at beginning of period                                    169,334             85,208
                                                        --------------     --------------

Cash at end of period                                   $       63,727     $      191,323
                                                        ==============     ==============










            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2002, Form 10-KSB and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of March 31, 2003, and for the three-month and nine-month periods ended March 31, 2003, and 2002, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations:

Three Months Ended March 31, 2003 Compared To
Three Months Ended March 31, 2002

Gross Revenues for the three months ended March 31, 2003 increased from $55,335 at March 31, 2002 to $97,903 at March 31, 2003 due to increased natural gas production and higher natural gas prices.

Oil and Gas Production, Operating and Development Costs increased from $36,247 (66% of oil and gas sales) at March 31, 2002 to $46,044 (47% of oil and gas sales) at March 31, 2003 due to an increase in the number of wells producing.

Operating Income increased from a loss of $46,080 at March 31, 2002 to a gain of $24,895 at March 31, 2003 due to an increase in natural gas produced, an increase in natural gas prices, and a reduction in general and administrative costs.


Nine Months Ended March 31, 2003 Compared To
Nine Months Ended March 31, 2002

Gross Revenues for the nine months ended March 31, 2003 increased from $152,686 at March 31, 2002 to $251,646 at March 31, 2003 due to an increase in natural gas production and an increase in natural gas prices.

Oil and Gas Production, Operating and Development Costs increased from $115,863 (76% of oil and gas sales) at March 31, 2002 to $133,037 (53% of oil and gas sales) at March 31, 2003 due to an increase in the number of wells producing.

Operating Income increased from a loss of $184,173 at March 31, 2002 to a loss of $85,186 at March 31, 2003 due to an increase in natural gas produced, an increase in natural gas prices, and a reduction in general and administrative costs.


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


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

As previously reported,  prior legal proceedings  initiated by Clifton Kees, Jr.
(Kees) of Palo Pinto, Texas, regarding claims of preferential rights to the Reagan Lease, resulted in an award to Kees of a 1% Overriding Royalty Interest, in the sum of $30,390, paid in full October 7, 2002. Outstanding legal issues are limited to the possible liability of reimbursement of Kees' legal fees. The issue is under the advisement of ruling judge of the previous proceedings, with no expected date of return or amount of liability.

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


                                             CUBIC ENERGY, INC.
                                             (Registrant)


Date: May 15, 2003                           /s/ Calvin A. Wallen, III
                                             -----------------------------------
                                             Calvin A. Wallen, III, President
                                             (Principal Executive, Financial and
                                             Accounting Officer)

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


         Date: May 15, 2003                 Signature: /s/ Calvin A. Wallen, III
                                                      --------------------------
                                                           Calvin A. Wallen, III
                                                                  As CEO and CFO

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



         Date: May 15, 2003                 Signature: /s/ Calvin A. Wallen, III
                                                      --------------------------
                                                           Calvin A. Wallen, III
                                                                  As CEO and CFO