Form 10KSB
period 2003-06-30
CUBIC ENERGY INC
filed 2003-09-29
CIK 319156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT

                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003
                          COMMISSION FILE NUMBER 0-9355


                               CUBIC ENERGY, INC.
                 (Name of Small Business Issuer in its Charter)

          TEXAS                                           87-0352095
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                      9870 PLANO ROAD, DALLAS, TEXAS 75238
                    (Address of Principal Executive Offices)

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

                                       [X]

As of June 30, 2003, the registrant had outstanding 31,180,329 shares of common stock, $.05 par value ("Common Stock"), which is registrant's only class of common stock. There have been no trades in the Common Stock or bid and ask prices within the past sixty days.

The registrant's revenues for the fiscal year ended June 30, 2003 were $356,636.

Transitional Small Business Disclosure Format:  Yes    No X
                                                   ---   ---

                               CUBIC ENERGY, INC.
                          TABLE OF CONTENTSDESCRIPTION


                                     PART I


Item                                                                        Page
--------------------------------------------------------------------------------

ITEM 1. Description of Business and Properties..............................  4
GENERAL.....................................................................  4
DESCRIPTION OF BUSINESS.....................................................  4
PRINCIPAL OIL AND GAS PROPERTIES............................................  6
MARKETING OF PRODUCTION.....................................................  7
OIL AND GAS RESERVES........................................................  7
NET PRODUCTION, SALES PRICES AND COSTS......................................  9
PRODUCTIVE WELLS AND ACREAGE................................................  9
ITEM 4. Submission of Matters to a Vote of Security Holders................  27
ITEM 5. Market for Registrant's Common Equity and Related Stockholder
Matters....................................................................  27
ITEM 6. Management's Discussion and Analysis or Plan of Operations.........  28
RESULTS OF OPERATIONS......................................................  28
COMPARISON OF FISCAL 2003 TO FISCAL 2002 REVENUES..........................  28
LIQUIDITY AND CAPITAL RESOURCES............................................  29
ITEM 7. FINANCIAL STATEMENTS...............................................  31
ITEM 8. Directors, Executive Officers, Promoters and Control Persons of
the Registrant; Compliance with Section 16(a) of The Exchange Act..........  31 compliance with section 16(a) of the exchange act..........................  32
ITEM 9. Executive Compensation                                               32
ITEM 10. Security Ownership of Certain Beneficial Owners and Management....  32
ITEM 13. Exhibits, Financial Statement Schedules and Reports on Rorm 8-K... 35 the following documents are filed as part of this Report commencing on page  F-1:.................................................................  35

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

                               Cubic Energy, Inc.

                                     PART I

ITEM 1. Description of Business and Properties

GENERAL

Cubic Energy, Inc. is an independent energy company engaged in the development and production of, and exploration for, crude oil and natural gas. Our oil and gas assets are concentrated principally in Texas and Louisiana. At June 30, 2003, our total proved reserves were 55,068 BOE.

We were incorporated in October 1978 in the State of Texas and in March 1980, we were merged into a publicly held Utah corporation with the surviving entity being Roseland Oil and Gas, Inc., a Utah corporation. In August 1991, Roseland Oil and Gas, Inc., the Utah Corporation, was merged into an Oklahoma corporation and we relocated our corporate offices from Houston, Texas to Tulsa, Oklahoma. In October of 1999, pursuant to approval of the Shareholders, Roseland Oil and Gas, Inc. was merged into Cubic Energy, Inc., a Texas corporation. References to Cubic, Roseland or the Company include the Company and our predecessors unless the context otherwise requires. Our principal executive office is located at 9870 Plano Road, Dallas, Texas 75238, and our telephone number is (972) 686-0369.

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

PRINCIPAL OIL AND GAS PROPERTIES

The following table summarizes certain information with respect to our principal areas of operation at June 30, 2003.

                                                    Percent           Present
                         Oil           Gas         of Proved           Value
         Areas          (Bbl)         (Mcf)        Reserves         (Disc @ 10%)
         -----          -----         -----        ---------        ------------

         Texas            0          330,409          100%            $798,381
         -----------------------------------------------------------------------
         Total            0          330,409          100%            $798,381


Our Texas properties are situated in Palo Pinto, Parker, Eastland and Callahan Counties. At June 30, 2003, the Texas properties contained 100% of our proved reserves, which represented 100% of our Present Value of total proved reserves. The Texas properties consist primarily of wells acquired by the Company in several transactions between 1991 and 2002 and through overriding royalty interests reserved in farm-out agreements in 1998 and 1999.

In June 1998, we agreed to a farm-out agreement with Cummings Company, reserving an overriding royalty interest. As of June 30, 2000, Cummings had completed its drilling program on the farmed out interest and completed four wells, the Reagan 11-1, Reagan 11-2, Reagan 11-3 and the Reagan 11-4.

Our net production for the fiscal year ending June 30, 2003 for the Texas wells averaged approximately 195 Mcf of natural gas per day and 1 barrel of oil per day.

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

We are currently focusing our domestic exploration activities to develop our undeveloped leasehold opportunities in Louisiana, Texas, and New Mexico. Currently we have development opportunities in and will acquire additional leasehold interests in Allen, Evangeline, Sabine, Natchitoches, Rapides Parishes, Louisiana, in Limestone, Navarro, Red River, Henderson Counties, Texas and in Chaves County, New Mexico. These areas are a part of geologic studies utilizing regional trend surface analysis, 2-D and 3-D seismic data, AVO analysis and/or vast sub-surface control. Additionally over 2,240 miles of aeor-magnetics has been acquisitioned over several large Texas areas and is under final analysis for basement structural mapping. Prospects have been developed from 4,000-17,500 feet in depth in the Paluxy, Frio, Wilcox, Smackover, Bradley, Canyon, Rodessa and James formations.

We also have included an acquisition strategy to our business plan that would allow us to capitalize on producing oil and gas acquisition targets.


MARKETING OF PRODUCTION

Crude Oil and Natural Gas

Our production consists mainly of natural gas. We market our operated production of natural gas to one purchaser, Devon Gas Services LP. We sell our crude oil and condensate production at or near the well site, although in some cases it is gathered by us or others and delivered to a central point of sale. Our crude oil and condensate production is transported by truck or by pipeline and is typically committed to arrangements having a term of one year or less. We have not engaged in crude oil hedging or trading activities. We utilize short-term gas contracts with prices that are related to market conditions in varying degrees and have not engaged in natural gas hedging or futures trading.

We believe we would be able to locate alternate purchasers in the event of the loss of any one of these purchasers, and that any such loss would not have a material adverse effect on our financial condition or results of operations.
Revenue from the sale of natural gas totaled  $348,816 for the fiscal year ended
June 30, 2003 and represented 98% of our total oil and gas revenues for that fiscal year.

Price Considerations

Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil
("NYMEX-WTI"). The average crude oil price per Bbl received by us in fiscal year
2003 was $26.20.

Natural gas prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBTU for natural gas delivered at Henry Hub, Louisiana established on the NYMEX ("NYMEX-Henry
Hub"). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2003 was $4.91.

OIL AND GAS RESERVES

The following tables set forth the proved developed and undeveloped reserves at June 30, 2003, the estimated future net revenues from such proved reserves and the Present Value and Standardized Measure of Discounted Future Net Cash Flows attributable to our reserves at June 30, 2003, 2002 and 2001:

                                                                                           10%
Category                        Oil (Bbls)    Gas (Mcf)    Total (Mcfe)    Income        Discount
                               -----------   -----------   -----------   -----------   -----------
Proved Producing .............           0       330,409       330,409   $ 1,098,147   $   798,381
Proved Undeveloped ...........           0             0             0   $         0   $         0





                                                                           AT JUNE 30,
                                                           ---------------------------------------
                                                               2003          2002          2001
                                                           -----------   -----------   -----------
Proved reserves:
     Oil (Bbl) ...............                                       0             0       131,594
     Gas (Mcf) ...............                                 330,409       564,000     4,227,593
BOE ..........................                                  55,068        94,045       836,193
Estimated future net revenues
         (before income tax) .                             $ 1,098,147   $ 1,060,369   $16,717,280
     Standardized Measure(1) .                             $   798,381   $   657,668   $11,020,021
Proved developed reserves:
     Oil (Bbl) ...............                                       0             0             0
     Gas (Mcf) ...............                                 330,409       564,000     1,629,977
BOE ..........................                                  55,068        94,045       271,663
Estimated future net revenues
         (before income tax) .                             $ 1,098,147   $ 1,060,369   $ 4,970,583
Present Value ................                             $   798,381   $   657,668   $ 3,235,862
Standardized Measure (1) .....                             $   798,381   $   657,668   $ 1,734,721
Weighted average sales prices:
     Oil (per Bbl) ...........                             $     26.20   $     24.18   $     29.85
     Gas (per Mcf) ...........                             $      4.91   $      3.09   $      5.52


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

All information set forth in this Report relating to our proved reserves, estimated future net revenues and present values is taken from reports prepared by Michael S. Turner, P.E., an independent petroleum engineer. The estimates of this engineer were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. No reports on our reserves have been filed with any federal agency. In accordance with guidelines of the Securities and Exchange Commission (the "SEC"), our estimates of proved reserves and the future net revenues from which Present
Values are derived are made using year end oil and gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service or general and administrative expenses.

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

NET PRODUCTION, SALES PRICES AND COSTS

The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by us for the period ended June 30, 2003.


                                                     YEAR ENDED      YEAR ENDED
                                                   JUNE 30, 2003   JUNE 30, 2002
                                                   -------------   -------------
PRODUCTION VOLUMES:
       Oil (Bbl) .................                           298             155
       Gas (Mcf) .................                        71,054          79,619

WEIGHTED AVERAGE SALES PRICES:
       Oil (per Bbl) .............                 $       26.20$          24.18
       Gas (per Mcf) .............                 $        4.91   $        3.09

SELECTED EXPENSES PER BOE:
       Lease operating ...........                 $       13.78   $       16.12
       Depreciation, depletion and
       Amortization ..............                 $        9.82   $       23.67
       General and administrative                  $       14.43   $       17.48

PRODUCTIVE WELLS AND ACREAGE

Productive Wells

The following table sets forth our domestic productive wells at June 30, 2003:

                  OIL                     GAS                     TOTAL
        ----------------------   ----------------------   ----------------------

        Gross             Net    Gross             Net    Gross             Net
        -----            -----   -----            -----   -----            -----
            0                0      14             12.9      14             12.9

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage at June 30, 2003. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

              Undeveloped               Developed                 TOTAL
         ---------------------   ---------------------   ---------------------
         Gross            Net    Gross            Net    Gross            Net
         -----           -----   -----           -----   -----           -----
             0               0     930             891     930             891

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

OPERATIONS

Although in the past we have not been the operator of our wells, in the future we generally intend to seek to be named operator for wells in which we acquire a significant interest or will appoint an operator on our behalf. As is common in the industry, this typically occurs only when we own the major portion of the working interest in a particular well or field. At June 30, 2003, related parties operated our wells under specific agreements.

Through the specific agreements providing for related party operations of majority owned wells, we are able to exercise a great deal of influence over the development and enhancement of a well and to supervise operation and maintenance activities. We have not conducted the actual drilling of wells on properties in which we have acted as operator in the past, but in the future we plan to engage independent contractors who are supervised by the Company. We have contract relationships with petroleum engineers, geologists and other operations and production specialists who we believe will be able to improve production rates, increase reserves and/or lower the cost of operating our oil and gas properties.

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

Limited Operating History; Capital Intensive Business; Need for Additional Funds

From its inception through December 1997, the Company was engaged principally in non-operating activities. While the Company's new management has extensive experience in oil and gas exploration and operating activities, the Company has had very limited experience in these operations. The Company's business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand the Company's oil and gas field operations and purchase equipment. At June 30, 2003, the Company had working capital of $59,362. As a result of the Company's determination to operate in the future, the Company's working capital requirements may be expected to increase significantly over prior periods. The Company anticipates that it will be able to meet its cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no commitments to obtain any additional debt or equity financing and there can be no assurance that additional funds will be available, when required, on terms favorable to the Company. Any future issuances of equity securities would likely result in dilution to the Company's then existing shareholders while the incurring of additional indebtedness would result in increased interest expense and debt service changes. See "Management's Discussion and Analysis or Plan of Operations."

History of Losses

The Company incurred losses before income tax provisions of $217,121 and $5,770,133 for the fiscal years ended June 30, 2003 and 2002, respectively. The Company's accumulated deficit as of June 30, 2003 was $9,854,226. The Company does not have a bank line of credit. The Company has funded its operating losses, acquisitions and expansion costs primarily through a combination of private offerings of convertible debt, exempt transactions, equity securities and proceeds from the exercise of warrants. The success of the Company in obtaining the necessary capital resources to fund future costs associated with its operations and expansion plans is dependent upon the Company's ability to:
(i) increase revenues through acquisitions and recovery of the Company's proved producing and proved developed non-producing oil and gas reserves; (ii) maintain effective cost controls at the corporate administrative office and in field operations; and (iii) obtain the exercise of outstanding warrants. However, even if the Company achieves some success with its plans, there can be no assurance that it will be able to generate sufficient revenues to achieve significant profitable operations or fund its expansion plans. See "Management's Discussion and Analysis or Plan of Operations".

Significant Capital Expenditures Necessary for Undeveloped Properties

The vast majority of the Company's oil and gas reserves are classified as Proved Reserves. Recovery of the Company's future Proved Undeveloped Reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures of approximately $100,000 will be required to fully develop some of these reserves in the next twelve months. No assurance can be given that the Company's estimates of capital expenditures will prove accurate, that its financing sources will be sufficient to fully fund its planned development activities or that development activities will be either successful or in accordance with the Company's schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

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

Volatility of Oil and Gas Prices

The Company's revenues, profitability and the carrying value of its oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. The Company's ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to:
(i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond the Company's control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of the Company's production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect the Company's ability to market its production through such systems, pipelines or facilities. Substantially all of the Company's gas production is currently sold to one gas marketing firm on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during fiscal 2001, fiscal 2002 and fiscal 2003, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries
(OPEC), changes in demand from many Asian countries, current events in the Middle East, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

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

Possible adverse consequences due to the indemnification of officers and directors

Provisions of our Certificate of Incorporation and By-Laws provide that we will indemnify any director and officer as to those liabilities and on those terms and conditions to the fullest extent of Texas law. Furfther, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by us and prevent any recovery from our officers, directors, agents and employees for losses incurred by us as a result of their actions. Further, the SEC takes the position that indemnification against liability under the Securities Act is against the public policy as expressed in the Securities Act, and is, therefore, unenforceable.

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

Title to Properties

The Company's contract land professionals have reviewed title records or other title review materials relating to substantially all of its producing properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. The Company believes it has satisfactory title to all its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which the Company believes do not materially interfere with the use of or affect the value of such properties. At June 30, 2003, the Company's leaseholds for approximately 100% of its net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Employees

At June 30, 2003, the Company had no full time employees. In January, 2002, the Company entered into a new contract with an affiliate controlled by our President to provide certain technical administration and management services needed to conduct its business. The terms of the contract provided for personnel to be contracted at the affiliates true cost; which is more favorable to the company than would be available from an unaffiliated third party.

Facilities

The Company's principal executive and administrative offices are located at 9870 Plano Road, Dallas, Texas. The offices are subleased from an affiliate controlled by our President and Chief Executive Officer and the offices are owned by this affiliate. The monthly amount charged to the Company is based on actual costs of materials and man-hours of the affiliates that are used pursuant to the terms of the agreement. The Company believes that there is other appropriate space available in the event the Company should terminate its current leasing arrangement.

Possible adverse consequences due to claims and legal proceedings

The Company had filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.", bringing suit against Clifford Kees, William Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 and 12 are void. This lawsuit was filed on April 26, 1999. All section 11 preferential rights were returned to the Company on or about January 2002. However, Clifford Kees was to retain his 1% override interest in these Reagan Lease Sections.

Clifford Kees then moved to trial against on the claim of attorney fees owed to him for the prosecution of this lawsuit. The trial was heard on September 25, 2002, with Kees requesting in excess of $200,000.00 in attorney fees and costs. In June of 2003, The Court re-opened the trial as to attorney fees and costs, to allow Kees to put on additional evidence, and such trial was re-convened on June 19, 2003.

After June 30, 2003, on July 15, 2003, The Court entered a Judgment in favor of Kees and as against the Company for approximately $112,000.00. The Company believes the Judgment should not stand and is in the process of appealing the Judgment. Should the Judgment stand, it could have a material adverse effect on the cash position of the Company.

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

ITEM 2. Description of Properties.

     See "ITEM 1. Description of Business."

ITEM 3. Legal Proceedings

The Company had filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.", bringing suit against Clifford Kees, William Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 and 12 are void. This lawsuit was filed on April 26, 1999. All section 11 preferential rights were returned to the Company on or about January 2002. However, Clifford Kees was to retain his 1% override interest in these Reagan Lease Sections.

Clifford Kees then moved to trial against on the claim of attorney fees owed to him for the prosecution of this lawsuit. The trial was had on September 25, 2002, with Kees requesting in excess of $200,000.00 in attorney fees and costs. In June of 2003, The Court re-opened the trial as to attorney fees and costs, to allow Kees to put on additional evidence, and such trial was re-convened on June 19, 2003.

After June 30, 2003, on July 15, 2003, The Court entered a Judgment in favor of Kees and as against the Company for approximately $112,000.00. The Company believes the Judgment should not stand and is in the process of appealing the Judgment. Should the Judgment stand, it could have a material adverse effect on the cash position of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended June 30, 2003, proxies were mailed to shareholders of record as of April, 2003, for the Annual Stockholder meeting that was held on June 2, 2003 in Minneapolis, Minnesota. Security holders were asked to ratify the selection of the Company's accounting firm, Philip Vogel & Co., PC, and to vote on directors of the Company with the directors elected to serve one year or until their replacement was elected.

On June 2, 2003, a quorum was not obtained for the Shareholder meeting and the shareholder meeting was adjourned without conducting business. The Directors then conducted a Director's meeting immediately following the adjournment. The Directors, vested with the power to do so, approved the selection of Philip Vogel & Co., PC, and added Herb Bayer to act as Director for the Company, until a successor is elected and sworn. It was determined that Gene Howard would act as chairman of the Audit Committee and act as the "financial expert" for the Audit Committee; and that Herb Bayer would serve on the Audit Committee.


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

At June 30, 2003, there were 31,180,329 shares of Common Stock outstanding held by approximately 850 shareholders of record.

In the fall of 1999, Roseland Oil and Gas, Inc. was merged into Cubic Energy, Inc., a Texas corporation and a wholly owned subsidiary of Roseland Oil and Gas, Inc. Under its Texas Articles of Incorporation, Cubic is authorized to issue one class of 50,000,000 common shares, par value $0.05/share and one class of 10,000,000 preferred shares, par value $0.01/share. An exchange of one common share of Roseland for one common share of Cubic was effectuated in the merger. At the time of the merger, and as of June 30, 2003, there were no preferred shares of the Company outstanding.

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

ITEM 6. Management's Discussion and Analysis or Plan of Operations

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year in the two-year period ended June 30, 2003. The Company's Financial Statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

The Company's future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. We have an inventory of development drilling locations to pursue after the fiscal year ending June 30, 2003. If we are unable to economically acquire or find significant new reserves for development and exploitation, the Company's oil and gas production, and thus its revenues, would likely decline gradually as its reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The oil and gas markets have historically been very volatile, and any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations, and could result in a reduction in the carrying value of the Company's proved reserves and adversely affect its access to capital.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2003 TO FISCAL 2002 REVENUES

HISTORICALLY PRESENTED:
OIL AND GAS SALES increased 42% to $356,635 in the fiscal year ended June 30, 2003 ("fiscal 2003") from $250,716 in the fiscal year ended June 30, 2002 ("fiscal 2002"), due to higher oil and gas prices and in spite of diminishing production.


COSTS AND EXPENSES

HISTORICALLY PRESENTED:
PRODUCTION AND OPERATING EXPENSE decreased 23% to $167,303 in the year ended June 30, 2003 ("fiscal 2003") from $216,505 in the year ended June 30, 2002 ("fiscal 2002").

HISTORICALLY PRESENTED:
DEPRECIATION, DEPLETION AND AMORTIZATION decreased 62% to $119,249 in fiscal 2003 from $317,901 in fiscal 2002. The decrease was primarily due to an decrease in production.

HISTORICALLY PRESENTED:
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("G&A") decreased 25% to $175,201 in the year ended June 30, 2003 ("fiscal 2003") from $234,804 in the year ended June 30, 2002 ("fiscal 2002").

HISTORICALLY PRESENTED:
INTEREST EXPENSE decreased to $4 in the year ended June 30, 2003 ("fiscal 2003") from $38 in the year ended June 30, 2002 ("fiscal 2002").

HISTORICALLY PRESENTED:
GAIN ON SALE OF ASSETS decreased to $0 in the year ended June 30, 2003 ("fiscal 2003") from $26,550 in the year ended June 30, 2002 ("fiscal 2002") because no assets were sold in the fiscal 2003.

NET INCOME

HISTORICALLY PRESENTED:
Net loss decreased 96% to reflect a loss of $217,121 in fiscal 2003 from a loss of $5,770,133 in fiscal 2002 as a result of the strategic decision of the Company in fiscal 2002 not to renew the Louisiana Red Rock Lease. That decision not to renew the lease resulted in an impairment expense of $5,750,838.

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

The Company had net working capital of $59,362 at June 30, 2003.

The following discussion sets forth the Company's current plans for capital expenditures in fiscal 2004, and the expected capital resources needed to finance such plans.

CAPITAL EXPENDITURES

HISTORICALLY PRESENTED:
At the present time, the Company anticipates an increase to spending on exploration and development activities during fiscal 2004 through the development of strategic alliances that will position the Company to take advantage of possible acquisition objectives that will fit into the Company's core activity areas of oil and gas production.

The Company will increase its planned activities for fiscal 2004 if product prices remain strong and if we are able to obtain the capital resources necessary to finance such activities. See "BUSINESS - DRILLING, EXPLORATION AND PRODUCTION ACTIVITIES."

WORKING CAPITAL AND CASH FLOW

HISTORICALLY PRESENTED:
During fiscal 2003, the Company generated cash flow from operating activities of ($51,884).

The Company's working capital decreased to $59,362 at June 30, 2003 from $157,234 at June 30, 2002, due to increased non-operating expenses, i.e. the Kees legal judgment.

CAPITAL RESOURCES

The Company cannot be certain that the funds which will be available from the completed and pending sales of assets, combined with operating cash flow, will be adequate to fund the projected capital expenditures for fiscal 2004. However, because future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company's success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities.

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

INFLATION

Although the level of inflation affects certain of the Company's costs and expenses, inflation did not have a significant effect on the Company's results of operations during fiscal 2003.

INFORMATION SYSTEMS FOR THE YEAR 2000

The Company completed implementation of a "Year 2000 Plan" in the fiscal year ended June 30, 2000; and through June 30, 2003, the Company experienced no effects of its information systems from "Y2K". Though not expected, it is still possible that "Y2K" issues could have a material effect on the operations, productivity, and profitability of the Company.

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


                                    PART III


ITEM 8. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of each director and executive officer and the period during which each has served as a director of the
Company:

NAME                     AGE    POSITION WITH CUBIC               DIRECTOR SINCE
----                     ---    -------------------               --------------

Calvin A. Wallen, III     48    Chairman of the Board, President,           1997
                                & Chief Executive Officer

Jon S. Ross               39    Director, Secretary                         1998

Gene Howard               76    Director                                    1991

Herbert Bayer             54    Director                                    2003

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

HERBERT A. BAYER has served as a director of Cubic Energy since May of 2003. Mr. Bayer is currently the Regional Director of Sales for Itron, which provides intelligent electronic maps of utility transmission and distribution systems. He was a Business Management major at Indiana State University.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To the Company's knowledge, based solely on a review of the copies of the reports required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, that have been furnished to the Company and written representations that no other reports were required, during the year ended June 30, 2003 all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners have been met.

ITEM 9. Executive Compensation

The total compensation for the three fiscal years ended June 30, 2003, for Calvin A. Wallen, III, the Company's current Chief Executive Officer and Jon S. Ross, the Company's current Secretary is set forth below in the following Summary Compensation Table. No other person received cash compensation in excess of $100,000 during the fiscal year ended June 30, 2003.

SUMMARY COMPENSATION TABLE
                                             Fiscal     Annual      Other Annual
Name and Principal Position                   Year      Salary      Compensation
---------------------------                   ----      ------      ------------
Calvin A. Wallen, III, President and CEO      2003         0              0
                                              2002         0              0
                                              2001         0              0
Jon S. Ross, Secretary                        2003         0              0
                                              2002         0              0
                                              2001         0              0

Warrants were granted to an affiliate of Calvin A. Wallen, III effective January 1, 2002, as described in that agreement attached as an exhibit to the March 31, 2002, Form 10-QSB.

ITEM 10. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of the Company's Common Stock beneficially owned, as of June 30, 2003 by (i) each person known to the Company to beneficially own more than 5% of the Common Stock of the Company (the only class of voting securities now outstanding), (ii) each director and executive officer, and (iii) all directors and executive officers as a group.

Unless otherwise indicated, the number of shares and percentage of ownership of Common Stock for each of the stockholders set forth below assumes that shares of Common Stock that the stockholder may acquire within sixty days of June 30, 2003 are outstanding.

                                             NUMBER               APPROXIMATE
NAME AND ADDRESS                           OF SHARES            PERCENT OF CLASS
----------------                           ---------            ----------------

Calvin A. Wallen, III                    10,629,515 /1/              34.1%
9870 Plano Road
Dallas, TX  75238

William Bruggeman                        10,707,303 /2/              34.3%
20 Anemone Circle
North Oaks, MN  55127

Gene Howard                                 322,245 /3/               1.0%
2402 East 29th St.
Tulsa, OK   74114

Jon S. Ross                                  50,000                   0.2%
9870 Plano Road
Dallas, TX  75238

All officers and directors
as a group (3 persons):                  11,001,760                  35.3%

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

The terms of the contract provided for personnel to be contracted at current market rates in effect at the time the agreement was executed. In addition, the offices are subleased from an affiliate controlled by our President and Chief Executive Officer. The monthly amount charged to the Company is based on actual costs of materials and man-hours of the affiliates that are used pursuant to the terms of the agreement. As of June 30, 2001, the Company had accumulated $790,098 in accounts payable due affiliates that includes the amounts owed for personnel and leasing of office space.

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

In April, 2002, the Company made the strategic decision not to renew the Red Rock Louisiana leaseholds, which action has had a substantial impact on the June 30, 2002 income statement for the Company. Despite the impact, the Company believes the decision not to renew the leases will be to the ultimate benefit of the Company.

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

     23.1* -- Consent of Philip Vogel & Co., PC
     27.1* -- Financial Data Schedule.
     31.1* -- Section 302 Certification Form
     32.1* -- Section 906 Certification Form

     *    Filed herewith.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 29TH DAY OF SEPTEMBER, 2003.


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


SIGNATURE                               TITLE                       DATE


/s/ Calvin A. Wallen, III     President, Chief Executive      September 29, 2003
-------------------------
Calvin A. Wallen, III         Officer and Director
                              (Principal Executive Financial,
                              Accounting Officer)

/s/ Jon Stuart Ross           Director, Secretary             September 29, 2003
-------------------------
Jon Stuart Ross



/s/ Gene Howard               Director                        September 29, 2003
-------------------------
Gene Howard



/s/ Herbert A. Bayer          Director                        September 29, 2003
-------------------------

                               CUBIC ENERGY, INC.

                              FINANCIAL STATEMENTS
                                       and
                          INDEPENDENT AUDITORS' REPORT

                             JUNE 30, 2003 AND 2002

                               CUBIC ENERGY, INC.

                              FINANCIAL STATEMENTS
                                       and
                          INDEPENDENT AUDITORS' REPORT

                             JUNE 30, 2003 AND 2002







                                 C O N T E N T S

                                                                        Page

Independent Auditors' Report.......................................      F-1

Financial Statements:

  Balance Sheets...................................................      F-2

  Statements of Operations.........................................      F-3

  Statements of Changes in Stockholders' Equity....................      F-4

  Statements of Cash Flows.........................................      F-5

  Notes to Financial Statements....................................   F-6 - F-20

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Cubic Energy, Inc.



We have audited the balance sheets of Cubic Energy, Inc., a Texas corporation, as of June 30, 2003 and 2002, and the related statements of operations, of changes in stockholders' equity and of cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cubic Energy, Inc. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                    PHILIP VOGEL & CO. PC




                                                    Certified Public Accountants

Dallas, Texas

September 16, 2003


                                                                             F-2
                               CUBIC ENERGY, INC.

                                 BALANCE SHEETS
                             JUNE 30, 2003 AND 2002



                                                       2003                      2002
                                             -----------------------    -----------------------
                                   Assets

                          Current assets:
                Cash and cash equivalents    $  117,450                 $  169,334
              Accounts receivable - trade        58,130                     40,128
                                             ----------                 ----------

                     Total current assets                 $  175,580                 $  209,462



        Property and equipment (at cost):
                  Oil and gas properties,
                        full cost method:
   Proved properties (including wells and
        related equipment and facilities)    $1,537,625                 $1,537,625
               Office and other equipment           910                        910
                                             ----------                 ----------

                                             $1,538,535                 $1,538,535
 Less accumulated depreciation, depletion
                         and amortization     1,000,114                    880,865
                                             ----------                 ----------

                                                             538,421                    657,670
                                                          ----------                 ----------

                                                          $  714,001                 $  867,132
                                                          ==========                 ==========











The accompanying notes are an integral part of these statements.





                                                         2003                          2002
                                              --------------------------    --------------------------
       Liabilities and stockholders' equity

                       Current liabilities:
      Accounts payable and accrued expenses   $   116,039                   $    43,118
                          Due to affiliates           179                         9,110
                                              -----------                   -----------

                  Total current liabilities                  $   116,218                   $    52,228

     Commitments and contingencies (Note H)

                      Stockholders' equity:
          Preferred stock - $.01 par value,
              authorized 10,000,000 shares,
                                issued none   $         0                   $         0
  Common stock - $.05 par value, authorized
50,000,000 shares, issued 31,180,326 shares
                           in 2003 and 2002     1,559,017                     1,559,017
                 Additional paid-in capital     8,892,992                     8,892,992
                        Accumulated deficit    (9,854,226)                   (9,637,105)
                                              -----------                   -----------

                       Stockholders' equity                      597,783                       814,904
                                                             -----------                   -----------

                                                             $   714,001                   $   867,132
                                                             ===========                   ===========





















The accompanying notes are an integral part of these statements.


                                                                             F-3
                               CUBIC ENERGY, INC.

                            STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001



                                                           2003           2002           2001
                                                       -----------    -----------    -----------
                                         Revenues:
                                 Oil and gas sales     $   356,636    $   250,716    $   455,654
                                  Preferred return               0              0        272,938
                                                       -----------    -----------    -----------

                                    Total revenues     $   356,636    $   250,716    $   728,592
                                                       -----------    -----------    -----------

                               Costs and expenses:
             Oil and gas production, operating and
                                 development costs     $   167,303    $   216,505    $   169,507
      Selling, general and administrative expenses         175,201        234,804        214,387
          Depreciation, depletion and amortization         119,249        317,901        108,805
         Impairment loss on oil and gas properties               0      5,750,838              0
                                                       -----------    -----------    -----------

                          Total costs and expenses     $   461,753    $ 6,520,048    $   492,699
                                                       -----------    -----------    -----------

                           Operating income (loss)     $  (105,117)   $(6,269,332)   $   235,893
                                                       -----------    -----------    -----------

                   Non-operating income (expense):
                                    Legal judgment     $  (112,000)   $         0    $         0
                       Gain on sales of securities               0         26,550              0
                                      Other income               0            339         18,969
                                  Interest expense              (4)           (38)             0
                                   Interest income               0            548              0
                                                       -----------    -----------    -----------

              Total non-operating income (expense)     $  (112,004)   $    27,399    $    18,969
                                                       -----------    -----------    -----------

Income (loss) from operations before income taxes:     $  (217,121)   $(6,241,933)   $   254,862

           Provision for (benefit of) income taxes               0       (471,800)       471,800
                                                       -----------    -----------    -----------

                                          Net loss     $  (217,121)   $(5,770,133)   $  (216,938)
                                                       ===========    ===========    ===========



     Net loss per common share - basic and diluted     $     (0.01)   $     (0.19)   $     (0.01)
                                                       ===========    ===========    ===========


The accompanying notes are an integral part of these statements.


                                                                             F-4
                               CUBIC ENERGY, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001


                                                                     Common Stock
                                                   Cumulative   -------------------------    Additional                    Total
                                                   preferred      Shares          Par         paid-in     Accumulated  stockholders'
                                                     stock      outstanding      value        capital       deficit       equity
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance, June 30, 2000                                   --      30,058,202   $ 1,502,911   $ 7,965,823   $(3,319,765)  $ 6,148,969

   Net loss, year ended June 30, 2001                    --            --            --            --        (216,938)     (216,938)
 Retirement of stock                                     --        (180,000)       (9,000)        9,000          --            --
 Distributions (net) from unincorporated
       entities acquired in business                     --            --            --        (487,838)         --        (487,838)
   combination
   Capitalization of earnings of unincorporated
       entities acquired in business                     --            --            --         330,269      (330,269)         --
   combination
   Stock issued to service provider                      --         111,412         5,570        50,135          --          55,705
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance, June 30, 2001                                   --      29,989,614   $ 1,499,481   $ 7,867,389   $(3,866,972)  $ 5,499,898

   Net loss, year ended June 30, 2002                    --            --            --            --      (5,770,133)   (5,770,133)
 Stock issued for cash                                   --         334,000        16,700       133,600          --         150,300
   Contribution of oil and gas properties                --            --            --          78,127          --          78,127
   Stock issued in exchange for debt                     --         856,712        42,836       813,876          --         856,712
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance, June 30, 2002                                   --      31,180,326   $ 1,559,017   $ 8,892,992   $(9,637,105)  $   814,904

   Net loss, year ended June 30, 2003                    --            --            --            --        (217,121)     (217,121)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance, June 30, 2003                                   --      31,180,326   $ 1,559,017   $ 8,892,992   $(9,854,226)  $   597,783
                                                  ===========   ===========   ===========   ===========   ===========   ===========




The accompanying notes are an integral part of these statements.


                                                                             F-5
                               CUBIC ENERGY, INC.

                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001


                                                                2003           2002           2001
                                                            -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                                 $  (217,121)   $(5,770,133)   $  (216,938)
   Adjustments to reconcile net loss to cash
         provided (used) by operating activities:
      Depreciation, depletion and amortization                  119,249        317,901        108,805
      Gain on sale of securities                                      0        (26,550)             0
      Impairment loss                                                 0      5,750,838              0
      Deferred tax provision                                          0       (471,800)       471,800
      Stock issued for services                                       0              0         55,705
      Change in assets and liabilities:
         (Increase) decrease in accounts receivable             (18,002)        (1,312)        80,758
         Increase (decrease) in loan from affiliates             (8,931)        75,724        125,397
         Increase (decrease) in accounts payable
         and accrued liabilities                                 72,921         32,608        (39,454)
                                                            -----------    -----------    -----------

         Net cash provided (used) by operating activities   $   (51,884)   $   (92,724)   $   586,073
                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sale of securities                         $         0    $    26,550    $         0
   Purchase of property and equipment                                 0              0        (13,958)
                                                            -----------    -----------    -----------

         Net cash provided (used) by investing activities   $         0    $    26,550    $   (13,958)
                                                            -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of stock                          $         0    $   150,300    $         0
   Capital distributions from acquired entities                       0              0       (487,838)
                                                            -----------    -----------    -----------

         Net cash provided (used) by financing activities   $         0    $   150,300    $  (487,838)
                                                            -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents        $   (51,884)   $    84,126    $    84,277

Cash and cash equivalents:
   Beginning of year                                            169,334         85,208            931
                                                            -----------    -----------    -----------

   End of year                                              $   117,450    $   169,334    $    85,208
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

     On April 27, 2001, the Company completed a nontaxable transaction whereby it exchanged shares of stock for the ownership interests of various entities engaged in the production of oil and gas. As more fully described in Note K, this transaction was accounted for under the provisions of APB Opinion No. 16 as a pooling of interests.


Note B - Significant accounting policies:

     Cash equivalents
     ----------------

          For purposes of the statements of cash flows, the Company considers all certificates of deposit and other financial instruments with original maturity dates of three months or less to be cash equivalents.

     Office and other equipment
     --------------------------

          Office and other equipment are stated at cost and depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Depreciation and amortization of office and other equipment amounted to $0 for each of the years ended June 30, 2003, 2002 and 2001, respectively.

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

          Depletion of producing oil and gas properties amounted to $119,249, $317,901 and $108,805 for the years ended June 30, 2003, 2002 and 2001, respectively.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note B - Significant accounting policies (continued):

     Impairment of long-lived assets and long-lived assets to be disposed of
     -----------------------------------------------------------------------

          The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for periods beginning July 1, 2002, and thereafter. SFAS 144 replaces SFAS 121, and, among other matters, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 retains the basic provisions of SFAS 121, but broadens its scope and establishes a single model for long-lived assets to be disposed of by sale. Management does not believe adoption of the Statement had any effect on the financial statements of the Company. In addition, the Company is subject to the rules of the Securities and Exchange Commission with respect to impairment of oil and gas properties accounted for under the full cost method of accounting, as described earlier.

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

     Oil and gas revenue
     -------------------

          The Company recognizes oil and gas revenues by the sales method as oil and gas production is sold. Differences between sales and production volumes during the years ended June 30, 2003, 2002 and 2001 were not significant.

     Preferred return
     ----------------

          Certain of the entities acquired in the business combination described in Note K had agreements with the promoter/operator of the oil and gas properties that provided for a minimum annual production volume. The companies had no obligation to refund such payments and, accordingly, the payments received by those entities have been recorded as income in the periods they were received. Effective on the date of combination, all such agreements were cancelled.

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

          As discussed in Note E, there were no dilutive securities during the years ended June 30, 2003, 2002 and 2001. The weighted average number of common and common equivalent shares outstanding was 31,180,329, 30,621,257 and 29,951,349 for the years ended June 30, 2003, 2002 and 2001, respectively.

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


     Reporting comprehensive income (loss) and operating segments
     ------------------------------------------------------------

          The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of SFAS No. 131 has had no impact on the Company's financial position, results of operations, cash flows, or related disclosures since the Company's operations are considered to be a single segment.

          Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from nonowner sources, which are referred to as other comprehensive income. In accordance with SFAS No. 130, the Company presents a statement of operations that includes other comprehensive income when applicable. An analysis of changes in components of accumulated other comprehensive income is presented in the statement of changes in stockholders' equity. There were no transactions related to other comprehensive income for the three years ended June 30, 2003.

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

     Certain significant estimates
     -----------------------------

          Management estimates included in these financial statements for which it is reasonably possible that a future event in the near term could cause the estimate to change and the change could have a severe impact are as follows: Management's estimates of oil and gas reserves are based on various assumptions, including constant oil and gas prices. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimate. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. While it is at least reasonably possible that the estimates above will change materially in the near term, no estimate can be made of the range of possible losses that might occur.

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

     Obligations associated with the retirement of assets
     ----------------------------------------------------

          The Company has adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, effective July 1, 2002. SFAS No. 143 amended SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and, among other matters, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the related asset and allocated to expense over the asset's useful life.

     This is a change from the approach taken under SFAS No. 19, whereby an amount for an asset retirement obligation was recognized using a cost-accumulation measurement approach. Under that approach, the obligation was reported as a contra-asset recognized as part of depletion and depreciation over the life of the asset without discounting. Management has determined that adopting SFAS No. 143 has had no significant effect on the company's financial statements since abandonment costs for which it is responsible are not material.

     Stock based compensation
     ------------------------

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

          In addition, the Company has adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, which became effective July 1, 2000. FIN 44 clarifies the application of APB 25 for certain issues. Among other issues, this interpretation clarifies the definition of an employee for purposes of applying APB 25, the criteria for qualification of a plan as compensatory, the consequences of modifications to the terms of a plan, and the treatment of stock compensation issued to service providers who are not employees. The issuance of this interpretation does not change the current accounting policies of the Company, and has had no effect on the accompanying financial statements.

          In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions are effective for years ending after December 15, 2002. The interim disclosure provisions are effective financial reports containing financial statements for interim periods beginning after December 15, 2002. The transition rules of this standard are not applicable since the Company continues to account for stock-based compensation under

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note B - Significant accounting policies (continued):

     the guidance of APB Opinion 25. The otherrequirements of this standard have been adopted by the Company for periods beginning January 1, 2003. Disclosures required by this statement are in Note L.

Other new accounting pronouncements
-----------------------------------

          In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, and no exit or disposal activities have been entered into, management does not expect SFAS No. 146 to have a significant impact on its future results of operations of cash flows.

          In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if certain criteria are met. Freestanding financial instruments that obligate the issuer to redeem the holder's shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions would be treated as liabilities. Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 is not expected to have a significant impact on the Company's financial statements.

          In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee, and requires additional disclosures on existing guarantees even if the likelihood of future liability under the guarantees is deemed remote. The initial recognition and initial measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim periods ending after December 15, 2002. The Company has not issued any guarantees and, therefore, the adoption of FIN 45 is not expected to have a significant impact on the Company's financial statements.

          In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity as the primary beneficiary, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The primary beneficiary of a variable interest entity would be required to consolidate if the other equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has no current contractual relationships or other business relationships with variable interest entities and, therefore, the adoption of FIN 46 is not expected to have a significant impact on the Company's financial statements.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note C - Marketable securities - gains and losses:

     On July 29, 1999, Cubic received 155,000 shares of stock in Energytec.com pursuant to a spin-off from the investment Cubic held in the common stock of Comanche Energy, Inc. ("Comanche"). At the time, Cubic received one share of Energytec.com for each share that it owned in Comanche. Prior to November 2001, Energytec.com was a privately held company; therefore, there was no established market price for its stock. Prior to Energytec.com becoming a public company in November 2001, Cubic believed that the stock had little, if any, verifiable value; therefore, Cubic had not recorded any amounts for its investment. During the year ended June 30, 2002, the Company sold all of its holdings in Energytec.com and recognized a gain on the sale of securities of $26,550.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note D - Stockholders' equity:

     The Company's authorized capital is 50,000,000 shares of $0.05 par value common stock and 10,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock are issued or outstanding at June 30, 2003 and 2002.

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

     Warrants
     --------

          On January 1, 2002, the Company issued three series of warrants to Tauren Exploration, Inc., an entity owned by the CEO and major stockholder of the Company (see Note F). These warrants allow Tauren to purchase unregistered common shares in the Company as follows: 1) exercisable after May 1, 2002, to purchase 125,000 unregistered common shares at an exercise price of $1.00, which expired on April 30, 2003; 2) exercisable after May 1, 2003, to purchase 150,000 unregistered common shares at the exercise price of $1.50, expiring on April 30, 2004; and 3) exercisable after May 1, 2004, to purchase 200,000 unregistered common shares at an exercise price of $2.00, expiring on April 30, 2005.

          The weighted-average exercise price of all exercisable warrants at June 30, 2003 and 2002 was $1.50 and $1.00, respectively. The weighted-average exercise price of all outstanding warrants at June 30, 2003 and 2002 was $1.79 and $1.58, respectively. There were no warrants outstanding at June 30, 2001. The remaining weighted-average contractual life of these warrants at June 30, 2003, was twelve months. The remaining weighted average contractual life of exercisable warrants at June 30, 2003, was eleven months.

     Capital contributions
     ---------------------

          As more fully described in Note F, on June 1, 2002, a stockholder transferred its interest in ten producing oil and gas wells to the Company for no current or future consideration. The Company recorded these interests as a contribution to capital at an aggregate amount of $78,127, which was the lower of each property's basis or its fair value using the present value of future reserves.

          As more fully described in Note F, on January 1, 2002, the Company entered into an agreement that provided for the exchange of stock for debt owed to a major stockholder. This resulted in a reduction of existing debt amounting to $856,712, with a corresponding issuance of 856,712 shares of stock.



                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note E - Loss per common share:

    Net loss per common share is computed as follows:

                                                 2003            2002            2001
                                             ------------    ------------    ------------
     Net loss attributable to stockholders   $   (217,121)   $ (5,770,133)   $   (216,938)

     Weighted average number of shares of
        common stock                           31,180,329      30,621,257      29,951,349

     Income (loss) per common share          $      (0.01)   $      (0.19)   $      (0.01)

     Potential dilutive securities (stock warrants, convertible debt) have not been considered since the Company reported a net loss and, accordingly, their effects would be antidilutive.


Note F - Related party transactions:

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

     Effective January 1, 2002, the Company entered into an agreement with Tauren that provides for the following:

     1) As of January 1, 2002, the Company owed Tauren $856,712, primarily comprised of non-interest bearing advances the Company had received over the course of several years. In exchange for the amounts owed to it, Tauren accepted the transfer of 856,712 newly issued and unregistered shares of common stock in the Company that had a market price of $.70 per share. The Company has recognized the gain on the extinguishment of this debt as a capital contribution for financial reporting purposes due to the related party aspect of the transaction. The gain was fully recognized as a taxable gain for income tax reporting purposes for the year ended June 30, 2002.
     2) The Company received the rights to participate in prospective oil and gas projects in which Tauren owns a working interest.
     3) The Company shall, as requested, have the future privilege of using the general and administrative services of Tauren based on an agreed pro rata cost.
     4) The Company issued three series of warrants to Tauren as described in Note D.

     On December 1, 1997, the Company entered into a contract with Tauren to provide the necessary technical, administrative and management expertise needed to conduct its business. This agreement was renewed and revised on January 1, 2002. The Company has no full-time employees, and its offices are subleased from Tauren. The monthly amount charged to the Company is based on actual costs of materials and labor hours of Tauren that are used pursuant to the terms of the agreement. Tauren also pays various organization costs and consulting fees on behalf of the Company. As of June 30, 2003 and 2002, the Company owed Tauren $178 and $9,039, respectively, which are included in accounts payable and accrued expenses in the accompanying financial statements. Charges to the Company under the contracts were $45,938, $83,628 and $125,328 for the years ended June 30, 2003, 2002 and 2001, respectively.

     On June 1, 2002, Tauren transferred its interest in ten producing oil and gas wells to the Company for no current or future consideration. The Company recorded these interests at the lower of Tauren's basis or the present value of future reserves on a per well basis. At June 1, 2002, the aggregate basis of these wells was $78,127. The transaction was treated as a contribution of capital.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note F - Related party transactions (continued):

     In addition, the wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating Inc. ("Fossil"), which is owned 100% by the Company's President and Chief Executive Officer, Calvin Wallen
III. As of June 30, 2003 and 2002, the Company owed Fossil $0 and $69, respectively, in lease operating expenses and was owed by Fossil $57,960 and $35,452, respectively, for oil and gas sales. The amounts owed the Company are included in accounts receivable - trade.


Note G - Income taxes:

     Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2003 and 2002, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved. Pursuant to the business combination described in Note K, the tax benefits of net operating loss carryforwards at June 30, 2001, were utilized to partially offset the liability for deferred taxes arising from that transaction.

     The components of the net deferred federal income tax assets (liabilities) at June 30 were as follows:

                                                            2003         2002
                                                         ---------    ---------
     Deferred tax assets:
        Net operating loss carryforwards                 $ 490,400    $ 484,800
        Capital loss carryforwards                          11,300        7,300
                                                         ---------    ---------
                                                         $ 501,700    $ 492,100
                                                         ---------    ---------
     Deferred tax liabilities:
        Depletion basis of assets and related accounts   $ (65,200)   $ (68,200)
        Accrued lawsuit settlement                         (16,800)           0
                                                         ---------    ---------

                                                         $ (82,000)   $ (68,200)
                                                         ---------    ---------

     Net deferred tax (liabilities) assets before
     valuation allowance                                 $ 419,700    $ 423,900

     Valuation allowance                                  (419,700)    (423,900)
                                                         ---------    ---------

     Net deferred tax (liabilities) assets               $       0    $       0
                                                         =========    =========



                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note G - Income taxes (continued):

     The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended June 30, 2003, 2002 and 2001:

                                                              2003         2002         2001
                                                            ---------    ---------    ---------
     Tax provision (benefit) calculated at statutory rate   $ (73,800)   $(936,300)   $  82,646

     Increase (reductions) in taxes due to:
        Forgiveness of debt income                                  0       38,600            0
        Acquired entities nontaxable                                0            0     (105,097)
        Excess of book basis over tax basis of
          acquired entities previously unrecorded                   0            0      471,800
        Losses not providing tax benefits                      73,800      425,900       22,451
                                                            ---------    ---------    ---------
     Current federal income tax provision                   $       0    $(471,800)   $ 471,800
                                                            =========    =========    =========


     Change in valuation allowance                          $  (4,200)   $ 423,900    $(593,522)
                                                            =========    =========    =========


     As discussed above, at June 30, 2001, the Company recorded a deferred tax liability which primarily represents the effects of the business combination described in Note K. Since the acquired entities were nontaxable, they did not record a deferred tax liability for the excess of the book basis of assets over the tax basis, which generally resulted from expensing intangible drilling costs for tax purposes. The Company is required, under the provisions of APB 16 and SFAS 109, to record the effects of the combination in the period the combination occurs, rather than as part of the restatement of the financial statements.

     As of June 30, 2003, the Company had net operating loss carryforwards of approximately $3,269,700, which are available to reduce future taxable income. These carryforwards expire as follows:

                               Net operating
       Year                        losses
     --------                  -------------
       2007                    $     128,500
       2009                            5,700
       2011                          431,100
       2012                          205,100
       2013                          639,800
       2019                          845,600
       2020                          297,100
       2021                          172,100
       2022                          507,000
       2023                           37,700
                               -------------

                               $   3,269,700
                               =============

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note H - Commitments and contingencies:

     Key personnel
     -------------

          The Company depends to a large extent on the services of Calvin A. Wallen III, the Company's President, Chairman of the Board, and Chief Executive Officer. The loss of the services of Mr. Wallen would have a material adverse effect on the Company's operations. The Company has not entered into any employment contracts with any of its executive officers.

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

     Litigation matters
     ------------------

          During the spring of 1999, the Company became aware of the claim of a geologist filed in December 1997, to a 1% overriding royalty interest in various properties. The geologist filed an assignment after December 1, 1997. The Company disputed the geologist's legal right to the overriding royalty and had filed suit to challenge this claim. Through a court ruling, the Company must honor the override and owed to the geologist $30,381 in back overrides plus amounts of attorney fees expended in the geologist's defense of this challenge. Accordingly, the Company accrued $30,381 as a charge to income for the year ended June 30, 2002. During July 2003, a final judgement was entered by the court against Cubic for approximately $112,000 representing attorney fees. The Company has begun the process of appealing the latest judgement and is confident, based on the facts, that the court will vacate or substantially reduce the amount it has been ordered to pay. However, since a judgement has been rendered, and neither it nor its attorneys are able to conclude that it is probable it will succeed in its appeals, the full amount of the judgement has been accrued in the accompanying financial statements for the year ended June 30, 2003.

          William Vandever, as the prior President and Chief Executive Officer of the Company, purportedly granted some preferential right with respect to the Reagan leases in Section 11, Palo Pinto County, Texas, to participants in the re-work of the Reagan #2-11 well. The Company had filed suit in the 29th Judicial Court, Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.," against various persons, seeking a judicial determination that all grants of preferential rights in the Reagan
     Section 11 are void, and seeking monetary damages. In connection with the lawsuit, the defendant had filed a counterclaim seeking a declaration that its alleged working interest and right of first refusal were valid and existing; and had asserted a breach of contract claim for allegedly failing to honor its purported right of first refusal. In January 2002, all of the preferential rights were returned to the Company. Except as referenced to the geologist above, all claims related to the lawsuit were settled or dismissed during the year ended June 30, 2002.



                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note I - Cost of oil and gas properties:

     Costs incurred
     --------------

          Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration, and development activities for the years ended
     June 30, 2003, 2002 and 2001 were as follows:

                                                     2003         2002         2001
                                                  ----------   ----------   ----------

     Property acquisition                         $        0   $   78,128   $   13,959
                                                  ==========   ==========   ==========


     Capitalized costs
     -----------------

          The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at June 30, 2003, 2002 and 2001 were as follows:

                                                     2003         2002         2001
                                                  ----------   ----------   ----------

     Proved properties                            $1,537,625   $7,288,463   $7,210,335
     Unproved properties                                   0            0            0
                                                  ----------   ----------   ----------

                                                  $1,537,625   $7,288,463   $7,210,335

     Accumulated depreciation, depletion
        and amortization                             999,205      879,955      562,054
                                                  ----------   ----------   ----------

     Total properties                             $  538,420   $6,408,508   $6,648,281

     Less: impairment of oil and gas properties
        due to full cost ceiling test                      0    5,750,838            0
                                                  ----------   ----------   ----------

     Net properties                               $  538,420   $  657,670   $6,648,281
                                                  ==========   ==========   ==========


     During the year ended June 30, 2002, capitalized costs were reduced based on the results of the full cost ceiling test. This impairment was recorded by reducing the full cost pool by a grossed-up amount and reducing net deferred tax liability for the related tax effect. The net amount of the impairment was charged to expense during the year ended June 30, 2002 (see Note M).



                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note I - Cost of oil and gas properties (continued):

     Results of operations
     ---------------------

          The results of operations from oil and gas producing activities for the years ended June 30, 2003, 2002 and 2001 were as follows:

                                                     2003        2002         2001
                                                  ---------   ---------    ---------
     Revenues:
        Revenues                                  $ 356,636   $ 250,716    $ 455,654
        Preferred return                                  0           0      272,938
                                                  ---------   ---------    ---------

                                                  $ 356,636   $ 250,716    $ 728,592
                                                  ---------   ---------    ---------
     Expenses:
       Production and development costs           $ 167,303   $ 216,505    $ 169,507
       Depreciation, depletion and amortization     119,249     317,901      108,805
                                                  ---------   ---------    ---------

                                                  $ 286,552   $ 534,406    $ 278,312
                                                  ---------   ---------    ---------

     Results before income taxes                  $  70,084   $(283,690)   $ 450,280
     Provision for income taxes                           0           0            0
                                                  ---------   ---------    ---------

     Results of operations (excluding corporate
        overhead and interest expense)            $  70,084   $(283,690)   $ 450,280
                                                  =========   =========    =========


          As disclosed in Note H, the Company accrued $30,381 as its estimate of amounts it will be required to pay to settle a lawsuit with respect to unpaid overriding royalties. This amount has been included in oil and gas production and development costs for the year ended June 30, 2002.


Note J - Oil and gas reserves information (unaudited):

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



                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note J - Oil and gas reserves information (unaudited) (continued):

     The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 2003, 2002 and 2001 together with the changes therein:

                                                              Natural Gas (Mcf)
                                                  --------------------------------------
                                                     2003          2002          2001
                                                  ----------    ----------    ----------
     Proved developed and undeveloped reserves:
        Beginning of year                            564,272     4,227,593     2,847,794
        Revisions of previous estimates             (161,184)     (985,156)      170,507
        Purchases of reserves in place                     0             0     1,291,403
        Extensions and discoveries                         0             0             0
        Production                                   (73,088)      (80,549)      (82,111)
        Disposals of reserves in place                     0    (2,597,616)            0
                                                  ----------    ----------    ----------

     End of year                                     330,000       564,272     4,227,593
                                                  ==========    ==========    ==========


                                                           Oil and condensate (Bbls)
                                                  --------------------------------------
                                                     2003          2002          2001
                                                  ----------    ----------    ----------

     Proved developed and undeveloped reserves:
        Beginning of year                                  0       131,594       132,048
        Revisions of previous estimates                    0             0          (454)
        Purchases of reserves in place                     0             0             0
        Extensions and discoveries                         0             0             0
        Production                                         0             0             0
        Disposals of reserves in place                     0      (131,594)            0
                                                  ----------    ----------    ----------

     End of year                                           0             0       131,594
                                                  ==========    ==========    ==========


Standardized  measure of  discounted  future net cash flows  relating  to proved
--------------------------------------------------------------------------------
reserves


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



                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note J - Oil and gas reserves information (unaudited) (continued):

     The following is the estimated standardized measure relating to proved oil and gas reserves at June 30, 2003, 2002 and 2001:

                 Table 1
                 -------                              2003            2002            2001
                                                  ------------    ------------    ------------
     Future cash flows                            $  1,893,067    $  1,836,492    $ 19,657,207
     Future production costs                          (564,669)       (552,741)       (641,742)
     Future development costs                                0               0        (680,000)
     Future severance tax expense                     (230,251)       (223,382)     (1,618,185)
     Future income taxes                                     0               0      (2,507,592)
                                                  ------------    ------------    ------------

     Future net cash flows                        $  1,098,147    $  1,060,369    $ 14,209,688

     Ten percent annual discount for estimated
        timing of net cash flows                      (299,766)       (402,699)     (3,189,667)
                                                  ------------    ------------    ------------

     Standardized measure of
       discounted future net cash flows           $    798,381    $    657,670    $ 11,020,021
                                                  ============    ============    ============


     Following is an analysis of changes in the estimated standardized measure of proved reserves during the years ended June 30, 2003, 2002 and 2001:


                 Table 2
                 -------                              2003            2002            2001
                                                  ------------    ------------    ------------

     Changes from:
        Sale of oil and gas produced              $   (114,795)   $     51,290    $    341,403

     Net changes in prices and production costs        296,479        (179,036)     (1,464,961)
     Extensions and discoveries                              0               0               0
     Revision of previous quantity estimates          (260,268)     (2,007,574)        294,065
     Accretion of discounts                            107,926         888,882       1,671,728
     Net change in income taxes                         23,487      (1,295,234)         20,744
     Purchases of reserves in place                          0               0       2,227,221
     Disposals of reserves in place                          0      (7,784,158)              0
     Other                                              87,882         (36,521)        186,982
                                                  ------------    ------------    ------------

     Change in standardized measure               $    140,711    $(10,362,351)   $  3,277,182
                                                  ============    ============    ============


Note K - Pooling of interests business combination:

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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note L - Proforma information related to stock warrants:

     The per share weighted-average fair value of stock warrants granted during the year ended June 30, 2002, was $0.29, on the date of grant, using the Black-Scholes pricing model. There were no stock warrants granted during the years ended June 30, 2003 and 2001.

                                                         2002
                                                      -----------

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


                                                         2003           2002
                                                     -----------    -----------

     Net loss:
        As reported                                  $  (217,121)   $(5,770,133)
                                                     ===========    ===========

        Proforma                                     $  (272,434)   $(5,826,571)
                                                     ===========    ===========

     Stock-based employee compensation:
        As reported                                  $         0    $         0
                                                     ===========    ===========

        Proforma                                     $    55,313    $    56,438
                                                     ===========    ===========

     Basic loss per common share:
        As reported                                  $     (0.01)   $     (0.19)
                                                     ===========    ===========

        Proforma                                     $     (0.01)   $     (0.19)
                                                     ===========    ===========


Note M - Impairment loss on oil and gas properties:

     The Company has had lease rights to certain properties located in Louisiana that comprised a significant portion of its oil and gas reserves. On May 25, 2002, the Company elected not to renew its interest in those properties and to abandon its plans for future development in that area. As a result, the Company recognized an impairment loss on its oil and gas properties due to the application of the full cost ceiling test described in Note B. This test generally limits the capitalized costs of oil and gas producing properties, recognized under the full cost method of accounting, to the aggregate "estimated present value," discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions; which is a measure of overall fair value of its properties. For the year ended June 30, 2002, the impairment loss on oil and gas properties recognized amounted to $5,750,838, less the related deferred tax benefit of $1,611,228. There were no impairment losses during the years ended June 30, 2003 and 2001.