Form 10QSB
period 2003-09-30
CUBIC ENERGY INC
filed 2003-11-14
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Export under Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2003

                          Commission File Number 0-9355

                               CUBIC ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                    Texas                                   87-0352095
(State or other jurisdiction of incorporation)  IRS Employer Identification No.)

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

          Common Stock                   Outstanding at September 30, 2003
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

Condensed Balance Sheets
As of September 30, 2003, (unaudited) and June 30, 2003.....................4, 5

Condensed Statement of Operations, (unaudited)
For the three months ended September 30, 2003 and 2002.........................6

Condensed Statements of Cash Flows, (unaudited)
For the three months ended September 30, 2003 and 2002.........................7

Notes to Condensed Financial Statements.....................................8, 9

ITEM 2. Management's Discussion and Analysis..................................10



                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................11

SIGNATURES....................................................................12

Certification: Re: 13a-14(b) and 15d-14.......................................13

Certification: Re: Section 906 of the Sarbanes-Oxley Act of 2002..............14

                          PART I. FINANCIAL INFORMATION

                         INDEPENDENT ACCOUNTANTS' REPORT


The Stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheet as of September 30, 2003, and the related condensed statements of income, and of cash flows of Cubic Energy, Inc. for the three-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Cubic Energy, Inc. as of June 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended; and in our report dated September 16, 2003, we expressed an unqualified opinion on those statements.




                                                    PHILIP VOGEL & CO. PC

                                                    /s/ Philip Vogel & Co. PC
                                                    -------------------------

                                                    Certified Public Accountants


Dallas, Texas
October 30, 2003


ITEM 1. FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                 (Unaudited)
                                                                              September 30, 2003     June 30, 2003
                                                                              ------------------   ------------------

Current assets:
  Cash and cash equivalents                                                   $          142,414   $          117,450
  Accounts receivable - trade                                                             91,204               58,130
                                                                              ------------------   ------------------

Total current assets                                                          $          233,618   $          175,580


Property and equipment (at cost): Oil and gas properties, full cost method:
    Proved properties (including wells and
    related equipment and facilities)                                         $        1,537,625   $        1,537,625
  Office and other equipment                                                                 910                  910
                                                                              ------------------   ------------------
                                                                              $        1,538,535   $        1,538,535
  Less accumulated depreciation, depletion
  and amortization                                                                     1,029,350            1,000,114
                                                                              ------------------   ------------------
                                                                                         509,185              538,421

                                                                              $          742,803   $          714,001
                                                                              ==================   ==================

























            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                (Unaudited)
                                             September 30, 2003      June 30, 2003
                                             ------------------    ------------------
Current liabilities:
  Accounts payable and accrued expenses      $          137,766    $          116,039
  Due to affiliates                                       6,092                   179
                                             ------------------    ------------------

Total current liabilities                    $          143,858    $          116,218

Non-current liabilities:
  Deferred income taxes                                       0                     0

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value,
    authorized 10,000,000 shares,
    issued: none                             $                0    $                0
  Common stock - $.05 par value,
    Authorized 50,000,000 shares,
    issued 31,180,329 shares at
    September 30, 2003 and
    June 30, 2003                                     1,559,017             1,559,017

  Additional paid-in capital                          8,892,992             8,892,992
  Accumulated deficit                                (9,853,064)           (9,854,226)
                                             ------------------    ------------------

Stockholders' equity                                    598,945               597,783
                                             ------------------    ------------------
                                             $          742,803    $          714,001
                                             ==================    ==================
















            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the Three       For the Three
                                                 Months Ended        Months Ended
                                             September 30, 2003   September 30, 2002
                                             ------------------   ------------------
Revenues:
  Oil and gas sales                          $          104,422   $           74,602
                                             ------------------   ------------------

Total revenues                               $          104,422   $           74,602
                                             ------------------   ------------------

Costs and expenses:
  Oil and gas production, operating and
  development costs                          $           35,669   $           34,544
  Selling, general and
  administrative expenses                                38,355               48,926
  Depreciation, depletion and
  amortization                                           29,236               22,546
                                             ------------------   ------------------

Total costs and expenses                     $          103,260   $          106,016
                                             ------------------   ------------------

Operating income (loss)                      $            1,162   $          (31,414)
                                             ------------------   ------------------

Non-operating income (expense):
  Gain (loss) on sales of securities         $                0   $                0
  Other income                                                0                    0
  Interest expense                                            0                    0
  Interest income                                             0                    0
                                             ------------------   ------------------

Total non-operating income (expense)         $                0   $                0
                                             ------------------   ------------------

Income (loss) before taxes:                  $            1,162   $          (31,414)

Provision for (benefit of) income taxes                       0                    0
                                             ------------------   ------------------

Net income (loss)                            $            1,162   $          (31,414)
                                             ==================   ==================

Net gain (loss) per common share
- basic and diluted                          $            0.000   $           (0.001)
                                             ==================   ==================

Weighted average common shares outstanding
- basic and diluted                                  31,180,329           31,180,329
                                             ==================   ==================











            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     For the Three         For the Three
                                                      Months Ended          Months Ended
                                                   September 30, 2003    September 30, 2002
                                                   ------------------    ------------------
Cash flows from operating activities:

Net income (loss)                                  $            1,162    $          (31,414)

Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
  Depreciation, depletion and amortization                     29,236                22,546

Net change in assets and liabilities:
  (Increase) decrease in accounts receivable                  (33,074)                8,875
  Increase (decrease) in loan from affiliate                    5,913                (4,810)
  Increase (decrease) in accounts payable and
    Accrued liabilities                                        21,727                (5,939)
                                                   ------------------    ------------------

Net cash provided (used) by operating activities   $           24,964    $          (10,742)
                                                   ------------------    ------------------

Net cash provided (used) by investing activities   $                0    $                0
                                                   ------------------    ------------------

Net cash provided (used) by financing activities   $                0    $                0
                                                   ------------------    ------------------

Net increase (decrease) in cash and
    cash equivalents                               $           24,964    $          (10,742)
                                                   ------------------    ------------------

Cash at beginning of period                                   117,450               169,334
                                                   ------------------    ------------------

Cash at end of period                              $          142,414    $          158,592
                                                   ==================    ==================



















            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2003, Form 10-KSB and should be read in conjunction with the financial statements for the three months ended September 30, 2003, contained herein.

The financial information included herein as of September 30, 2003, and for the three-month periods ended September 30, 2003, and 2002, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

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

Stock grants:

On September 12, 2003, the Directors of Cubic Energy, Inc. tentatively approved of a Director and Officer compensation plan as follows: (i.) Directors of record as of June 1, 2003 would receive 24,000 restricted Cubic common shares (16,000 share per year, multiplied by 1.5 years) for years of prior service, (ii.) the President/CEO of Cubic would receive 45,000 restricted Cubic common shares (30,000 share per year, multiplied by 1.5 years) for years of prior service, (iii.) the Secretary of Cubic would receive 22,500 restricted Cubic common shares (15,000 shares per year, multiplied by 1.5 years) for prior years of service, (iv.) going forward, Directors would receive 16,000 restricted Cubic common shares per year of service, (v.) going forward, the President/CEO would receive 30,000 restricted Cubic common shares per year of service, (vi.) going forward, the Secretary would receive 15,000 restricted Cubic common shares per year of service, (vii.) Audit Committee members would receive 10,000 restricted Cubic common shares per audit, and, (viii.) any Compensation Committee member, should one be formed, would receive 3,000 restricted Cubic common shares per year of service. As of September 30, 2003, no shares had been issued pursuant to this compensation plan because the exact terms had not been determined.

Pro forma information related to stock options:

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                                  3 Months Ended
                                                      September 30, 2003    September 30, 2002
                                                      ------------------    ------------------
Net earnings (loss), as reported                      $            1,162    $          (31,414)

Deduct: Total stock-based employee compensation
  expense  determined under fair value based method
  for all awards, net of tax effect                               (8,866)              (13,691)
                                                      ------------------    ------------------

Pro forma net income (loss)                           $           (7,704)   $          (45,105)
                                                      ------------------    ------------------

Earnings (loss) per common share:
   Basic - as reported                                $             --      $            (0.00)
   Basic - pro forma                                  $            (0.00)   $            (0.00)

   Diluted - as reported                              $              n/a                    n/a
   Diluted - pro forma                                $              n/a                   n/a

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

The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report Form 10-KSB for the fiscal year ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations:

Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002 Gross Revenues for the three months ended September 30, 2003 increased from $74,602 at September 30, 2002 to $104,422 at September 30, 2003 due to increased natural gas prices and despite decreased rates of natural gas production.

Oil and Gas Production, Operating and Development Costs increased from $34,544 (46% of oil and gas sales) at September 30, 2002 to $35,669 (34% of oil and gas sales) at September 30, 2003.

Operating Income increased from a loss of $31,414 at September 30, 2002 to a gain of $1,162 at September 30, 2003 due to improved natural gas prices and a reduction in general and administrative expenses.

Liquidity and Capital Resources:
Long-term debt of the company is currently zero.

Stock grants:

On September 12, 2003, the Directors of Cubic Energy, Inc. tentatively approved of a Director and Officer compensation plan as follows: (i.) Directors of record as of June 1, 2003 would receive 24,000 restricted Cubic common shares (16,000 share per year, multiplied by 1.5 years) for years of prior service, (ii.) the President/CEO of Cubic would receive 45,000 restricted Cubic common shares (30,000 share per year, multiplied by 1.5 years) for years of prior service, (iii.) the Secretary of Cubic would receive 22,500 restricted Cubic common shares (15,000 shares per year, multiplied by 1.5 years) for prior years of service, (iv.) going forward, Directors would receive 16,000 restricted Cubic common shares per year of service, (v.) going forward, the President/CEO would receive 30,000 restricted Cubic common shares per year of service, (vi.) going forward, the Secretary would receive 15,000 restricted Cubic common shares per year of service, (vii.) Audit Committee members would receive 10,000 restricted Cubic common shares per audit, and, (viii.) any Compensation Committee member, should one be formed, would receive 3,000 restricted Cubic common shares per year of service. As of September 30, 2003, no shares had been issued pursuant to this approved compensation plan.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.", bringing suit against Clifford Kees, William Vandever, and other persons seeking a judicial determination that all grants of preferential rights in the Reagan
Sections  11 and 12 are void.  This  lawsuit  was filed on April 26,  1999.  All
Section 11 preferential rights were returned to the Company on or about January 2002. However, Clifford Kees was to retain his 1% overriding royalty interest in these Reagan Lease Sections.

Clifford Kees then moved to trial against on the claim of attorney fees owed to him for the prosecution of this lawsuit. The trial was heard on September 25, 2002, with Kees requesting in excess of $200,000.00 in attorney fees and costs. In June of 2003 the Court re-opened the trial as to attorney fees and costs to allow Kees to put on additional evidence, and such trial was convened on June 19, 2003.

On July 15, 2003 the Court entered a Judgment in favor of Kees and against the Company for approximately $112,000.00. The Company believes the Judgment should not stand and is in the process of appealing the Judgment. Should the Judgment stand, it could have a material adverse effect on the cash position of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CUBIC ENERGY, INC.
                                             (Registrant)


Date: November 13, 2003                      /s/ Calvin A. Wallen, III
                                             -----------------------------------
                                             Calvin A. Wallen, III, President
                                             (Principal Executive, Financial and
                                             Accounting Officer)