Form 10QSB
period 2003-12-31
CUBIC ENERGY INC
filed 2004-02-09
CIK 319156

_
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              [X] Quarterly Export under Section 13 or 15(d) of The
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2003

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Common Stock                    Outstanding at December 31, 2003
          --------------                    --------------------------------
          $.05 par value                             31,296,829

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               CUBIC ENERGY, INC.

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

         Independent Accountant's Report.......................................1

         Condensed Balance Sheets
         As of December 31, 2003 (unaudited) and June 30, 2003...............2,3

         Condensed Statements of Operations, (unaudited)
         For the three months ended December 31, 2003 and 2002.................4

         Condensed Statements of Operations, (unaudited)
         For the six months ended December 31, 2003 and 2002...................5

         Condensed Statements of Cash Flows, (unaudited)
         For the six months ended December 31, 2003 and 2002...................6

         Notes to Condensed Financial Statements...........................7,8,9

ITEM 2. Management's Discussion and Analysis..................................10

ITEM 3.  Control and Procedures...............................................10


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................11

ITEM 6.  Exhibits and Reports on Form 8-K.....................................11


SIGNATURES....................................................................12

                          PART I. FINANCIAL INFORMATION

                         INDEPENDENT ACCOUNTANTS' REPORT


The Stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheet as of December 31, 2003, and the related condensed statements of income, and of cash flows of Cubic Energy, Inc. for the three-month and six-month periods ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


Dallas, Texas
February 4, 2004


ITEM 1. FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                    (Unaudited)
                                                 December 31, 2003     June 30, 2003
                                                 -----------------   -----------------
Current assets:
  Cash and cash equivalents                      $         166,402   $         117,450
  Accounts receivable                                       71,234              58,130
                                                 -----------------   -----------------
Total current assets                             $         237,636   $         175,580


Property and equipment (at cost):
  Oil and gas properties, full cost method:
    Proved properties (including wells and
    related equipment and facilities)            $       1,537,625   $       1,537,625
  Office and other equipment                                   910                 910
                                                 -----------------   -----------------
                                                 $       1,538,535   $       1,538,535
Less accumulated depreciation, depletion
  and amortization                                       1,058,956           1,000,114
                                                 -----------------   -----------------
                                                           479,579             538,421

TOTAL ASSETS                                     $         717,215   $         714,001
                                                 =================   =================
































            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            (Unaudited)
                                         December 31, 2003      June 30, 2003
                                         -----------------    -----------------

Current liabilities:
  Accounts payable and accrued expenses  $         121,372    $         116,039
  Due to affiliates                                  2,448                  179
                                         -----------------    -----------------
Total current liabilities                $         123,820    $         116,218

Non-current liabilities:
  Deferred income taxes                                  0                    0

Commitments and contingencies

Stockholders' equity:

  Preferred stock - $.01 par value,
    authorized 10,000,000 shares,
    issued: none                         $               0    $               0

  Common stock - $.05 par value,
    Authorized 50,000,000 shares,
    issued 31,296,829 shares at
    December 31, 2003 and 31,180,329
    shares at June 30, 2003                      1,564,842            1,559,017

  Additional paid-in capital                     8,910,468            8,892,992

  Accumulated deficit                           (9,881,915)          (9,854,226)
                                         -----------------    -----------------

Stockholders' equity                               593,395              597,783
                                         -----------------    -----------------

                                         $         717,215    $         714,001
                                         =================    =================



















            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the Three         For the Three
                                                  Months Ended         Months Ended
                                               December 31, 2003    December 31, 2002
                                               -----------------    -----------------
Revenue:
  Oil and gas sales                            $          93,736    $          79,141
                                               -----------------    -----------------

Total revenue                                  $          93,736    $          79,141
                                               -----------------    -----------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                          $          36,049    $          52,449
  Selling, general and
    administrative expenses                               56,932               85,034
  Depreciation, depletion and
    amortization                                          29,606               20,325
                                               -----------------    -----------------

Total costs and expenses                       $         122,587    $         157,808
                                               -----------------    -----------------

Operating income (loss)                        $         (28,851)   $         (78,667)
                                               -----------------    -----------------

Non-operating income (expense):
  Gain (loss) on sales of securities           $               0    $               0
  Other income                                                 0                    0
  Interest expense                                             0                    0
  Interest income                                              0                    0
                                               -----------------    -----------------

Total non-operating income (expense)           $               0    $               0
                                               -----------------    -----------------

Income (loss) before taxes:                    $         (28,851)   $         (78,667)

Provision for (benefit of) income taxes                        0                    0
                                               -----------------    -----------------

Net income (loss)                              $         (28,851)   $         (78,667)
                                               =================    =================

Net gain (loss) per common share
- basic and diluted                            $          (0.001)   $          (0.003)
                                               =================    =================

Weighted average common shares outstanding
- basic and diluted                                   31,251,242           31,180,329
                                               =================    =================











            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the six         For the six
                                                 Months Ended         Months Ended
                                              December 31, 2003    December 31, 2002
                                              -----------------    -----------------
Revenues:
  Oil and gas sales                           $         198,158    $         153,743
                                              -----------------    -----------------

Total revenues                                $         198,158    $         153,743
                                              -----------------    -----------------

Costs and expenses:
  Oil and gas production, operating and
  development costs                           $          71,717    $          86,993
  Selling, general and
  administrative expenses                                95,287              133,960
  Depreciation, depletion and
  amortization                                           58,842               42,871
                                              -----------------    -----------------

Total costs and expenses                      $         225,846    $         263,824
                                              -----------------    -----------------

Operating income (loss)                       $         (27,688)   $        (110,081)
                                              -----------------    -----------------

Non-operating income (expense):
  Gain (loss) on sales of securities          $               0    $               0
  Other income                                                0                    0
  Interest expense                                            0                    0
  Interest income                                             0                    0
                                              -----------------    -----------------

Total non-operating income (expense)          $               0    $               0
                                              -----------------    -----------------

Income (loss) before taxes:                   $         (27,688)   $        (110,081)

Provision for (benefit of) income taxes                       0                    0
                                              -----------------    -----------------

Net income (loss)                             $         (27,688)   $        (110,081)
                                              =================    =================

Net gain (loss) per common share
- basic and diluted                           $          (0.001)   $          (0.004)
                                              =================    =================

Weighted average common shares outstanding
- basic and diluted                                  31,215,786           31,180,329
                                              =================    =================











            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        For the six          For the six
                                                        Months Ended         Months Ended
                                                     December 31, 2003    December 31, 2002
                                                     -----------------    -----------------
Cash flows from operating activities:
Net income (loss)                                    $         (27,688)   $        (110,081)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
  Depreciation, depletion and amortization                      58,842               42,871
Net change in assets and liabilities:
  (Increase) decrease in accounts receivable                   (13,104)              (9,749)
  Increase (decrease) in loan from affiliate                     2,269               (8,033)
  Increase (decrease) in accounts payable and
    Accrued liabilities                                          5,333              (21,442)
  Increase (decrease) in deferred taxes                              0                    0
                                                     -----------------    -----------------
Net cash provided (used) by operating activities     $          25,652    $        (106,434)
                                                     -----------------    -----------------


Cash flows from investing activities:
Acquisition of oil & gas properties                  $               0    $               0
                                                     -----------------    -----------------
Net cash provided (used) by investing activities     $               0    $               0
                                                     -----------------    -----------------


Cash flows from financing activities:
Affiliate loan                                       $               0    $               0
Changes in common stock                              $           5,825    $               0
Paid in Capital                                      $          17,475    $               0
                                                     -----------------    -----------------
Net cash provided (used) by financing activities     $          23,300    $               0
                                                     -----------------    -----------------


Net increase (decrease) in cash and
    cash equivalents                                 $          48,952    $        (106,434)
                                                     -----------------    -----------------

Cash at beginning of period                                    117,450              169,334
                                                     -----------------    -----------------

Cash at end of period                                $         166,402    $          62,900
                                                     =================    =================











            See accompanying notes to condensed financial statements

                               CUBIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2003, Form 10-KSB and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of December 31, 2003, and for the three-month and six-month periods ended December 31, 2003, and 2002, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the periods.

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

Stock grants:

On September 12, 2003, the Directors of Cubic tentatively approved of a Director and Officer compensation plan as follows: (i.) Directors of record as of June 1, 2003 would receive 24,000 restricted Cubic common shares (16,000 shares per year, multiplied by 1.5 years) for years of prior service, (ii.) the President/CEO of Cubic would receive 45,000 restricted Cubic common shares (30,000 share per year, multiplied by 1.5 years) for years of prior service, (iii.) the Secretary of Cubic would receive 22,500 restricted Cubic common shares (15,000 shares per year, multiplied by 1.5 years) for prior years of service, (iv.) going forward, Directors would receive 16,000 restricted Cubic common shares per year of service, (v.) going forward, the President/CEO would receive 30,000 restricted Cubic common shares per year of service, (vi.) going forward, the Secretary would receive 15,000 restricted Cubic common shares per year of service, (vii.) Audit Committee members would receive 10,000 restricted Cubic common shares per audit, and, (viii.) any Compensation Committee member, should one be formed, would receive 3,000 restricted Cubic common shares per year of service.


On November 5, 2003, Cubic issued 116,500 common shares of stock to its Officers and Directors  pursuant to this plan.  Based on a then market price of $0.20 per share,  Cubic  recorded a  compensation  expense of  $23,300;  which  expense is
recorded  in  the  above  financial   statements  as  a  selling,   general  and
administrative expense.

Pro forma information related to stock options:

The Company accounts for its stock-based  employee  compensation plans under the recognition  and  measurement  principles of APB Opinion No. 25,  Accounting for
Stock Issued to Employees, and related interpretations.  No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an  exercise  price at least  equal to the  market  of the  underlying common  stock on the date of the grant.  The  following  table  illustrates  the effect on net income and  earnings per share if the company had applied the fair
value  recognition   provisions  of  FASB  Statement  No.  123,  Accounting  for
Stock-Based Compensation, to stock-based employee compensation.

                                                           3 Months Ended                6 Months Ended
                                                             December 31,                  December 31,
                                                         2003           2002           2003           2002
                                                     -----------    -----------    -----------    -----------
Net earnings (loss), as reported                     $   (28,851)   $   (78,667)   $   (27,688)   $  (110,081)


Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of tax effect                       (8,866)       (13,691)       (17,732)       (27,382)
                                                     -----------    -----------    -----------    -----------



Pro forma net income (loss)                          $   (37,717)   $   (92,358)   $   (45,420)   $  (137,463)
                                                     ===========    ===========    ===========    ===========



Earnings (loss) per common share:
   Basic - as  reported                              $      --      $      --      $      --      $      --
   Basic - pro forma                                 $      --      $      --      $      --      $      --

  Diluted - as reported                              $       n/a    $       n/a    $       n/a    $       n/a
   Diluted - pro forma                               $       n/a    $       n/a    $       n/a    $       n/a



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations:

Three Months Ended December 31, 2003 Compared To
Three Months Ended December 31, 2002
Gross Revenues for the three months ended December 31, 2003 increased from $79,141 at December 31, 2002 to $93,736 at December 31, 2003 due to higher natural gas prices.

Oil and Gas Production, Operating and Development Costs decreased from $52,449 (66% of oil and gas sales) at December 31, 2002 to $36,049 (38% of oil and gas sales) at December 31, 2003.

Operating Income increased from a loss of $78,667 at December 31, 2002 to a loss of $28,851 at December 31, 2003 due to higher natural gas prices, reduced lease operating expense, and reduced general & administrative costs.

Six Months Ended December 31, 2003 Compared To
Six Months Ended December 31, 2002
Gross Revenues for the six months ended December 31, 2003 increased from $153,743 at December 31, 2002 to $198,158 at December 31, 2003 due to higher natural gas prices.

Oil and Gas Production, Operating and Development Costs decreased from $86,993 (57% of oil and gas sales) at December 31, 2002 to $71,717 (36% of oil and gas sales) at December 31, 2003.

Operating Income increased from a loss of $110,081 at December 31, 2002 to a loss of $27,688 at December 31, 2003 due to higher natural gas prices, reduced lease operating expense, and reduced general & administrative costs.

Liquidity and Capital Resources:
Long-term debt of the company is currently zero.

ITEM 3.    CONTROLS AND PROCEDURES

Our principal executive and financial officer has concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-QSB, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principle executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al.", bringing suit against Clifford Kees, William Vandever, and other persons seeking a judicial determination that all grants of preferential rights in the Reagan
Sections  11 and 12 are void,  This  lawsuit  was filed on April 26,  1999.  All
Section 11 preferential rights were returned to the Company on or about January 2002. However, Clifford Kees was to retain his 1% overriding royalty interest in these Reagan Lease Sections.

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

On July 15, 2003 the Court entered a Judgment in favor of Kees and against the Company for approximately $112,000.00. The Company believes the Judgment should not stand and is in process of appealing the Judgment. Should the Judgment stand, it could have a material adverse effect on the cash position of the Company.


ITEM 6. Exhibits and Reports on Form 8-K
         (a).     Exhibits
                  31.1     Rule 13a-14(a)/15d-14(a) Certification
                  32.1     Section 1350 Certification
         (b).     Reports On Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CUBIC ENERGY, INC.
                                             (Registrant)


Date: February 6, 2004                        /s/ Calvin A. Wallen, III
                                             -----------------------------------
                                             Calvin A. Wallen, III, President
                                             (Principal Executive, Financial and
                                             Accounting Officer)