Form 10QSB
period 2004-03-31
CUBIC ENERGY INC
filed 2004-05-11
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Export under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2004

                          Commission File Number 0-9355

                               CUBIC ENERGY, INC.
             (Exact name of registrant as specified in its charter)

           Texas                                         87-0352095
(State or other jurisdiction                   (IRS Employer Identification No.)
      of incorporation)
                                 9870 Plano Road
                                Dallas, TX 75238
                    (Address of principal executive offices)

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Common Stock                     Outstanding at March 31, 2004
          --------------                    -----------------------------
          $.05 par value                             31,451,829

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               CUBIC ENERGY, INC.

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

         Independent Accountant's Report.......................................1

         Condensed Balance Sheets
         As of March 31, 2004 (unaudited) and June 30, 2003..................2,3

         Condensed Statements of Operations, (unaudited)
         For the three months ended March 31, 2004 and 2003....................4

         Condensed Statements of Operations, (unaudited)
         For the nine months ended March 31, 2004 and 2003.....................5

         Condensed Statements of Cash Flows, (unaudited)
         For the nine months ended March 31, 2004 and 2003.....................6

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


SIGNATURES....................................................................12

                          PART I. FINANCIAL INFORMATION

                         INDEPENDENT ACCOUNTANTS' REPORT


The Stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheet as of March 31, 2004, and the related condensed statements of income, and of cash flows of Cubic Energy, Inc. for the three-month and nine-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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


Dallas, Texas
April 28, 2004

ITEM 1. FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                (Unaudited)
                                               March 31, 2004      June 30, 2003
                                               --------------     --------------

Current assets:
  Cash and cash equivalents                    $      178,387     $      117,450
  Accounts receivable                                  84,223             58,130
                                               --------------     --------------
Total current assets                           $      262,610     $      175,580


Property and equipment (at cost):

  Oil and gas properties, full cost method:
    Proved properties (including wells and
    related equipment and facilities)          $    1,537,625     $    1,537,625
  Office and other equipment                              910                910
                                               --------------     --------------
                                               $    1,538,535     $    1,538,535
Less accumulated depreciation, depletion
  and amortization                                  1,089,278          1,000,114
                                               --------------     --------------
                                                      449,257            538,421

TOTAL ASSETS                                   $      711,867     $      714,001
                                               ==============     ==============































            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               (Unaudited)
                                              March 31, 2004      June 30, 2003
                                              --------------     --------------

Current liabilities:
  Accounts payable and accrued expenses       $      130,995     $      116,039
  Due to affiliates                                        0                179
                                              --------------     --------------
Total current liabilities                     $      130,995     $      116,218

Non-current liabilities:
  Deferred income taxes                                    0                  0

Commitments and contingencies

Stockholders' equity:

  Preferred stock - $.01 par value,
    authorized 10,000,000 shares,
    issued: none                              $            0     $            0

  Common stock - $.05 par value,
    Authorized 50,000,000 shares,
    issued 31,451,829 shares at
    March 31, 2004 and 31,180,329
    shares at June 30, 2003                        1,572,592          1,559,017

  Additional paid-in capital                       8,972,468          8,892,992

  Accumulated deficit                             (9,964,188)        (9,854,226)
                                              --------------     --------------

Stockholders' equity                                 580,872            597,783
                                              --------------     --------------

                                              $      711,867     $      714,001
                                              ==============     ==============



















            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the Three     For the Three
                                                 Months Ended      Months Ended
                                                March 31, 2004    March 31, 2003
                                                --------------    --------------

Revenue:
  Oil and gas sales                             $      114,734    $       97,903
                                                --------------    --------------

Total revenue                                   $      114,734    $       97,903
                                                --------------    --------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                           $       51,879    $       46,044
  Selling, general and
    administrative expenses                            114,807            14,324
  Depreciation, depletion and
    amortization                                        30,322            12,640
                                                --------------    --------------

Total costs and expenses                        $      197,008    $       73,008
                                                --------------    --------------

Operating income (loss)                         $      (82,274)   $       24,895
                                                --------------    --------------

Non-operating income (expense):
  Gain (loss) on sales of securities            $            0    $            0
  Other income                                               0                 0
  Interest expense                                           0                 0
  Interest income                                            0                 0
                                                --------------    --------------

Total non-operating income (expense)            $            0    $            0
                                                --------------    --------------

Income (loss) before taxes:                     $      (82,274)   $       24,895

Provision for (benefit of) income taxes                      0                 0
                                                --------------    --------------

Net income (loss)                               $      (82,274)   $       24,895
                                                ==============    ==============

Net gain (loss) per common share
- basic and diluted                             $        (0.00)   $         0.00
                                                ==============    ==============

Weighted average common shares outstanding
- basic and diluted                                 31,383,697        31,180,329
                                                ==============    ==============











            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the nine      For the nine
                                                Months Ended      Months Ended
                                               March 31, 2004    March 31, 2003
                                               --------------    --------------

Revenues:
  Oil and gas sales                            $      312,893    $      251,646
                                               --------------    --------------

Total revenues                                 $      312,893    $      251,646
                                               --------------    --------------

Costs and expenses:
  Oil and gas production, operating and
  development costs                            $      123,597    $      133,037
  Selling, general and
  administrative expenses                             210,094           148,284
  Depreciation, depletion and
  amortization                                         89,164            55,511
                                               --------------    --------------

Total costs and expenses                       $      422,855    $      336,832
                                               --------------    --------------

Operating income (loss)                        $     (109,962)   $      (85,186)
                                               --------------    --------------

Non-operating income (expense):
  Gain (loss) on sales of securities           $            0    $            0
  Other income                                              0                 0
  Interest expense                                          0                 0
  Interest income                                           0                 0
                                               --------------    --------------

Total non-operating income (expense)           $            0    $            0
                                               --------------    --------------

Income (loss) before taxes:                    $     (109,962)   $      (85,186)

Provision for (benefit of) income taxes                     0                 0
                                               --------------    --------------

Net income (loss)                              $     (109,962)   $      (85,186)
                                               ==============    ==============

Net gain (loss) per common share
- basic and diluted                            $        (0.00)   $        (0.00)
                                               ==============    ==============

Weighted average common shares outstanding
- basic and diluted                                31,271,349        31,180,329
                                               ==============    ==============











            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the nine      For the nine
                                                         Months Ended      Months Ended
                                                        March 31, 2004    March 31, 2003
                                                        --------------    --------------
Cash flows from operating activities:
Net income (loss)                                       $     (109,962)   $      (85,186)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
  Depreciation, depletion and amortization                      89,164            55,511
  Stock Grant Expense                                           93,050                 0
Net change in assets and liabilities:
  (Increase) decrease in accounts receivable                   (26,093)          (32,659)
  Increase (decrease) in loan from affiliate                      (178)           (9,110)
  Increase (decrease) in accounts payable and
    Accrued liabilities                                         14,956           (34,163)
  Increase (decrease) in deferred taxes                              0                 0
                                                        --------------    --------------
Net cash provided (used) by operating activities        $       60,937    $     (105,607)
                                                        --------------    --------------


Cash flows from investing activities:
Acquisition of oil & gas properties                     $            0    $            0
                                                        --------------    --------------
Net cash provided (used) by investing activities        $            0    $            0
                                                        --------------    --------------


Cash flows from financing activities:
Affiliate loan                                          $            0    $            0
Changes in common stock                                 $            0    $            0
Paid in Capital                                         $            0    $            0
                                                        --------------    --------------
Net cash provided (used) by financing activities        $            0    $            0
                                                        --------------    --------------


Net increase (decrease) in cash and
    cash equivalents                                    $       60,937    $     (105,607)
                                                        --------------    --------------

Cash at beginning of period                                    117,450           169,334
                                                        --------------    --------------

Cash at end of period                                   $      178,387    $       63,727
                                                        ==============    ==============











            See accompanying notes to condensed financial statements

                               CUBIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2003, Form 10-KSB and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of March 31, 2004, and for the three-month and nine-month periods ended March 31, 2004, and 2003, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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


On November 5, 2003 Cubic issued  116,500 common shares of stock to its Officers and Directors  pursuant to this plan.  Based on a then market price of $0.20 per share,  Cubic  recorded a  compensation  expense of  $23,300;  which  expense is
recorded  in  the  above  financial   statements  as  a  selling,   general  and
administrative expense.

On February 9, 2004, Cubic issued 155,000 common shares of stock to its Officers and Directors pursuant to this plan, for service during the current fiscal year.
Based on a then market price of $0.45 per share, Cubic recorded a compensation expense of $69,750; which expense is recorded in the above financial statements as a selling, general and administrative expense.

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

                                                      3 Months Ended            9 Months Ended
                                                         March 31,                 March 31,
                                                     2004         2003         2004         2003
                                                   ---------    ---------    ---------    ---------

Net earnings (loss), as reported                   $ (82,274)   $  24,895    $(109,962)   $ (85,186)


Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of tax effect                     (8,866)     (13,691)     (26,598)     (41,073)
                                                   ---------    ---------    ---------    ---------



Pro forma net income (loss)                        $ (91,140)   $  11,204    $(136,560)   $(126,259)
                                                   ---------    ---------    ---------    ---------

Earnings (loss) per common share:
   Basic - as reported                             $    --      $    --      $    --      $    --
   Basic - pro forma                               $    --      $    --      $    --      $    --

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations:

Three Months Ended March 31, 2004 Compared To
Three Months Ended March 31, 2003
Gross Revenues for the three months ended March 31, 2004 increased from $97,903 at March 31, 2003 to $114,734 at March 31, 2004 due to higher natural gas prices and increased gas production.

Oil and Gas Production, Operating and Development Costs increased from $46,044 (47% of oil and gas sales) at March 31, 2003 to $51,879 (45% of oil and gas sales) at March 31, 2004.

Operating Income decreased from $24,895 at March 31, 2003 to a loss of $82,274 at March 31, 2004 due to increased general & administrative costs and increased depreciation expense. The increased G&A cost is due to the non-cash expense of stock issued to Cubic Officers and Directors.

Nine Months Ended March 31, 2004 Compared To
Nine Months Ended March 31, 2003
Gross Revenues for the nine months ended March 31, 2004 increased from $251,646 at March 31, 2003 to $312,893 at March 31, 2004 due to higher natural gas prices and increased gas production.

Oil and Gas Production, Operating and Development Costs decreased from $133,037 (53% of oil and gas sales) at March 31, 2003 to $123,597 (40% of oil and gas sales) at March 31, 2004.

Operating Income decreased from a loss of $85,186 at March 31, 2003 to a loss of $109,962 at March 31, 2004 due to increased general and administrative costs. The increased G&A cost is due to the non-cash expense of stock issued to Cubic Officers and Directors.

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


                                             CUBIC ENERGY, INC.
                                             ------------------
                                             (Registrant)


Date: May 11, 2004                           /s/ Calvin A. Wallen, III
                                             -----------------------------------
                                             Calvin A. Wallen, III, President
                                             (Principal Executive, Financial and
                                             Accounting Officer)