Form 10KSB
period 2004-06-30
CUBIC ENERGY INC
filed 2004-09-28
CIK 319156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT

                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004
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

                                       [ ]

As of June 30, 2004, the registrant had outstanding 31,451,826 shares of common stock, $.05 par value ("Common Stock"), which is registrant's only class of common stock. The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and ask price and shares outstanding, was approximately $5,991,586 as of September 1, 2004. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant's revenues for the fiscal year ended June 30, 2004 were $417,181.

Transitional Small Business Disclosure Format:  Yes    No X
                                                   ---   ---

                               CUBIC ENERGY, INC.
                          TABLE OF CONTENTSDESCRIPTION


                                     PART I


Item                                                                        Page
----                                                                        ----

ITEM 1. Description of Business and Properties                                 5
GENERAL........................................................................5
DESCRIPTION OF BUSINESS........................................................5
RESTATEMENT OF FINANCIAL RESULTS...............................................7
PRINCIPAL OIL AND GAS PROPERTIES...............................................7
MARKETING OF PRODUCTION........................................................8
OIL AND GAS RESERVES...........................................................9
NET PRODUCTION, SALES PRICES AND COSTS........................................10
PRODUCTIVE WELLS AND ACREAGE..................................................11
ITEM 4. Submission of Matters to a Vote of Security Holders                   28
ITEM 5. Market for Registrant's Common Equity and Related Stockholder
Matters                                                                       28
ITEM 6. Management's Discussion and Analysis or Plan of Operations            29
RESULTS OF OPERATIONS                                                         30
COMPARISON OF FISCAL 2004 TO FISCAL 2003 REVENUES.............................30
LIQUIDITY AND CAPITAL RESOURCES...............................................30
ITEM 7. FINANCIAL STATEMENTS                                                  32
ITEM 9. Directors, Executive Officers, Promoters and Control Persons of
the Registrant; Compliance With Section 16(A) of the Exchange Act............ 33
The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion
NO. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market of the underlying common stock on the date of the grant.  34
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.............................35
ITEM 10. Executive Compensation                                               35
The Company Accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion
No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market of the underlying common  stock on the date of the grant. 36
ITEM 11. Security Ownership of Certain Beneficial Owners and Management       36
item 13. Exhibits, Financial Statement Schedules and Reports On Form 8-K 39 the following documents are filed as part of this report commencing on page F-1:..................................................................39

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

                               Cubic Energy, Inc.

                                     PART I

ITEM 1. Description of Business and Properties

GENERAL

Cubic Energy, Inc. is an independent energy company engaged in the development and production of, and exploration for, crude oil and natural gas. Our oil and gas assets are concentrated principally in Texas and Louisiana. At June 30, 2004, our total proved reserves were 51,850 BOE.

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

We also took decisive steps in addressing various accounting issues and, in accordance with generally accepted accounting principles, took significant write-downs of our assets prior to our fiscal year end of June 30, 1999, which directly impacted our net income. The Company recorded a net loss in fiscal 1999 of $515,933 due largely to depletion and lease operating expense. In addition, our management requested our prior auditor to provide the Company with restated audited financial statements for the fiscal year ending June 30, 1998 to accurately reflect the condition of the Company.

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

RESTATEMENT OF FINANCIAL RESULTS

Subsequent to the issuance of our financial statements for the fiscal year ended June 30, 1999 and prior to the issuance of our financial statements for the fiscal year ended June 30, 1998, our new Board of Directors determined that the prior management of the Company (i.e., our management prior to the December 1997 Stock Purchase Agreement) had included assets consisting of oil and gas properties on our financial statements after the oil and gas properties had already been sold or transferred by the Company prior to the periods covered by the 1996 and 1997 financial statements. Upon examination, the Board of Directors and new management of the Company determined that certain assets were improperly included on our financial statements for prior periods and were inappropriately included in calculations of assets, depletion deductions and net income in our balance sheets and statements of operations. As a result, the financial statements as of June 30, 1998 and for the year ended, presented the restated accumulated deficit at June 30, 1999 of $2,430,936 and a restated net loss for the year ended June 30, 1999 of $515,933.

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

PRINCIPAL OIL AND GAS PROPERTIES

The following table summarizes certain information with respect to our principal areas of operation at June 30, 2004.

                                                 Percent          Present
                       Oil          Gas         of Proved          Value
         Areas        (Bbl)        (Mcf)        Reserves        (Disc @ 10%)
         -----        -----        -----        ---------       ------------

         Texas         0          311,098           100%          $731,913
         -----------------------------------------------------------------------
         Total          0         311,098           100%          $731,913


Our Texas properties are situated in Palo Pinto, Parker, Eastland and Callahan Counties. At June 30, 2004, the Texas properties contained 100% of our proved reserves, which represented 100% of our Present Value of total proved reserves. The Texas properties consist primarily of wells acquired by the Company in several transactions between 1991 and 2002 and through overriding royalty interests reserved in farm-out agreements in 1998 and 1999.

In June 1998, we agreed to a farm-out agreement with Cummings Company, reserving an overriding royalty interest. As of June 30, 2000, Cummings had completed its drilling program on the farmed out interest and completed four wells, the Reagan 11-1, Reagan 11-2, Reagan 11-3 and the Reagan 11-4.

Our net production for the fiscal year ending June 30, 2004 for the Texas wells averaged approximately 196 Mcf of natural gas per day and 1 barrel of oil per day.

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

We are currently focusing our domestic exploration activities to develop our undeveloped leasehold opportunities in Louisiana, Texas, and New Mexico. Currently we have development opportunities in and will acquire additional leasehold interests in Allen, Caddo, Desoto, Evangeline, Sabine, Natchitoches, Rapides Parishes, Louisiana, in Limestone, Navarro, Red River, Henderson Counties, Texas and in Chaves County, New Mexico. These areas are a part of geologic studies utilizing regional trend surface analysis, 2-D and 3-D seismic data, AVO analysis and/or vast sub-surface control. Additionally over 2,240 miles of aeor-magnetics has been acquisitioned over several large Texas areas and is under final analysis for basement structural mapping. Prospects have been developed from 4,000-17,500 feet in depth in the Paluxy, Frio, Wilcox, Smackover, Bradley, Canyon, Rodessa and James formations.

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

We believe we would be able to locate alternate purchasers in the event of the loss of any one of these purchasers, and that any such loss would not have a material adverse effect on our financial condition or results of operations. Revenue from the sale of natural gas totaled $399,045 for the fiscal year ended June 30, 2004 and represented 96% of our total oil and gas revenues for that fiscal year.

Price Considerations

Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil ("NYMEX-WTI"). The average crude oil price per Bbl received by us in fiscal year 2004 was $32.16.

Natural gas prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBTU for natural gas delivered at Henry Hub, Louisiana established on the NYMEX ("NYMEX-Henry Hub"). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2004 was $5.55.

OIL AND GAS RESERVES

The following tables set forth the proved developed and undeveloped reserves at June 30, 2004, the estimated future net revenues from such proved reserves and the Present Value and Standardized Measure of Discounted Future Net Cash Flows attributable to our reserves at June 30, 2003, 2002 and 2001:

                                                                           10%
Category             Oil (Bbls)   Gas (Mcf)   Total (Mcfe)    Income    Discount
                     ----------   ---------   ------------    ------    --------

Proved Producing         0         311,098      311,098      $975,468   $731,913
Proved Undeveloped       0               0            0            $0         $0

                                                        AT JUNE 30,
                                          --------------------------------------
                                             2004          2003          2002

Proved reserves:
     Oil (Bbl) .......................             0             0             0
     Gas (Mcf) .......................       311,098       330,409       564,000
BOE ..................................        51,850        55,068        94,045
Estimated future net revenues
         (before income tax) .........    $  975,468    $1,098,147    $1,060,369
     Standardized Measure(1) .........    $  731,913    $  798,381    $ ,657,668
Proved developed reserves:
     Oil (Bbl) .......................             0             0             0
     Gas (Mcf) .......................       311,098       330,409       564,000
BOE ..................................        51,850        55,068        94,045
Estimated future net revenues
         (before income tax) .........    $  975,468    $1,098,147    $1,060,369
Present Value ........................    $  731,913    $  798,381    $  657,668
Standardized Measure (1) .............    $  731,913    $  798,381    $  657,668
Weighted average sales prices:
     Oil (per Bbl) ...................    $    32.16    $    26.20    $    24.18
     Gas (per Mcf) ...................    $     5.55    $     4.91    $     3.09

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

NET PRODUCTION, SALES PRICES AND COSTS

The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by us for the period ended June 30, 2004.

                                                   YEAR ENDED        YEAR ENDED
                                                 JUNE 30, 2004     JUNE 30, 2003
                                                 -------------     -------------
PRODUCTION VOLUMES:
       Oil (Bbl) .............................             562               298
       Gas (Mcf) .............................          71,804            71,054

WEIGHTED AVERAGE SALES PRICES:
       Oil (per Bbl) .........................   $       32.16     $       26.20
       Gas (per Mcf) .........................   $        5.55     $        4.91

SELECTED EXPENSES PER BOE:
       Lease operating .......................   $       14.88     $       13.78
       Depreciation, depletion and
       Amortization ..........................   $        8.36     $        9.82
       General and administrative ............   $       19.16     $       14.43

PRODUCTIVE WELLS AND ACREAGE

Productive Wells

The following table sets forth our domestic productive wells at June 30, 2004:

                 OIL                       GAS                      TOTAL
         --------------------      -------------------       -------------------

         Gross           Net       Gross           Net       Gross           Net
         -----           ---       -----           ---       -----           ---
             0             0       14              12.9         14          12.9

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage at June 30, 2004. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

             Undeveloped                Developed                   TOTAL
         --------------------      -------------------       -------------------

         Gross           Net       Gross           Net       Gross           Net
         -----           ---       -----           ---       -----           ---
             0             0         930           891         930           891

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

OPERATIONS

Although in the past we have not been the operator of our wells, in the future we generally intend to seek to be named operator for wells in which we acquire a significant interest or will appoint an operator on our behalf. As is common in the industry, this typically occurs only when we own the major portion of the working interest in a particular well or field. At June 30, 2004, third parties operated our wells under specific agreements.

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

Limited Operating History; Capital Intensive Business; Need for Additional Funds

From its inception through December 1997, the Company was engaged principally in non-operating activities. While the Company's new management has extensive experience in oil and gas exploration and operating activities, the Company has had very limited experience in these operations. The Company's business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand the Company's oil and gas field operations and purchase equipment. At June 30, 2004, the Company had working capital of $143,032. As a result of the Company's determination to operate in the future, the Company's working capital requirements may be expected to increase significantly over prior periods. The Company anticipates that it will be able to meet its cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no commitments to obtain any additional debt or equity financing and there can be no assurance that additional funds will be available, when required, on terms favorable to the Company. Any future issuances of equity securities would likely result in dilution to the Company's then existing shareholders while the incurring of additional indebtedness would result in increased interest expense and debt service changes. See "Management's Discussion and Analysis or Plan of Operations."

History of Losses

The Company incurred losses before income tax provisions of $114,116 and $217,121 for the fiscal years ended June 30, 2004 and 2003, respectively. The Company's accumulated deficit as of June 30, 2004 was $9,968,342. The Company does not have a bank line of credit. The Company has funded its operating losses, acquisitions and expansion costs primarily through a combination of private offerings of convertible debt, exempt transactions, equity securities and proceeds from the exercise of warrants. The success of the Company in obtaining the necessary capital resources to fund future costs associated with its operations and expansion plans is dependent upon the Company's ability to:
(i) increase revenues through acquisitions and recovery of the Company's proved producing and proved developed non-producing oil and gas reserves; (ii) maintain effective cost controls at the corporate administrative office and in field operations; and (iii) obtain the exercise of outstanding warrants. However, even if the Company achieves some success with its plans, there can be no assurance that it will be able to generate sufficient revenues to achieve significant profitable operations or fund its expansion plans. See "Management's Discussion and Analysis or Plan of Operations".

Significant Capital Expenditures Necessary for Undeveloped Properties

The vast majority of the Company's oil and gas reserves are classified as Proved Reserves. Recovery of the Company's future Proved Undeveloped Reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures of approximately $1,000,000 will be required to fully develop some of these reserves in the next twelve months. No assurance can be given that the Company's estimates of capital expenditures will prove accurate, that its financing sources will be sufficient to fully fund its planned development activities or that development activities will be either successful or in accordance with the Company's schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

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

Volatility of Oil and Gas Prices

The Company's revenues, profitability and the carrying value of its oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. The Company's ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to:
(i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond the Company's control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of the Company's production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect the Company's ability to market its production through such systems, pipelines or facilities. Substantially all of the Company's gas production is currently sold to one gas marketing firm on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during fiscal 2002, fiscal 2003 and fiscal 2004, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries
(OPEC), changes in demand from many Asian countries, current events in the Middle East, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

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

Concentration of Voting Power

The Company's executive officers, directors and their affiliates and certain 5% shareholders hold approximately 68% of the Company's outstanding shares of Common Stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over the business affairs of the Company, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

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

Title to Properties

The Company's contract land professionals have reviewed title records or other title review materials relating to substantially all of its producing properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. The Company believes it has satisfactory title to all its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which the Company believes do not materially interfere with the use of or affect the value of such properties. At June 30, 2004, the Company's leaseholds for approximately 100% of its net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Employees

At June 30, 2004, the Company had no full time employees. In January, 2002, the Company entered into a new contract with an affiliate controlled by our

President to provide certain technical administration and management services needed to conduct its business. The terms of the contract provided for personnel to be contracted at the affiliates true cost; which is more favorable to the company than would be available from an unaffiliated third party.

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

On July 15, 2003, The Court entered a Judgment in favor of Kees and as against the Company for approximately $112,000.00. The Company believed the Judgment should not stand and appealed the Judgment. On or about, September 17, 2004, the Eastland Court Of Appeals issued its ruling, modifying the amounts owed by the Company under the Judgment to $59,000.00. The Company is weighing the options as to filing for re-Hearing or filing a Writ with the Texas Supreme Court. Should the Judgment stand, it could have a material adverse effect on the cash position of the Company.

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

ITEM 2. Description of Properties.

     See "ITEM 1. Description of Business And Properties."

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

On July 15, 2003, The Court entered a Judgment in favor of Kees and as against the Company for approximately $112,000.00. The Company believed the Judgment should not stand and appealed the Judgment. On or about, September 17, 2004, the Eastland Court Of Appeals issued its ruling, modifying the amounts owed by the Company under the Judgment to $59,000.00. The Company is weighing the options as to filing for re-Hearing or filing a Writ with the Texas Supreme Court. Should the Judgment stand, it could have a material adverse effect on the cash position of the Company.

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

On a going forward basis, the Company plans to hold its Annual Shareholder Meetings in November or December of each year.

                                     PART II


ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company is traded OTC BB, trading symbol "QBIK", with CK Cooper & Company, 18300 Von Karman, Suite 440, Irvine, California 92612, acting as the lead market maker.

At June 30, 2004, there were 31,451,835 shares of Common Stock outstanding held by approximately 870 shareholders of record.

In the fall of 1999, Roseland Oil and Gas, Inc. was merged into Cubic Energy, Inc., a Texas corporation and a wholly owned subsidiary of Roseland Oil and Gas, Inc. Under its Texas Articles of Incorporation, Cubic is authorized to issue one class of 50,000,000 common shares, par value $0.05/share and one class of 10,000,000 preferred shares, par value $0.01/share. An exchange of one common share of Roseland for one common share of Cubic was effectuated in the merger. At the time of the merger, and as of June 30, 2004, there were no preferred shares of the Company outstanding.

The following table shows, for the periods indicated, the range of high and low bid information for our common stock as reported by the Over-the-Counter Bulletin Board. Any market for our common stock should be considered sporadic, illiquid and highly volatile. Prices reflect inter-dealer quotations, without adjustment for retail markup, markdowns or commissions, and may not represent actual transactions. Our common stock's trading range during the periods indicated is as follows:

          ---------------------------- -------------- -----------------
          Fiscal Year 2003                  High             Low
          ---------------------------- -------------- -----------------
          1st quarter                          $0.52             $0.30
          ---------------------------- -------------- -----------------
          2nd quarter                          $0.49             $0.18
          ---------------------------- -------------- -----------------
          3rd quarter                          $0.75             $0.28
          ---------------------------- -------------- -----------------
          4th quarter                          $0.45             $0.25
          ---------------------------- -------------- -----------------


          ---------------------------- -------------- -----------------
          Fiscal Year 2004                 High             Low

          ---------------------------- -------------- -----------------
          1st quarter                          $0.45             $0.20
          ---------------------------- -------------- -----------------
          2nd quarter                          $0.30             $0.11
          ---------------------------- -------------- -----------------
          3rd quarter                          $1.00             $0.25
          ---------------------------- -------------- -----------------
          4th quarter                          $0.70             $0.60
          ---------------------------- -------------- -----------------

The Company does not have a written cash dividend policy, has not paid cash dividends on its common stock in the past and does not expect to pay cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6. Management's Discussion and Analysis or Plan of Operations

The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year in the two-year period ended June 30, 2004. The Company's Financial Statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

The Company's future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. We have an inventory of development drilling locations to pursue after the fiscal year ending June 30, 2004. If we are unable to economically acquire or find significant new reserves for development and exploitation, the Company's oil and gas production, and thus its revenues, would likely decline gradually as its reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The oil and gas markets have historically been very volatile, and any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations, and could result in a reduction in the carrying value of the Company's proved reserves and adversely affect its access to capital.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2004 TO FISCAL 2003 REVENUES

HISTORICALLY PRESENTED:
OIL AND GAS SALES increased 16% to $414,741 in the fiscal year ended June 30, 2004 ("fiscal 2004") from $356,635 in the fiscal year ended June 30, 2003 ("fiscal 2003"), due to higher oil and gas prices.



COSTS AND EXPENSES

HISTORICALLY PRESENTED:
PRODUCTION AND OPERATING EXPENSE increased 11% to $186,465 in the year ended June 30, 2004 ("fiscal 2004") from $167,303 in the year ended June 30, 2003 ("fiscal 2003").

HISTORICALLY PRESENTED:
DEPRECIATION, DEPLETION AND AMORTIZATION decreased 12% to $104,735 in fiscal 2004 from $119,249 in fiscal 2003. The decrease was primarily due to an increase in estimated reserves.

HISTORICALLY PRESENTED:
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("G&A") increased 37% to $240,022 in the year ended June 30, 2004 ("fiscal 2004") from $175,201 in the year ended June 30, 2003 ("fiscal 2003") because officer stock grants were expensed.

HISTORICALLY PRESENTED:
INTEREST EXPENSE increased to $75 in the year ended June 30, 2004 ("fiscal 2004") from $4 in the year ended June 30, 2003 ("fiscal 2003").

HISTORICALLY PRESENTED:
GAIN ON SALE OF ASSETS was $0 in the years ended June 30, 2004 ("fiscal 2004") and ended June 30, 2003 ("fiscal 2003") because no assets were sold in either year.

NET INCOME

HISTORICALLY PRESENTED:
Net loss decreased to reflect a loss of $114,116 in fiscal 2004 from a loss of $217,121 in fiscal 2003 as a result of higher oil and gas prices.

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

The Company had net working capital of $143,031 at June 30, 2004.

The following discussion sets forth the Company's current plans for capital expenditures in fiscal 2005, and the expected capital resources needed to finance such plans.

CAPITAL EXPENDITURES

HISTORICALLY PRESENTED:
At the present time, the Company anticipates an increase to spending on exploration and development activities during fiscal 2005 through the development of strategic alliances that will position the Company to take advantage of possible acquisition objectives that will fit into the Company's core activity areas of oil and gas production.

The Company will increase its planned activities for fiscal 2005 if product prices remain strong and if we are able to obtain the capital resources necessary to finance such activities. See "BUSINESS - DRILLING, EXPLORATION AND PRODUCTION ACTIVITIES."

WORKING CAPITAL AND CASH FLOW

HISTORICALLY PRESENTED:
During fiscal 2004, the Company generated cash flow from operating activities of $75,763.

The Company's working capital increased to $143,031 at June 30, 2004 from $59,362 at June 30, 2003, due to increased oil and gas sales which were primarily achieved by higher oil and gas prices.

CAPITAL RESOURCES

The Company cannot be certain that the funds which will be available from the completed and pending sales of assets, combined with operating cash flow, will be adequate to fund the projected capital expenditures for fiscal 2005. However, because future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company's success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities.

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

INFLATION

Although the level of inflation affects certain of the Company's costs and expenses, inflation did not have a significant effect on the Company's results of operations during fiscal 2004.

INFORMATION SYSTEMS FOR THE YEAR 2000

The Company completed implementation of a "Year 2000 Plan" in the fiscal year ended June 30, 2000; and through June 30, 2004, the Company experienced no effects of its information systems from "Y2K". Though not expected, it is still possible that "Y2K" issues could have a material effect on the operations, productivity, and profitability of the Company.



ITEM 7. FINANCIAL STATEMENTS

The  Report  of   Independent   Accountants,   Financial   Statements   and  any
supplementary financial data required by this Item are set forth on pages F1 through F23 of this Report and are incorporated herein by reference.


                                    PART III


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A.  Controls and Procedures.

Our principal executive and financial officer has concluded, based on his evaluation as of the end of the period covered by this report, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principle executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

We maintain a system of internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

None.

ITEM 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of each director and executive officer and the period during which each has served as a director of the
Company:


Directors and Executive Officers

         The following table provides information concerning each of our executive officers and directors as of June 30, 2004:

  ----------------------  --------  --------------------------  ----------------
              Name          Age        Position with Cubic       Director Since
  ----------------------  --------  --------------------------  ----------------
  Calvin A. Wallen, III     49      Chairman of the Board,
                                    President, &                      1997
                                    Chief Executive Officer
  ----------------------  --------  --------------------------  ----------------
  Jon S. Ross               40      Director, Secretary               1998
  ----------------------  --------  --------------------------  ----------------
  Gene Howard               77      Director                          1991
  ----------------------  --------  --------------------------  ----------------
  Herbert Bayer             55      Director                          2003
  ----------------------  --------  --------------------------  ----------------
  Bob Clements              62      Director                          2004
  ----------------------  --------  --------------------------  ----------------

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

         ROBERT L. CLEMENTS joined the Cubic Energy, Inc. Board Of Directors in February 0f 2004. Mr. Clements was born and raised in Texas. The culmination of Mr. Clements' education was degree in the OPM Program at Harvard Business School. Mr. Clements has been in the wholesale food and restaurant business for over thirty years, currently controlling the largest independent producer of stuffed jalapenos and corn dogs as well as two successful restaurants in the Rockwall area. Bob has served and currently serves on a variety for profit and charitable committees and Boards.

Audit Committee Financial Expert

The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. Howard, the Chairman of the Audit Committee, is the sole "audit committee financial expert" on the Audit Committee and that Mr. Howard is "independent" (as defined by SEC rules).


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

Directors are reimbursed by the Company for all travel expenses.

There are no family relationships among any of the directors or executive officers of the Company. See "Certain Relationships and Related Transactions" for a description of transactions between the Company and its directors, executive officers or their affiliates.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and holders of more than 10% of the Common Stock to file with the SEC reports of ownership changes in ownership of Common Stock. SEC regulations require those directors, executive officers, and greater than 10% shareholders to furnish the Company with copies of all Section 16(a) forms they file.

Based on the Company's review of reports, the Company believes that the directors, executive officers, and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except for (1) Herbert Bayer's inadvertent late filing of his initial Form 3 due in June 2003 and a Form 4 to report one transaction in November 2003, (2) Gene Howard's inadvertent late filing of a Form 4 to report one transaction in November 2003, (3) Calvin Wallen III's inadvertent late filing of one Forms 4 to report one transaction in November 2003 and one Form 4 to report three transactions in March 2004 and (4) Jon Stuart Ross' inadvertent late filing of a Form 4 to report one transaction in November 2003.

ITEM 10. Executive Compensation

The total cash compensation for the three fiscal years ended June 30, 2004, for Calvin A. Wallen, III, the Company's current Chief Executive Officer and Jon S. Ross, the Company's current Secretary is set forth below in the following Summary Compensation Table. No other person received cash compensation in excess of $100,000 during the fiscal year ended June 30, 2004.

SUMMARY COMPENSATION TABLE
                                           Fiscal      Annual       Other Annual
Name and Principal Position                 Year       Salary       Compensation
---------------------------                 ----       ------       ------------
Calvin A. Wallen, III, President and CEO    2004         0               0
                                            2003         0               0
                                            2002         0               0
Jon S. Ross, Secretary                      2004         0               0
                                            2003         0               0
                                            2002         0               0

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of the Company's Common Stock beneficially owned, as of June 30, 2004 by (i) each person known to the Company to beneficially own more than 5% of the Common Stock of the Company (the only class of voting securities now outstanding), (ii) each director and executive officer, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the number of shares and percentage of ownership of Common Stock for each of the stockholders set forth below assumes that shares of Common Stock that the stockholder may acquire within sixty days of June 30, 2004 are outstanding.

                                    NUMBER                        APPROXIMATE
NAME AND ADDRESS                   OF SHARES                    PERCENT OF CLASS
----------------                   ---------                    ----------------

Calvin A. Wallen, III            9,818,515 /1/                       31.2%
9870 Plano Rd.
Dallas, TX  75238

William Bruggeman               10,707,303 /2/                       34.0%
20 Anemone Circle
North Oaks, MN  55127

Gene Howard                        382,245 /3/                        1.2%
2402 East 29th St.
Tulsa, OK   74114

Jon S. Ross                        113,500                            0.4%
9870 Plano Rd.
Dallas, TX  75238

Herbert Bayer                      168,287 /4/                        0.5%
9870 Plano Rd.
Dallas, TX 75238

Robert L. Clements                 276,000                            0.9%
9870 Plano Rd.
Dallas, TX 75238

All officers and directors
as a group (5 persons):         10,758,547                           34.2%


/1/ Includes 100,000 shares held in equal amounts by each of Mr. Wallen's two children of minority, Calvin Wallen, IV and Lauren Wallen; and 1,641,216 shares held by Tauren Exploration, Inc., an entity controlled by Mr. Wallen.

/2/ Includes 500,000 shares held by Diversified Dynamics Corp., a company controlled by William Bruggeman, includes 120,000 shares owned by Consumer Products Corp. in which Mr. Bruggeman's wife Ruth is a joint owner, and includes 9,713,303 shares held jointly by William Bruggeman & Ruth Bruggeman JTWROS

/3/ Includes 322,245 shares are held by Mr. Howard's wife, Belva, of which Mr. Howard claims no beneficial ownership.

/4/  Includes 132,287 held JTWROS with his spouse

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

          31.1* -- Rule 13a-14(a)/15d-14(a) Certifications
          32.1* -- Section 1350 Certifications

         * Filed herewith.

Item 14.  Principal Accountant Fees and Services

                         July 1, 2002-June 30, 2003     Jul 1, 2003-Jun 30, 2004
                         --------------------------     ------------------------
Audit Fees                        19,700                        16,000
Audit-Related Fees                 7,750                         6,100
Tax Fees                           7,600                         2,800
Other Fees                            00                         1,750
----------                            --                         -----
Total                             35,050                        26,650

All of the audit services rendered to the Company by Philip Vogel & Co., PC were pre-approved by the Audit Committee.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 27TH DAY OF SEPTEMBER, 2004.


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


SIGNATURE                             TITLE                         DATE


/s/ Calvin A. Wallen, III     President, Chief Executive      September 27, 2004
-------------------------     Officer and Director
Calvin A. Wallen, III         (Principal Executive Financial,
                              Accounting Officer)


/s/ Jon Stuart Ross           Director, Secretary             September 27, 2004
-------------------------
Jon Stuart Ross



/s/ Gene Howard               Director                        September 27, 2004
-------------------------
Gene Howard



/s/ Herbert A. Bayer         Director                         September 27, 2004
-------------------------
Herbert A. Bayer



/s/ Robert Clements          Director                         September 27, 2004
-------------------------
Robert Clements

                               CUBIC ENERGY, INC.

                              FINANCIAL STATEMENTS
                                       and
                          INDEPENDENT AUDITORS' REPORT

                                  JUNE 30, 2004

                               CUBIC ENERGY, INC.

                              FINANCIAL STATEMENTS
                                       and
                          INDEPENDENT AUDITORS' REPORT

                                  JUNE 30, 2004







                                 C O N T E N T S

                                                                            Page

Independent Auditors' Report...............................................  1

Financial Statements:

  Balance Sheets...........................................................  2

  Statements of Operations.................................................  3

  Statements of Changes in Stockholders' Equity............................  4

  Statements of Cash Flows.................................................  5

  Notes to Financial Statements............................................ 6-20

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Cubic Energy, Inc.



We have audited the balance sheets of Cubic Energy, Inc., a Texas corporation, as of June 30, 2004 and 2003, and the related statements of operations, of changes in stockholders' equity and of cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cubic Energy, Inc. as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.



                                                    PHILIP VOGEL & CO. PC




                                                    Certified Public Accountants

Dallas, Texas

September 3, 2004

                               CUBIC ENERGY, INC.

                                 BALANCE SHEETS
                             JUNE 30, 2004 AND 2003



                                                         2004           2003
                                                     -----------    -----------
         Assets

 Current assets:
   Cash and cash equivalents                         $   193,213    $   117,450
   Accounts receivable - trade                            80,180         58,130
                                                     -----------    -----------

         Total current assets                        $   273,393    $   175,580




Property and equipment (at cost):
   Oil and gas properties, full cost method:
     Proved properties (including wells and
     related equipment and facilities)               $ 1,537,625    $ 1,537,625
   Office and other equipment                                910            910
                                                     -----------    -----------

                                                     $ 1,538,535    $ 1,538,535
   Less accumulated depreciation, depletion
     and amortization                                  1,104,849
                                                                      1,000,114
                                                     -----------    -----------
                                                         433,686        538,421
                                                     -----------    -----------

                                                     $   707,079    $   714,001
                                                     ===========    ===========












The accompanying notes are an integral part of these statements.

                                                         2004           2003
                                                     -----------    -----------

         Liabilities and stockholders' equity

Current liabilities:
  Accounts payable and accrued expenses              $   126,764    $   116,039
  Due to affiliates                                        3,598            179
                                                     -----------    -----------

       Total current liabilities                     $   130,362    $   116,218

Commitments and contingencies (Note H)

Stockholders' equity:
   Preferred stock- $.01 par value,
     authorized 10,000,000 shares,
     issued none                                     $      --      $      --
   Common stock - $.05 par value, authorized
     50,000,000 shares, issued 31,451,826
     shares in 2004 and 31,180,326 in 2003             1,572,592      1,559,017
   Additional paid-in capital                          8,972,467      8,892,992
   Accumulated deficit                                (9,968,342)    (9,854,226)
                                                     -----------    -----------
         Stockholders' equity                            576,717        597,783
                                                     -----------    -----------
                                                     $   707,079    $   714,001
                                                     ===========    ===========













The accompanying notes are an integral part of these statements.


                               CUBIC ENERGY, INC.

                            STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002


                                                          2004           2003           2002
                                                      -----------    -----------    -----------
Revenues:
   Oil and gas sales                                  $   414,741    $   356,636    $   250,716
                                                      -----------    -----------    -----------

       Total revenues                                 $   414,741    $   356,636    $   250,716
                                                      -----------    -----------    -----------

Costs and expenses:
   Oil and gas production, operating and
     development costs                                $   186,465    $   167,303    $   216,505
   Selling, general and administrative expenses           240,022        175,201        234,804
   Depreciation, depletion and amortization               104,735        119,249        317,901
   Impairment loss on oil and gas properties                 --             --        5,750,838
                                                      -----------    -----------    -----------

       Total costs and expenses                       $   531,222    $   461,753    $ 6,520,048
                                                      -----------    -----------    -----------


        Operating income (loss)                       $  (116,481)   $  (105,117)   $(6,269,332)
                                                      -----------    -----------    -----------


Non-operating income (expense):
   Legal judgment                                     $      --      $  (112,000)   $      --
   Gain on sales of securities                               --             --           26,550
   Other income                                             2,440           --              339
   Interest expense                                           (75)            (4)           (38)
   Interest income                                           --             --              548
                                                      -----------    -----------    -----------
       Total non-operating income (expense):          $     2,365    $  (112,004)   $    27,399
                                                      -----------    -----------    -----------

Income (loss) from operations  before income taxes:   $  (114,116)   $  (217,121)   $(6,241,933)

Provision for (benefit of) income taxes                      --             --         (471,800)
                                                      -----------    -----------    -----------

       Net loss                                       $  (114,116)   $  (217,121)   $(5,770,133)
                                                      ===========    ===========    ===========

Net loss per common share - basic and diluted         $     (0.00)   $     (0.01)   $     (0.19)
                                                      ===========    ===========    ===========











The accompanying notes are an integral part of these statements.


                               CUBIC ENERGY, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002



                                                               Common Stock
                                             Cumulative   -------------------------   Additional                      Total
                                             preferred       Shares         Par         paid-in     Accumulated   stockholders'
                                               stock      outstanding      value        capital       deficit        equity
                                            -----------   -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2001                             --      29,989,614   $ 1,499,481   $ 7,867,389   $(3,866,972)   $ 5,499,898

   Net loss, year ended June 30, 2002              --            --            --            --      (5,770,133)    (5,770,133)
   Stock issued for cash                           --         334,000        16,700       133,600          --          150,300
   Contribution of oil and gas properties          --            --            --          78,127          --           78,127
   Stock issued in exchange for debt               --         856,712        42,836       813,876          --          856,712
                                            -----------   -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2002                             --      31,180,326   $ 1,559,017   $ 8,892,992   $(9,637,105)   $   814,904

   Net loss, year ended June 30, 2003              --            --            --            --        (217,121)      (217,121)
                                            -----------   -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2003                             --      31,180,326   $ 1,559,017   $ 8,892,992   $(9,854,226)   $   597,783

   Net loss, year ended June 30, 2004              --            --            --            --        (114,116)      (114,116)
   Stock issued under compensation plan            --         271,500        13,575        79,475          --           93,050
                                            -----------   -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2004                             --      31,451,826   $ 1,572,592   $ 8,972,467   $(9,968,342)   $   576,717
                                            ===========   ===========   ===========   ===========   ===========    ===========

















The accompanying notes are an integral part of these statements.


                               CUBIC ENERGY, INC.

                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002


                                                                2004           2003           2002
                                                            -----------    -----------    -----------
Cash flows from operating activities:
     Net loss                                               $  (114,116)   $  (217,121)   $(5,770,133)
     Adjustments to reconcile net loss to cash
       provided (used) by operating activities:
     Depreciation, depletion and amortization                   104,735        119,249        317,901
     Gain on sale of securities                                    --             --          (26,550)
     Impairment loss                                               --             --        5,750,838
     Deferred taxprovision                                         --             --         (471,800)
     Stock issued for services                                   93,051           --             --
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable               (22,050)       (18,002)        (1,312)
       Increase (decrease) in loan from affiliates                3,418         (8,931)        75,724
       Increase (decrease) in accounts payable
         and accrued liabilities                                 10,725         72,921         32,608
                                                            -----------    -----------    -----------

         Net cash provided (used) by operating activities   $    75,763    $   (51,884)   $   (92,724)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of securities                       $      --      $      --      $    26,550
     Purchase of property and equipment                            --             --             --
                                                            -----------    -----------    -----------

         Net cash provided (used) by investing activities   $      --      $      --      $    26,550
                                                            -----------    -----------    -----------
Cash flows from financing activities:
     Proceeds from issuance of stock                        $      --      $      --      $   150,300
     Capital distributions from acquired entities                  --             --             --
                                                            -----------    -----------    -----------

         Net cash provided (used) by financing activities   $      --      $      --      $   150,300
                                                            -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents        $    75,763    $   (51,884)   $    84,126

Cash and cash equivalents:
     Beginning of year                                          117,450        169,334         85,208
                                                            -----------    -----------    -----------
      End of year                                           $   193,213    $   117,450    $   169,334
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

Office and other equipment
--------------------------

     Office and other equipment are stated at cost and depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Depreciation and amortization of office and other equipment amounted to $0 for each of the years ended June 30, 2004, 2003 and 2002.

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

     Depletion of producing oil and gas properties amounted to $104,735, $119,249 and $317,901 for the years ended June 30, 2004, 2003 and 2002, respectively.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



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

Oil and gas revenue
-------------------

     The Company recognizes oil and gas revenues by the sales method as oil and gas production is sold. Differences between sales and production volumes during the years ended June 30, 2004, 2003 and 2002 were not significant.

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

     As discussed in Note E, there were no dilutive securities during the years ended June 30, 2004, 2002 and 2001. The weighted average number of common and common equivalent shares outstanding was 31,316,222, 31,180,329 and 30,621,257 for the years ended June 30, 2004, 2003 and 2002, respectively.

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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


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

     Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from nonowner sources, which are referred to as other comprehensive income. In accordance with SFAS No. 130, the Company presents a statement of operations that includes other comprehensive income when applicable. An analysis of changes in components of accumulated other comprehensive income is presented in the statement of changes in stockholders' equity. There were no transactions related to other comprehensive income for the three years ended June 30, 2004.

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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



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

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions are effective for years ending after December 15, 2002. The interim disclosure provisions are effective financial reports containing financial statements for interim periods beginning after December 15, 2002. The transition rules of this standard are not applicable since the Company continues to account for stock-based compensation under the guidance of APB Opinion 25. The other requirements of this standard have been adopted by the Company for periods beginning January 1, 2003. Disclosures required by this statement are in Note L.

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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

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


Note D - Stockholders' equity:

     The Company's authorized capital is 50,000,000 shares of $0.05 par value common stock and 10,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock are issued or outstanding at June 30, 2004 and 2003.

Stock purchase agreement
------------------------

     In December 1997, the Board of Directors voted to enter into a stock purchase agreement ("the agreement") in which the Company issued 12,500,000 restricted shares of common stock in exchange for the conveyance to the Company

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


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

Warrants
--------

     On January 1, 2002, the Company issued three series of warrants to Tauren Exploration, Inc., an entity owned by the CEO and major stockholder of the Company (see Note F). These warrants allow Tauren to purchase unregistered common shares in the Company as follows: 1) exercisable after May 1, 2002, to purchase 125,000 unregistered common shares at an exercise price of $1.00, which expired on April 30, 2003; 2) exercisable after May 1, 2003, to purchase 150,000 unregistered common shares at the exercise price of $1.50, which expired on April 30, 2004; and 3) exercisable after May 1, 2004, to purchase 200,000 unregistered common shares at an exercise price of $2.00, expiring on April 30, 2005.

     The weighted-average exercise price of all exercisable warrants at June 30, 2004 and 2003 was $2.00 and $1.50, respectively. The weighted-average exercise price of all outstanding warrants at June 30, 2004 and 2003 was $2.00 and $1.79, respectively. The remaining weighted-average contractual life of these warrants at June 30, 2004, was ten months. The remaining weighted average contractual life of exercisable warrants at June 30, 2004, was zero months.

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

Stock-based compensation
------------------------

     On September 12, 2003, the Directors of the Company approved a Director and Officer compensation plan as follows: (i.) Directors of record as of June 1, 2003 would receive 24,000 restricted Cubic common shares (16,000 shares per year, multiplied by 1.5 years) for years of prior service, (ii.) the President/CEO of Cubic would receive 45,000 restricted Cubic common shares (30,000 share per year, multiplied by 1.5 years) for years of prior service, (iii.) the Secretary of Cubic would receive 22,500 restricted Cubic common shares (15,000 shares per year, multiplied by 1.5 years) for prior years of service, (iv.) going forward, Directors would receive 16,000 restricted Cubic common shares per year of service, (v.) going forward, the President/CEO would receive 30,000 restricted Cubic common shares per year of service, (vi.) going forward, the Secretary would receive 15,000 restricted Cubic common shares per year of service, (vii.) Audit Committee members would receive 10,000 restricted Cubic common shares per audit, and, (viii.) any Compensation Committee member, should one be formed, would receive 3,000 restricted Cubic common shares per year of service.

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


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note E -- Loss per common share:

     Net loss per common share is computed as follows:


                                                 2004            2003            2002
                                             ------------    ------------    ------------
     Net loss attributable to stockholders   $   (114,116)   $   (217,121)   $ (5,770,133)

     Weighted average number of shares of
       common stock                            31,316,222      31,180,329      30,621,257

     Income (loss) per common share          $      (0.00)   $      (0.01)   $      (0.19)



     Potential dilutive securities (stock warrants, convertible debt) have not been considered since the Company reported a net loss and, accordingly, their effects would be antidilutive.


Note F -- Related party transactions:

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

     On December 1, 1997, the Company entered into a contract with Tauren to provide the necessary technical, administrative and management expertise needed to conduct its business. This agreement was renewed and revised on January 1, 2002. The Company has no full-time employees, and its offices are subleased from Tauren. The monthly amount charged to the Company is based on actual costs of materials and labor hours of Tauren that are used pursuant to the terms of the agreement. Tauren also pays various organization costs and consulting fees on behalf of the Company. As of June 30, 2004 and 2003, the Company owed Tauren $3,598 and $178, respectively, which are included in accounts payable and accrued expenses in the accompanying financial statements. Charges to the Company under the contracts were $35,322, $45,938 and $83,628 for the years ended June 30, 2004, 2003 and 2002, respectively.

     On June 1, 2002, Tauren transferred its interest in ten producing oil and gas wells to the Company for no current or future consideration. The Company recorded these interests at the lower of Tauren's basis or the present value of future reserves on a per well basis. At June 1, 2002, the aggregate basis of these wells was $78,127. The transaction was treated as a contribution of capital.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


     In addition, the wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating Inc. ("Fossil"), which is owned 100% by the Company's President and Chief Executive Officer, Calvin Wallen
III. As of June 30, 2004 and 2003, the Company owed Fossil $0 and $0, respectively, in lease operating expenses and was owed by Fossil $78,887 and $57,960, respectively, for oil and gas sales. The amounts owed the Company are included in accounts receivable - trade.

Note G -- Income taxes:

     Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2004 and 2003, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved. Pursuant to the business combination described in Note K, the tax benefits of net operating loss carryforwards at June 30, 2002, were utilized to partially offset the liability for deferred taxes arising from that transaction.


     The components of the net deferred federal income tax assets (liabilities) at June 30 were as follows:


                                                            2004         2003
                                                         ---------    ---------
     Deferred tax as sets:
        Net operating loss carryforwards                 $ 500,200    $ 490,400
        Capital loss carryforwards                           7,400       11,300
        Accrued lawsuit settlement                          16,800       16,800
                                                         ---------    ---------
                                                         $ 524,400    $ 518,500
                                                         ---------    ---------
     Deferred tax liabilities :
        Depletion basis of assets and related accounts   $ (60,400)   $ (65,200)

                                                         ---------    ---------
                                                         $ (60,400)   $ (65,200)

                                                         ---------    ---------

     Net deferred tax (liabilities) assets before
        valuation allowance                              $ 464,000    $ 453,300

     Valuation allowance                                  (464,000)    (453,300)
                                                         ---------    ---------

     Net deferred tax (liabilities) assets               $    --      $    --
                                                         =========    =========


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


     The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended June 30, 2004, 2003 and 2002:


                                                              2004         2003         2002
                                                           ---------    ---------    ---------
     Taxprovision (benefit) calculated at statutory rate   $ (38,800)   $ (73,800)   $(936,300)

     Increase (reduction) in taxes due to:
        Forgiveness-of-debt income                              --           --         38,600
        Acquired entities - nontaxable                          --           --           --
        Excess of book basis over tax basis of
          acquired entities previously unrecorded               --           --           --
     Losses not providing tax benefits                        38,800       73,800      425,900
                                                           ---------    ---------    ---------

     Current federal income tax provision                  $    --      $    --      $(471,800)
                                                           =========    =========    =========


     Change in valuation allowance
                                                           $  10,700    $  29,400    $ 423,900
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

     As of June 30, 2004, the Company had net operating loss carryforwards of approximately $3,334,900, which are available to reduce future taxable income. These carryforwards expire as follows:


                                                    Net operating
              Year                                     losses
          ------------                             --------------

              2007                                 $      128,500
              2009                                          5,700
              2011                                        431,100
              2012                                        205,100
              2013                                        639,800
              2019                                        845,600
              2020                                        297,100
              2021                                        172,100
              2022                                         15,400
              2023                                        571,900
              2024                                         22,600
                                                   --------------
                                                   $    3,334,900
                                                   ==============

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

Litigation matters
------------------

     During the spring of 1999, the Company became aware of the claim of a geologist filed in December 1997, to a 1% overriding royalty interest in various properties. The geologist filed an assignment after December 1, 1997. The Company disputed the geologist's legal right to the overriding royalty and had filed suit to challenge this claim. Through a court ruling, the Company must honor the override and owed to the geologist $30,381 in back overrides plus amounts of attorney fees expended in the geologist's defense of this challenge. Accordingly, the Company accrued $30,381 as a charge to income for the year ended June 30, 2002. During July 2003, a final judgment was entered by the court against Cubic for approximately $112,000 representing attorney fees. The Company has begun the process of appealing the latest judgment and is confident, based on the facts, that the court will vacate or substantially reduce the amount it has been ordered to pay. However, since a judgment has been rendered, and neither it nor its attorneys are able to conclude that it is probable it will succeed in its appeals, the full amount of the judgment has been accrued in the accompanying financial statements for the year ended June 30, 2003.

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

     On July 15, 2003 the Court entered a judgment in favor of Kees and against the Company for approximately $112,000. The Company believed the judgment should not stand and appealed the judgment. On or about September 17, 2004, the Eastland Court of Appeals issued its ruling, modifying the amounts owed by the Company under the judgment to $59,000. The Company is weighing its options as to filing for re-hearing or filing a writ with the Texas Supreme Court. Should the judgment stand, it could have a material adverse effect on the cash position of the Company. Because of the uncertainty as to what the ultimate liability to the Company would be resulting from its response to the Appeals Court ruling, no adjustment has been made to the $112,000 accrued as of June 30, 2004.


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note I - Cost of oil and gas properties:

Costs incurred
--------------

       Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration, and development activities for the years ended
    June 30, 2004, 2003 and 2002 were as follows:

                                             2004          2003          2002
                                         -----------   -----------   -----------

          Property acquisitions          $      --     $      --     $    78,128
                                         ===========   ===========   ===========

Capitalized costs
-----------------

     The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at June 30, 2004, 2003 and 2002 were as follows:

                                                     2004         2003         2002
                                                  ----------   ----------   ----------

     Proved properties                            $1,537,625   $1,537,625   $7,288,463
     Unproved properties                                --           --           --
                                                  ----------   ----------   ----------

                                                  $1,537,625   $1,537,625   $7,288,463

     Accumulated depreciation, depletion
        and amortization                           1,103,939      999,205      879,955
                                                  ----------   ----------   ----------

     Total properties                             $  433,686   $  538,420   $6,408,508

     Less: impairment of oil and gas properties
        due to full cost ceiling test                   --           --      5,750,838
                                                  ----------   ----------   ----------

     Net properties                               $  433,686   $  538,420   $  657,670
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


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


Results of operations
---------------------

     The results of operations from oil and gas producing activities for the years ended June 30, 2004, 2003 and 2002 were as follows:


                                                     2004        2003        2002
                                                   ---------   ---------   ---------
     Revenues:
        Revenues                                   $ 414,741   $ 356,636   $ 250,716
        Preferred return                                --          --          --
                                                   ---------   ---------   ---------

                                                   $ 414,741   $ 356,636   $ 250,716
                                                   ---------   ---------   ---------
     Expenses:
        Production and development costs           $ 186,465   $ 167,303   $ 216,505
        Depreciation, depletion and amortization     104,735     119,249     317,901
                                                   ---------   ---------   ---------

                                                   $ 291,200   $ 286,552   $ 534,406
                                                   ---------   ---------   ---------

     Results before income taxes                   $ 123,541   $  70,084   $(283,690)
     Provision for income taxes                         --          --          --
                                                   ---------   ---------   ---------
     Results of operations (excluding corporate
        overhead and interest expense)             $ 123,541   $  70,084   $(283,690)
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


Note J - Oil and gas reserves information (unaudited):

     The estimates of proved oil and gas reserves utilized in the preparation of the financial statements are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations over prices and costs existing at year-end except by contractual arrangements.

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


                               CUBIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS



     The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 2004, 2003 and 2002 together with the changes therein:


                                                            Natural Gas (Mcf)
                                                  --------------------------------------
                                                     2004          2003          2002
                                                  ----------    ----------    ----------
     Proved developed and undeveloped reserves:
       Beginning of year                             330,000       564,272     4,227,593
       Revisions of previous estimates                52,902      (161,184)     (985,156)
       Purchases of reserves in place                   --            --            --
       Extensions and discoveries                       --            --            --
       Production                                    (71,804)      (73,088)      (80,549)
       Disposals of reserves in place                   --            --      (2,597,616)
                                                  ----------    ----------    ----------
     End of year                                     311,098       330,000       564,272
                                                  ==========    ==========    ==========



                                                        Oil and condensate (Bbls)
                                                  --------------------------------------
                                                     2004          2003          2002
                                                  ----------    ----------    ----------
     Proved developed and undeveloped reserves:
       Beginning of year                                --            --         131,594
       Revisions of previous estimates                  --            --            --
       Purchases of reserves in place                   --            --            --
       Extensions and discoveries                       --            --            --
       Production Disposals of reserves in place        --            --        (131,594)
                                                  ----------    ----------    ----------
     End of year                                        --            --            --
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


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



    The following is the estimated standardized measure relating to proved oil and gas reserves at June 30, 2004, 2003 and 2002:



     Table 1                                         2004            2003            2002
     -------                                     ------------    ------------    ------------
     Future cash flows                           $  2,059,245    $  1,893,067    $  1,836,492
     Future production costs                         (833,306)       (564,669)       (552,741)
     Future development costs                            --              --              --
     Future severance tax expense                    (250,473)       (230,251)       (223,382)
     Future income taxes                                 --              --              --
                                                 ------------    ------------    ------------

     Future net cash flows                       $    975,466    $  1,098,147    $  1,060,369

     Ten percent annual discount for estimated
       timing of net cash flows                      (243,553)       (299,766)       (402,699)
                                                 ------------    ------------    ------------
     Standardized measure of
       discounted future net cash flows          $    731,913    $    798,381    $    657,670
                                                 ============    ============    ============



     Following is an analysis of changes in the estimated standardized measure of proved reserves during the years ended June 30, 2004, 2003 and 2002:


     Table 2                                         2004            2003            2002
     -------                                     ------------    ------------    ------------

     Changes from:
       Sale of oil and gas produced              $   (123,541)   $   (114,795)   $     51,290
     Net changes in prices and production costs       (43,462)        296,479        (179,036)
     Extensions and discoveries                          --              --              --
     Revision of previous quantity estimates          122,601        (260,268)     (2,007,574)
     Accretion of discounts                           103,681         107,926         888,882
     Net change in income taxes                       (33,565)         23,487      (1,295,234)
     Purchases of reserves in place                      --              --              --
     Disposals of reserves in place                      --              --        (7,784,158)
     Other                                            (92,182)         87,882         (36,521)
                                                 ------------    ------------    ------------

     Change in standardized measure              $    (66,468)   $    140,711    $(10,362,351)
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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



date of combination. The estimated value of the stock issued in exchange for these entities was approximately $5,570,000, or $.50 per share. Note L - Proforma information related to stock warrants:

     The per share weighted-average fair value of stock warrants granted during the year ended June 30, 2002, was $0.29, on the date of grant, using the Black-Scholes pricing model. There were no stock warrants granted during the years ended June 30, 2004 and 2003.


                                                      2002
                                                  ------------
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


                                           2004          2003           2002
                                       -----------    ----------    -----------

     Net loss:
        As reported                    $  (114,116)   $ (217,121)   $(5,770,133)
                                       ===========    ==========    ===========

        Pro forma                      $  (149,580)   $ (272,434)   $(5,826,571)
                                       ===========    ==========    ===========

     Stock-based employee compensation:
        As reported                    $      --      $     --      $      --
                                       ===========    ==========    ===========

        Pro forma                      $    35,464    $   55,313    $    56,438
                                       ===========    ==========    ===========
     Basic loss per common share:
        As reported                    $     (0.00)   $    (0.01)   $     (0.19)
                                       ===========    ==========    ===========

        Pro forma                      $     (0.00)   $    (0.01)   $     (0.19)
                                       ===========    ==========    ===========




Note M - Impairment loss on oil and gas properties:

     The Company has had lease rights to certain properties located in Louisiana that comprised a significant portion of its oil and gas reserves. On May 25, 2002, the Company elected not to renew its interest in those properties and to abandon its plans for future development in that area. As a result, the Company recognized an impairment loss on its oil and gas properties due to the application of the full cost ceiling test described in Note B. This test generally limits the capitalized costs of oil and gas producing properties, recognized under the full cost method of accounting, to the aggregate "estimated present value," discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions; which is a measure of overall fair value of its properties. For the year ended June 30, 2002, the impairment loss on oil and gas properties recognized amounted to $5,750,838, less the related deferred tax benefit of $1,611,228. There were no impairment losses during the years ended June 30, 2004 and 2003.