Form 10QSB
period 2004-09-30
CUBIC ENERGY INC
filed 2004-11-12
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Export under Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Common Stock                    Outstanding at September 30, 2004
          --------------                    ---------------------------------
          $.05 par value                               31,451,829

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               CUBIC ENERGY, INC.

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

         Independent Accountant's Report.......................................1

         Condensed Balance Sheets
         As of September 30, 2004 (unaudited) and June 30, 2004..............2,3

         Condensed Statements of Operations, (unaudited)
         For the three months ended September 30, 2004 and 2003................4

         Condensed Statements of Cash Flows, (unaudited)
         For the three months ended September 30, 2004 and 2003................5

         Notes to Condensed Financial Statements...........................6,7,8

ITEM 2. Management's Discussion and Analysis...................................9

ITEM 3.  Control and Procedures................................................9


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................10

ITEM 6.  Exhibits and Reports on Form 8-K.....................................10


SIGNATURES....................................................................11

                          PART I. FINANCIAL INFORMATION

                         INDEPENDENT ACCOUNTANTS' REPORT


The Stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheet as of September 30, 2004, and the related condensed statements of income, and of cash flows of Cubic Energy, Inc. for the three-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Cubic Energy, Inc. as of June 30, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended; and in our report dated September 3, 2004, we expressed an unqualified opinion on those statements.




                                                    PHILIP VOGEL & CO. PC

                                                    /s/ Philip Vogel & Co. PC


                                                    Certified Public Accountants


Dallas, Texas
November 3, 2004


ITEM 1. FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                (Unaudited)
                                             September 30, 2004        June 30, 2004
                                             ------------------     ------------------
 Current assets:
 Cash and cash equivalents                  $          228,518     $          193,213
  Accounts receivable                                    84,536                 80,180
                                             ------------------     ------------------
Total current assets                         $          313,054     $          273,393


Property and equipment (at cost):
  Oil and gas properties, full cost method:
    Proved properties (including wells and
    related equipment and facilities)        $        1,537,625     $        1,537,625
  Office and other equipment                                910                    910
                                             ------------------     ------------------
                                             $        1,538,535     $        1,538,535
Less accumulated depreciation, depletion
  and amortization                                    1,123,349              1,104,849
                                             ------------------     ------------------
                                                        415,186                433,686

TOTAL ASSETS                                 $          728,240     $          707,079
                                             ==================     ==================




















            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 (Unaudited)
                                              September 30, 2004         June 30, 2004
                                              ------------------      ------------------
Current liabilities:
  Accounts payable and accrued expenses       $          156,029      $          126,764
  Due to affiliates                                        1,532                   3,598
                                              ------------------      ------------------
Total current liabilities                     $          157,561      $          130,362

Non-current liabilities:
  Deferred income taxes                                        0                       0

Commitments and contingencies

Stockholders' equity:

  Preferred stock - $.01 par value,
    authorized 10,000,000 shares,
    issued: none                              $                0      $                0

  Common stock - $.05 par value,
    Authorized 50,000,000 shares,
    issued 31,451,829 shares at
    September 30, 2004 and
    at June 30, 2004                                   1,572,592               1,572,592

  Additional paid-in capital                           8,992,230               8,972,467

  Accumulated deficit                                 (9,994,143)             (9,968,342)
                                              ------------------      ------------------

Stockholders' equity                                     570,679                 576,717
                                              ------------------      ------------------

                                              $          728,240      $          707,079
                                              ==================      ==================




            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the Three     For the Three
                                                 Months Ended      Months Ended
                                                 Sept 30, 2004     Sept 30, 2003
                                                 -------------     -------------

Revenue:
  Oil and gas sales                              $     105,263     $     104,422
                                                 -------------     -------------

Total revenue                                    $     105,263     $     104,422
                                                 -------------     -------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                            $      41,981     $      35,669
  Selling, general and
    administrative expenses                             70,582            38,355
  Depreciation, depletion and
    amortization                                        18,500            29,236
                                                 -------------     -------------

Total costs and expenses                         $     131,063     $     103,260
                                                 -------------     -------------

Operating income (loss)                          $     (25,800)    $       1,162
                                                 -------------     -------------

Non-operating income (expense):
  Gain (loss) on sales of securities             $           0     $           0
  Other income                                               0                 0
  Interest expense                                           0                 0
  Interest income                                            0                 0
                                                 -------------     -------------

Total non-operating income (expense)             $           0     $           0
                                                 -------------     -------------

Income (loss) before taxes:                      $     (25,800)    $       1,162

Provision for (benefit of) income taxes                      0                 0
                                                 -------------     -------------

Net income (loss)                                $     (25,800)    $       1,162
                                                 =============     =============

Net gain (loss) per common share
- basic and diluted                              $       (0.00)    $        0.00
                                                 =============     =============

Weighted average common shares outstanding
- basic and diluted                                 31,451,829        31,180,329
                                                 =============     =============






            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        For the three     For the three
                                                        Months Ended      Months Ended
                                                        Sept 30, 2004     Sept 30, 2003
                                                        -------------     -------------
Cash flows from operating activities:
Net income (loss)                                       $     (25,800)    $       1,162
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
  Depreciation, depletion and amortization                     18,500            29,236
  Stock Grant Expense                                          19,762                 0
Net change in assets and liabilities:
  (Increase) decrease in accounts receivable                   (4,355)          (33,074)
  Increase (decrease) in loan from affiliate                   (2,066)            5,913
  Increase (decrease) in accounts payable and
    Accrued liabilities                                        29,264            21,727
  Increase (decrease) in deferred taxes                             0                 0
                                                        -------------     -------------
Net cash provided (used) by operating activities        $      35,305     $      24,964
                                                        -------------     -------------


Cash flows from investing activities:
Acquisition of oil & gas properties                     $           0     $           0
                                                        -------------     -------------
Net cash provided (used) by investing activities        $           0     $           0
                                                        -------------     -------------


Cash flows from financing activities:
Affiliate loan                                          $           0     $           0
Changes in common stock                                 $           0     $           0
Paid in Capital                                         $           0     $           0
                                                        -------------     -------------
Net cash provided (used) by financing activities        $           0     $           0
                                                        -------------     -------------


Net increase (decrease) in cash and
    cash equivalents                                    $      35,305     $      24,964
                                                        -------------     -------------

Cash at beginning of period                                   193,213           117,450
                                                        -------------     -------------

Cash at end of period                                   $     228,518     $     142,414
                                                        =============     =============









            See accompanying notes to condensed financial statements

                               CUBIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2004, Form 10-KSB and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of September 30, 2004, and for the three-month periods ended September 30, 2004, and 2003, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Stock grants:

On October 27, 2004, the Directors of Cubic approved of a grant of 155,000 shares of common stock to its Officers and Directors for services performed and to be performed for the year ending June 30, 2005, under the 2003 Director and Officer compensation plan. Based on a then market price of $0.51 per share, Cubic recorded a compensation expense of $19,762 for the three months ended September 30, 2004, which represents the service cost related to that period. This expense is recorded in the above financial statements as a selling, general and administrative expense.

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

                                                              3 Months Ended
                                                               September 30,
                                                             2004        2003
                                                           --------    --------


Net earnings (loss), as reported                           $(25,800)   $  1,162


Deduct: Total stock-based employee compensation
  expense  determined under fair value based method
  for all awards, net of tax effect                          (4,375)     (8,866)
                                                           --------    --------

Pro forma net income (loss)                                $(30,175)   $ (7,704)
                                                           --------    --------


Earnings (loss) per common share:
   Basic - as reported                                     $   --      $   --
   Basic - pro forma                                       $   --      $   --

  Diluted - as reported                                    $    n/a    $    n/a
  Diluted - pro forma                                      $    n/a    $    n/a


Subsequent Event:

On October 6, 2004, Cubic closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 (the "Debentures"), to a group of institutional and high net worth investors. None of the investors had a material relationship with the Company or any of its affiliates other than the transactions entered into in connection with the sale of the Debentures. Proceeds from the sale of the Debentures will be used to acquire a 25% interest in the development of the Bethany-Longstreet play, including spudding two additional wells, which is anticipated to occur before the end of the year. The Debentures are secured by the collateral set forth in the Deed of Trust, Security Agreement, Assignment of Production and Fixture Filing attached to Form 8K filed October 12, 2004.

The Debentures pay an annual interest rate of 7% on a quarterly basis and are convertible into shares of the Company's common stock at a price of $.50 per share. The Company has the option to pay the interest on the Debentures in common stock. The investors also received warrants to purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00 per share.

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

The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report Form 10-KSB for the fiscal year ended June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations:

Three Months Ended September 30, 2004 Compared To
Three Months Ended September 30, 2003
Gross Revenues for the three months ended September 30, 2004 increased from $104,422 at September 30, 2003 to $105,263 at September 30, 2004 due to higher natural gas prices and despite decreased gas production.

Oil and Gas Production, Operating and Development Costs increased from $35,669 (34% of oil and gas sales) at September 30, 2003 to $41,981 (40% of oil and gas sales) at September 30, 2004.

Operating Income decreased from $1,162 at September 30, 2003 to a loss of $25,800 at September 30, 2004 due to increased general & administrative costs.

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

On July 15, 2003, The Court entered a Judgment in favor of Kees and as against the Company for approximately $112,000.00. The Company believed the Judgment should not stand and appealed the Judgment. On or about, September 17, 2004, the Eastland Court Of Appeals issued its ruling, modifying the amounts owed by the Company under the Judgment to $59,000.00. The Company has been denied a Re-Hearing as to clarification and a further reduction of the Judgment. The Company is weighing the options as to filing a Writ with the Texas Supreme Court. Should the Judgment stand, it could have a material adverse effect on the cash position of the Company.

ITEM 6. Exhibits and Reports on Form 8-K
         (a).     Exhibits
                  31.1     Rule 13a-14(a)/15d-14(a) Certification
                  32.1     Section 1350 Certification
         (b).     Reports On Form 8-K
                  On October 12, 2004, the Company filed a Form 8-K reporting the transaction described herein under the Heading of SUBSEQUENT EVENT.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CUBIC ENERGY, INC.
                                             (Registrant)


Date: November 8, 2004                       /s/ Calvin A. Wallen, III
                                             -----------------------------------
                                             Calvin A. Wallen, III, President
                                             (Principal Executive, Financial and
                                             Accounting Officer)