Form 10QSB
period 2004-12-31
CUBIC ENERGY INC
filed 2005-02-15
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Export under Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2004

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Common Stock             Outstanding at December 31, 2004
          --------------             --------------------------------
            $.05 par value                      31,685,119

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               CUBIC ENERGY, INC.

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

         Independent Accountant's Report.......................................1

         Condensed Balance Sheets
         As of December 31, 2004 (unaudited) and June 30, 2004...............2,3

         Condensed Statements of Operations, (unaudited)
         For the three months ended December 31, 2004 and 2003.................4

         Condensed Statements of Operations, (unaudited)
         For the six months ended December 31, 2004 and 2003...................5

         Condensed Statements of Cash Flows, (unaudited)
         For the six months ended December 31, 2004 and 2003...................6

         Notes to Condensed Financial Statements............................7-10

ITEM 2. Management's Discussion and Analysis..................................11

ITEM 3.  Control and Procedures...............................................12


                                            PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................13

ITEM 4. Submission Of Matters To Vote Of Security Holders ....................13

ITEM 6.  Exhibits on Form 8-K.................................................14

SIGNATURES....................................................................15

                          PART I. FINANCIAL INFORMATION

                         INDEPENDENT ACCOUNTANTS' REPORT


The Stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheet as of December 31, 2004, and the related condensed statements of operations, and of cash flows of Cubic Energy, Inc. for the three-month and six-month periods ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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


Dallas, Texas
February 15, 2005


ITEM 1. FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                    (Unaudited)
                                                 December 31, 2004     June 30, 2004
                                                 -----------------   -----------------
Current assets:
  Cash and cash equivalents                      $         841,111   $         193,213
  Accounts receivable                                       54,619              80,180
  Prepaid drilling costs                                   338,996                   0
  Prepaid expenses                                          62,024                   0
                                                 -----------------   -----------------

Total current assets                             $       1,296,750   $         273,393


Property and equipment (at cost):
  Oil and gas properties, full cost method:
    Proved properties (including wells and
    related equipment and facilities)            $       1,537,625   $       1,537,625
    Unproved properties                                  1,418,996                   0
  Office and other equipment                                   910                 910
                                                 -----------------   -----------------
                                                 $       2,957,530   $       1,538,535
Less accumulated depreciation, depletion
  and amortization                                       1,145,817           1,104,849
                                                 -----------------   -----------------
                                                 $       1,811,713   $         433,686

Other assets:
   Deferred loan costs - net                     $         250,609   $               0
                                                 -----------------   -----------------

TOTAL ASSETS                                     $       3,359,072   $         707,079
                                                 =================   =================






















            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                (Unaudited)
                                             December 31, 2004      June 30, 2004
                                             -----------------    -----------------
Current liabilities:
  Accounts payable and accrued expenses      $         129,217    $         126,764
  Due to affiliates                                      5,380                3,598
                                             -----------------    -----------------
Total current liabilities                    $         134,597    $         130,362
                                             -----------------    -----------------

Non-current liabilities:
  Deferred income taxes

Long-Term Liabilities
  Debentures payable - net of discounts      $       2,145,508    $               0

Commitments and contingencies

Stockholders' equity:

  Preferred stock - $.01 par value,
    authorized 10,000,000 shares,
    issued: none                             $               0    $               0

  Common stock - $.05 par value,
    Authorized 50,000,000 shares,
    issued 31,685,119 shares at
    December 31, 2004 and 31,451,829
    at June 30, 2004                         $       1,584,257    $       1,572,592

  Additional paid-in capital                         9,600,952            8,972,467

  Accumulated deficit                              (10,106,242)          (9,968,342)
                                             -----------------    -----------------

Stockholders' equity                         $       1,078,967              576,717
                                             -----------------    -----------------

                                             $       3,359,072    $         707,079
                                             =================    =================














            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three         For the Three
                                                     Months Ended          Months Ended
                                                  December 31, 2004     December 31, 2003
                                                  -----------------     -----------------
Revenue:
  Oil and gas sales                               $         110,249     $          93,736
                                                  -----------------     -----------------

Total revenue                                     $         110,249     $          93,736
                                                  -----------------     -----------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                             $          64,521     $          36,049
  Selling, general and
    administrative expenses                                  50,059                56,932
  Depreciation, depletion and
    amortization                                             22,468                29,606
                                                  -----------------     -----------------

Total costs and expenses                          $         137,048     $         122,587
                                                  -----------------     -----------------

Operating income (loss)                           $         (26,799)    $         (28,851)
                                                  -----------------     -----------------

Non-operating income (expense):
  Gain (loss) on sales of securities              $               0     $               0
  Other income                                                    0                     0
  Interest expense                                          (72,084)                    0
  Amortization of loan costs                                (13,215)                    0
                                                  -----------------     -----------------

Total non-operating income (expense)              $         (85,299)    $               0
                                                  -----------------     -----------------

Income (loss) before taxes:                       $        (112,098)    $         (28,851)

Provision for (benefit of) income taxes                           0                     0
                                                  -----------------     -----------------

Net income (loss)                                 $        (112,098)    $         (28,851)
                                                  =================     =================

Net gain (loss) per common share
- basic and diluted                               $          (0.004)    $          (0.001)
                                                  =================     =================

Weighted average common shares outstanding
- basic and diluted                                      31,565,560            31,251,242
                                                  =================     =================











            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the six           For the six
                                                     Months Ended          Months Ended
                                                  December 31, 2004     December 31, 2003
                                                  -----------------     -----------------
Revenues:
  Oil and gas sales                               $         215,512     $         198,158
                                                  -----------------     -----------------

Total revenues                                    $         215,512     $         198,158
                                                  -----------------     -----------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                             $         106,502     $          71,717
  Selling, general and
    administrative expenses                                 120,641                95,287
    Depreciation, depletion and
    amortization                                             40,968                58,842
                                                  -----------------     -----------------

Total costs and expenses                          $         268,111     $         225,846
                                                  -----------------     -----------------

Operating income (loss)                           $         (52,599)    $         (27,688)
                                                  -----------------     -----------------

Non-operating income (expense):
  Gain (loss) on sales of securities              $               0     $               0
  Other income                                                    0                     0
  Interest expense                                          (72,084)                    0
  Amortization of loan costs                                (13,215)                    0
                                                  -----------------     -----------------

Total non-operating income (expense)              $         (85,299)    $               0
                                                  -----------------     -----------------

Income (loss) before taxes:                       $        (137,898)    $         (27,688)

Provision for (benefit of) income taxes                           0                     0
                                                  -----------------     -----------------

Net income (loss)                                 $        (137,898)    $         (27,688)
                                                  =================     =================

Net gain (loss) per common share
- basic and diluted                               $          (0.004)    $          (0.001)
                                                  =================     =================

Weighted average common shares outstanding
- basic and diluted                                      31,508,695            31,215,786
                                                  =================     =================











           See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the six          For the six
                                                        Months Ended         Months Ended
                                                     December 31, 2004    December 31, 2003
                                                     -----------------    -----------------
Cash flows from operating activities:
Net income (loss)                                    $        (137,898)   $         (27,688)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
  Depreciation, depletion and amortization                      79,731               58,842
  Stock grant expense                                           39,524                    0
  Stock issued for interest                                     46,536                    0
Net change in assets and liabilities:
  (Increase) decrease in accounts receivable                    25,561              (13,104)
  (Increase) decrease in prepaid expenses                     (361,497)                   0
  Increase (decrease) in loan from affiliate                     1,783                2,269
  Increase (decrease) in accounts payable and
    Accrued liabilities                                          2,452                5,333
  Increase (decrease) in deferred taxes                              0                    0
                                                     -----------------    -----------------
Net cash provided (used) by operating activities     $        (303,808)   $          25,652
                                                     -----------------    -----------------


Cash flows from investing activities:
  Acquisition of oil & gas properties                $      (1,418,994)   $               0
                                                     -----------------    -----------------
Net cash provided (used) by investing activities     $      (1,418,994)   $               0
                                                     -----------------    -----------------


Cash flows from financing activities:
  Issuance of convertible debt and warrants          $       2,635,000    $               0
  Loan costs incurred                                         (264,300)                   0
  Changes in common stock                                            0    $           5,825
  Paid in Capital                                                    0    $          17,475
                                                     -----------------    -----------------
Net cash provided (used) by financing activities     $       2,370,700    $          23,300
                                                     -----------------    -----------------


Net increase (decrease) in cash and
    cash equivalents                                 $         647,898    $          48,952
                                                     -----------------    -----------------

Cash at beginning of period                                    193,213              117,450
                                                     -----------------    -----------------

Cash at end of period                                $         841,111    $         166,402
                                                     =================    =================








            See accompanying notes to condensed financial statements

                               CUBIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2004, Form 10-KSB and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of December 31, 2004, and for the three-month and six-month periods ended December 31, 2004, and 2003, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

On October 25, 2004, Cubic issued 155,000 common shares of stock to its Officers and Directors pursuant to this plan. Based on a then market price of $0.51 per share, Cubic recorded a compensation expense of $19,762 for each of the first two quarters; which expense is recorded in the above financial statements as a selling, general and administrative expense.

Convertible debt and warrants

On October 6, 2004, Cubic closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 (the "Debentures"), to a group of institutional and high net worth investors. The Debentures are secured by the collateral set forth in the Deed of Trust, Security Agreement, Assignment of Production and Fixture Filing attached to Form 8K filed October, 12, 2004. The Debentures pay an annual interest rate of 7% on a quarterly basis and are convertible into shares of the Company's common stock at a price of $.50 per share. The Company has the option to pay the interest on the Debentures in common stock. The investors also received warrants to purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00 per share. During the three months ended December 31, 2004, $10,000 of Debentures were converted to 5,000 shares of stock. 68,290 shares of stock were issued in lieu of cash to pay interest of $46,536 for the three months ended December 31, 2004.

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $510,961 has been recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original five year term of the Debentures as additional interest expense. Amortization for the three months ended December 31, 2004, was $25,548.

Cubic incurred loan costs of $264,300 on the issuance of the Debentures which have been capitalized and are being amortized over the term of the Debentures. Amortization of loan costs was $13,215 for the three months ended December 31, 2004.

The proceeds of the Debentures have primarily been used for the acquisition of interests in oil and gas properties. Through December 31, 2004, Cubic incurred acquisition and development costs of $1,418,996 on properties with unproved reserves. In addition, prepaid drilling costs, net of allocable expenses, have been advanced in the amount of $338,996.

Subsequent event

On or about January 11, 2005, The Company issued 1,531,661 shares of its common stock, $0.05 par value per share, to Caravel Resources Energy Fund 2003-II, L.P. (the "Partnership") in exchange for a 0.1914575033 working interest in the Kraemer 24-1 Well, Desoto Parish, Township 14 N, Range 15 W, Section 24 (the "Well"). The Company also issued 468,339 shares of Common Stock to Calvin A. Wallen III, the Company's Chairman of the Board, President and Chief Executive Officer, in exchange for a 0.0585424967 working interest in the Well. The shares of Common Stock were issued by the Company in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.


In addition, in January of 2005, $100,000 of the Debentures described above was converted into 200,000 shares of common stock.

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

                                                        3 Months Ended            6 Months Ended
                                                          December 31,              December 31,
                                                       2004         2004         2004         2003
                                                    ---------    ---------    ---------    ---------

Net earnings (loss), as reported                    $(112,098)   $ (28,851)   $(137,898)   $ (27,688)

Deduct: Total stock-based employee compensation
  expense determined underfair value based method
  for all awards, net of tax effect                    (4,375)      (8,866)      (8,750)     (17,732)
                                                    ---------    ---------    ---------    ---------

Pro forma net income (loss)                         $(116,473)   $ (37,717)   $ (45,420)   $ (45,420)
                                                    ---------    ---------    ---------    ---------
Earnings (loss) per common share:
   Basic - as reported                              $    --      $    --      $    --      $    --
   Basic - pro forma                                $    --      $    --      $    --      $    --

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
Results of Operations:

Three Months Ended December 31, 2004 Compared To
Three Months Ended December 31, 2003
Gross Revenues for the three months ended December 31, 2004 increased from $93,736 at December 31, 2003 to $110,249 at December 31, 2004 due to higher natural gas prices.

Oil and Gas Production, Operating and Development Costs increased from $36,049 (38% of oil and gas sales) at December 31, 2003 to $64,521 (59% of oil and gas sales) at December 31, 2004 due to higher lease operating expenses, and more specifically, compressor costs.

Operating Income increased from a loss of $28,851 at December 31, 2003 to a loss of $26,799 at December 31, 2004 despite higher expenses.

Six Months Ended December 31, 2004 Compared To
Six Months Ended December 31, 2003
Gross Revenues for the six months ended December 31, 2004 increased from $198,158 at December 31, 2003 to $215,512 at December 31, 2004 due to higher natural gas prices.

Oil and Gas Production, Operating and Development Costs increased from $71,717 (36% of oil and gas sales) at December 31, 2003 to $106,502 (49% of oil and gas sales) at December 31, 2004 due to higher lease operating expenses, and more specifically, compressor costs.

Operating Income decreased from a loss of $27,688 at December 31, 2003 to a loss of $52,599 at December 31, 2004 due to higher lease operating expenses, and more specifically, compressor costs.

Summary of Two Transactions disclosed in Form 8-K
-------------------------------------------------
         On or about October 1, 2004, the Company closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures (the "Debentures") to a group of institutional and high net worth investors. None of the investors have a material relationship with the Company or any of its affiliates other than the transactions entered into in connection  with  the  sale of the  Debentures.  Proceeds  from  the sale of the
Debentures were used to acquire a 25% working interest in Eight Sections comprising the Bethany-Longstreet play of Northern Louisiana, a 25% interest in infrastructure and a 25% working interest in the spudding of two wells, which two wells have been drilled. The Debentures are secured by a Deed of Trust, Security Agreement, Assignment of Production and a Fixture Filing. The Debentures pay an annual interest rate of 7% and are convertible into shares of the Company's common stock, $0.05 par value per share, at a price of $0.50 per share. As of December 31, 2004, $5000 in debt has converted into 10,000 shares. In addition, in January of 2005, $100,000 of debt was converted into 200,000 shares. The Company has the option to pay the interest on the Debentures in Common Stock, and made the December 31, 2004 interest payment of $46,536 in-kind. The investors also received warrants to purchase an additional 2,635,000 shares of Common Stock with an exercise price of $1.00 per share. The Company and the investors entered into a Registration Rights Agreement, whereby the Company has agreed to register the shares convertible under the Debentures and exercisable under the Warrants.
         The Debentures and Warrants were issued by the Company in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

         On or about January 11, 2005, The Company issued 1,531,661 shares of its common stock, $0.05 par value per share, to Caravel Resources Energy Fund 2003-II, L.P. (the "Partnership") in exchange for a 0.1914575033 working interest in the Kraemer 24-1 Well, Desoto Parish, Township 14 N, Range 15 W,
Section 24 (the "Well"). The Company also issued 468,339 shares of Common Stock to Calvin A. Wallen III, the Company's Chairman of the Board, President and Chief Executive Officer, in exchange for a 0.0585424967 working interest in the Well. The shares of Common Stock were issued by the Company in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

Liquidity and Capital Resources:
Long-term debt of the company is currently $2,530,000, and was $2,630,000 on December 31, 2004, under the convertible debt financing obtained by the Company as mentioned in the preceding paragraphs.

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

On July 15, 2003, The Court entered a Judgment in favor of Kees and as against the Company for approximately $112,000.00. The Company believed the Judgment should not stand and appealed the Judgment. On or about, September 17, 2004, the Eastland Court Of Appeals issued its ruling, modifying the amounts owed by the Company under the Judgment to $59,000.00, plus interest. The Company has been denied a Re-Hearing as to clarification and a further reduction of the Judgment. The Company filed a Petition For Review with the Texas Supreme Court that was Denied on or about January 21, 2005. The Company has put into the registry of The Court a cash Bond in the amount of $75,000.00 awaiting the final outcome of this matter.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

         On December 8, 2004, the Company held its Annual Shareholder Meeting. The two items of business before the Shareholders at this Annual Meeting was the election of Directors to serve for the following year, or until successors were duly elected and sworn, and the ratification of the auditor for the Company.

         A vote was then held on the election of each of Calvin Wallen III, Gene Howard, Bob Clements, Alex Montano, Herb Bayer and Jon S. Ross to hold the position of Director of the Corporation until successors were duly elected and sworn. Of the 22,371,760 votes, the vote of the Shareholders was as follows:

NAME                              VOTES FOR        VOTES AGAINST       ABSTAIN
----                             -----------       -------------       -------
Calvin Wallen III                 22,192,179             178,701         880
Gene Howard                       22,192,175             178,705         880
Bob Clements                      22,192,171             178,709         880
Alex Montano                      22,192,179             178,701         880
Herb Bayer                        22,192,179             178,701         880
Jon S. Ross                       22,192,179             178,701         880

         A Vote was taken on the ratification of Philip Vogel & Co., PC to be the independent auditor for the upcoming year. The Vote was as follows:

NAME                              VOTES FOR        VOTES AGAINST       ABSTAIN
----                             -----------       -------------       -------
Philip Vogel & Co., PC            22,181,105               6,281       185,874

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


                                                      CUBIC ENERGY, INC.
                                                      (Registrant)


Date: February 15, 2005                               /s/ Calvin A. Wallen, III
                                                      --------------------------
                                                      Calvin A. Wallen, III, CEO


Date: February 15, 2005                               /s/ Jon Stuart Ross
                                                      --------------------------
                                                      Jon Stuart Ross, CFO