Form 10QSB
period 2005-03-31
CUBIC ENERGY INC
filed 2005-05-16
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                [X] Quarterly Export under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Common Stock                    Outstanding at March 31, 2005
         --------------                   -----------------------------
         $.05 par value                             35,126,016

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               CUBIC ENERGY, INC.

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

         Independent Accountant's Report.......................................1

         Condensed Balance Sheets
         As of March 31, 2005 (unaudited) and June 30, 2004..................2,3

         Condensed Statements of Operations, (unaudited)
         For the three months ended March 31, 2005 and 2004....................4

         Condensed Statements of Operations, (unaudited)
         For the nine months ended March 31, 2005 and 2004.....................5

         Condensed Statements of Cash Flows, (unaudited)
         For the nine months ended March 31, 2005 and 2004.....................6

         Notes to Condensed Financial Statements........................7,8,9,10

ITEM 2. Management's Discussion and Analysis..................................11

ITEM 3.  Control and Procedures...............................................11


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................12

ITEM 6.  Exhibits ............................................................12


SIGNATURES....................................................................13

                          PART I. FINANCIAL INFORMATION

                         INDEPENDENT ACCOUNTANTS' REPORT


The Stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheet as of March 31, 2005, and the related condensed statements of operations, and of cash flows of Cubic Energy, Inc. for the three-month and nine-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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




                                                    PHILIP VOGEL & CO. PC

                                                     /s/ Philip Vogel & Co. PC
                                                    ----------------------------

                                                    Certified Public Accountants

Dallas, Texas
May 16, 2005

ITEM 1. FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                (Unaudited)
                                              March 31, 2005   June 30, 2004
                                              --------------   --------------

Current assets:
  Cash and cash equivalents                   $      379,676   $      193,213
  Accounts receivable                                 39,756           80,180
    Prepaid Drilling Costs                           345,420                0
    Prepaid Expenses                                  19,762                0
                                              --------------   --------------
    Total current assets                      $      784,614   $      273,393
                                              --------------   --------------


Property and equipment (at cost):
  Oil and gas properties, full cost method:
    Proved properties (including wells and
    related equipment and facilities)         $    5,127,309   $    1,537,625
  Unproven Properties                                      0                0
  Office and other equipment                           4,872              910
                                              --------------   --------------
                                              $    5,132,181   $    1,538,535
Less accumulated depreciation, depletion
  and amortization                                 1,329,319        1,104,849
                                              --------------   --------------
                                              $    3,802,862   $      433,686
Other Assets:
    Deferred Loan Costs - Net                 $      140,444   $            0
                                              --------------   --------------


TOTAL ASSETS                                  $    4,727,920   $      707,079
                                              ==============   ==============


            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            (Unaudited)
                                          March 31, 2005    June 30, 2004
                                          --------------    --------------

Current liabilities:
  Accounts payable and accrued expenses   $       27,056    $      126,764
  Due to affiliates                               47,738             3,598
                                          --------------    --------------
Total current liabilities                 $       74,794    $      130,362
                                          --------------    --------------

Non-current liabilities:
  Deferred income taxes                   $            0    $            0
                                          --------------    --------------

Long-Term Liabilities
  Debentures Payable - Net of Discounts   $    1,593,173    $            0
                                          --------------    --------------

Commitments and contingencies

Stockholders' equity:

  Preferred stock - $.01 par value,
    authorized 10,000,000 shares,
    issued: none                          $            0    $            0

  Common stock - $.05 par value,
    Authorized 50,000,000 shares,
    issued 35,126,016 shares at
    March 31, 2005 and 31,451,829
    shares at June 30, 2004                    1,756,302         1,572,592

  Additional paid-in capital                  11,746,563         8,972,467

  Accumulated deficit                        (10,442,912)       (9,968,342)
                                          --------------    --------------

Stockholders' equity                      $    3,059,953    $      576,717
                                          --------------    --------------

                                          $    4,727,920    $      707,079
                                          ==============    ==============


            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             For the Three     For the Three
                                              Months Ended      Months Ended
                                             March 31, 2005    March 31, 2004
                                             --------------    --------------

Revenue:
  Oil and gas sales                          $      126,449    $      114,734
                                             --------------    --------------

Total revenue                                $      126,449    $      114,734
                                             --------------    --------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                        $       88,707    $       51,879
  Selling, general and
    administrative expenses                         115,272           114,807
  Depreciation, depletion and
    amortization                                    183,503            30,322
                                             --------------    --------------

Total costs and expenses                     $      387,482    $      197,008
                                             --------------    --------------

Operating income (loss)                      $     (261,033)   $      (82,274)
                                             --------------    --------------

Non-operating income (expense):
  Gain (loss) on sales of securities         $            0    $            0
  Other income                                            0                 0
  Interest expense                                  (68,405)                0
  Amortization of loan costs                         (7,234)                0
                                             --------------    --------------

Total non-operating income (expense)         $      (75,639)   $            0
                                             --------------    --------------

Income (loss) before taxes:                  $     (336,672)   $      (82,274)

Provision for (benefit of) income taxes                   0                 0
                                             --------------    --------------

Net income (loss)                            $     (336,672)   $      (82,274)
                                             ==============    ==============

Net gain (loss) per common share
  - basic and diluted                        $       (0.010)   $       (0.003)
                                             ==============    ==============

Weighted average common shares outstanding
  - basic and diluted                            34,319,736        31,383,697
                                             ==============    ==============


            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the nine      For the nine
                                              Months Ended      Months Ended
                                             March 31, 2005    March 31, 2004
                                             --------------    --------------

Revenues:
  Oil and gas sales                          $      341,961    $      312,893
                                             --------------    --------------

Total revenues                               $      341,961    $      312,893
                                             --------------    --------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                        $      195,209    $      123,597
  Selling, general and
    administrative expenses                         235,913           210,094
  Depreciation, depletion and
    amortization                                    224,471            89,164
                                             --------------    --------------

Total costs and expenses                     $      655,593    $      422,855
                                             --------------    --------------

Operating income (loss)                      $     (313,632)   $     (109,962)
                                             --------------    --------------

Non-operating income (expense):
  Gain (loss) on sales of securities         $            0    $            0
  Other income                                            0                 0
  Interest expense                                 (140,489)                0
  Amortization of loan costs                        (20,449)                0
                                             --------------    --------------

Total non-operating income (expense)         $     (160,938)   $            0
                                             --------------    --------------

Income (loss) before taxes:                  $     (474,570)   $     (109,962)

Provision for (benefit of) income taxes                   0                 0
                                             --------------    --------------

Net income (loss)                            $     (474,570)   $     (109,962)
                                             ==============    ==============

Net gain (loss) per common share
  - basic and diluted                        $       (0.015)   $       (0.004)
                                             ==============    ==============

Weighted average common shares outstanding
  - basic and diluted                            32,432,029        31,271,349
                                             ==============    ==============


            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the nine      For the nine
                                                      Months Ended      Months Ended
                                                     March 31, 2005    March 31, 2004
                                                     --------------    --------------
Cash flows from operating activities:
Net income (loss)                                    $     (474,570)   $     (109,962)
Adjustments to reconcile net income (loss)
  to cash provided (used) by operating activities:
  Depreciation, depletion and amortization                  293,966            89,164
  Stock Grant Expense                                        59,288            93,050
  Stock Issued For Interest                                  91,289                 0
Net change in assets and liabilities:
  Increase (decrease) in accounts receivable                 40,424           (26,093)
  (Increase) decrease in prepaid expenses                         0                 0
  Increase (decrease) in loan from affiliate                 44,140              (178)
  Increase (decrease) in accounts payable and
    accrued liabilities                                     (99,708)           14,956
  Increase (decrease) in deferred taxes                           0                 0
                                                     --------------    --------------
Net cash provided (used) by operating activities     $      (45,171)   $       60,937
                                                     --------------    --------------


Cash flows from investing activities:
  Acquisition of oil & gas properties                $   (1,793,646)   $            0
  Advances on acquisition and development
    costs                                                  (345,420)                0
                                                     --------------    --------------
Net cash provided (used) by investing activities     $   (2,139,066)   $            0
                                                     --------------    --------------


Cash flows from financing activities:
  Issuance of convertible debt and warrants          $    2,635,000    $            0
  Loan costs incurred                                      (264,300)                0
  Changes in common stock                                         0                 0
  Paid in Capital                                                 0                 0
                                                     --------------    --------------
Net cash provided (used) by financing activities     $    2,370,700    $            0
                                                     --------------    --------------


Net increase (decrease) in cash and
    cash equivalents                                 $      186,463    $       60,937
                                                     --------------    --------------

Cash at beginning of period                                 193,213           117,450
                                                     --------------    --------------
Cash at end of period                                $      379,676    $      178,387
                                                     ==============    ==============


            See accompanying notes to condensed financial statements

                               CUBIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2004, Form 10-KSB and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of March 31, 2005, and for the three-month and nine-month periods ended March 31, 2005, and 2004, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Compensation, Including Stock Grants:

The following compensation plan was adopted on March 30, 2005, with conditional Grants authorized on March 30, 2005 subject to Shareholder approval. On March 30, 2005, the Compensation Committee for Cubic voted and authorized, and then the Board Of Directors conditionally approved, all subject to shareholder approval, these grants, in addition to all other grants previously issued: (i). 150,000 un-registered shares to Calvin Wallen III, (ii). 100,000 un-registered shares to Jon Stuart Ross, (iii). 70,000 un-registered shares to Rick Sepulvado, and (iv). 30,000 un-registered shares to Lindsey Tate Renteria. Further, the Compensation Committee for Cubic voted and authorized, and then the Board Of Directors conditionally approved, all subject to shareholder approval, Director and Committee compensation as follows, in addition to all other grants previously issued: (a). $1,000 cash compensation per Director for each actual meeting held, (b). reimbursement for reasonable and necessary expenses, (c). grants of 25,000 un-registered shares for yearly Director service, (d). grants of 8,000 un-registered shares for service on the Compensation Committee, and
(e). grants of 14,000 un-registered shares for service for upcoming audit committee, with the chairman to receive grants of 20,000 un-registered shares.

Further, as of January 1, 2005, as voted and authorized by the Compensation Committee, and approved by the Board Of Directors, cash compensation has been paid as follows: (i). Calvin Wallen III, $6,500.00 per month, and (b). Jon Stuart Ross, $5,000.00 per month.

The Company has not recorded any compensation cost with respect to the contingent issuance of stock under the above-referenced plan because of the uncertainty involved in obtaining shareholder approval. Compensation cost will be recognized once the plan has been formally approved and the shares are issued.

Convertible debt and warrants

On October 6, 2004, Cubic closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 (the "Debentures"), to a group of institutional and high net worth investors. The Debentures are secured by the collateral set forth in the Deed of Trust, Security Agreement, Assignment of Production and Fixture Filing attached to Form 8K filed October, 12, 2004. The Debentures pay an annual interest rate of 7% on a quarterly basis and are convertible into shares of the Company's common stock at a price of $.50 per share. The Company has the option to pay the interest on the Debentures in common stock. The investors also received warrants to purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00 per share. During the three months ended March 31, 2005, $700,000 of Debentures were converted to 1,400,000 shares of stock. 40,897 shares of stock were issued in lieu of cash to pay interest of $44,752 for the three months ended March 31, 2005.

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $510,961 has been recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original five year term of the Debentures as additional interest expense. Amortization for the three months ended March 31, 2005, was $23,496.

Cubic incurred loan costs of $264,300 on the issuance of the Debentures and Warrants. The amount allocable to the Debentures of $213,049 has been capitalized and is being amortized over the term of the Debentures. Amortization of loan costs was $9,797 for the three months ended March 31, 2005.

The proceeds of the Debentures have primarily been used for the acquisition of interests in oil and gas properties. Through December 31, 2004, Cubic incurred acquisition and development costs of $1,418,996 on properties with unproved reserves. Subsequent to December 31, 2004, the Company determined that the reserves acquired in this transaction have been proved. Accordingly, the associated acquisition and development costs have been transferred to proved properties and depletion has been computed in accordance with the full cost method. In addition, prepaid drilling costs, net of allocable expenses, have been advanced in the amount of $345,420.


Material Transaction

On or about January 11, 2005, The Company issued 1,531,661 shares of its common stock, $0.05 par value per share, to Caravel Resources Energy Fund 2003-II, L.P.
(the "Partnership") in exchange for a 0.1914575033 working interest in the Kraemer 24-1 Well, Desoto Parish, Township 14 N, Range 15 W, Section 24 (the
"Well").  The Company  also issued  468,339  shares of Common Stock to Calvin A.
Wallen III, the Company's  Chairman of the Board,  President and Chief Executive
Officer,  in exchange  for a  0.0585424967  working  interest  in the Well.  The
Company Common Stock closed at a price of $0.90 on January 10, 2005. The shares of Common Stock were issued by the Company in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.



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


                                                         3 Months Ended            9 Months Ended
                                                            March 31,                 March 31,
                                                        2005         2004         2005         2004
                                                     ---------    ---------    ---------    ---------
Net earnings (loss), as reported                     $(336,672)   $ (82,274)   $(474,570)   $(109,962)


Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of tax effect                     (4,375)      (8,866)     (13,125)     (26,598)
                                                     ---------    ---------    ---------    ---------


Pro forma net income (loss)                          $(341,045)   $ (91,140)   $(487,695)   $(136,560)
                                                     ---------    ---------    ---------    ---------

Earnings (loss) per common share:
   Basic - as reported                               $    (.01)   $    --      $    (.01)   $    --
   Basic - pro forma                                 $    (.01)   $    --      $    (.02)   $    --

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations:

Three Months Ended March 31, 2005 Compared To
Three Months Ended March 31, 2004
Gross Revenues for the three months ended March 31, 2005 increased from $114,734 at March 31, 2004 to $126,449 at March 31, 2005 due to increased gas production.

Oil and Gas Production, Operating and Development Costs increased from $51,879 (45% of oil and gas sales) at March 31, 2004 to $88,707 (70% of oil and gas sales) at March 31, 2004 due to more wells being brought online.

Operating Income decreased from a loss of $82,274 at March 31, 2004 to a loss of $336,672 at March 31, 2005 due to increased general & administrative costs and more wells being brought online.

Nine Months Ended March 31, 2005 Compared To
Nine Months Ended March 31, 2004
Gross Revenues for the nine months ended March 31, 2005 increased from $312,893 at March 31, 2004 to $341,961 at March 31, 2005 due to higher natural gas prices and increased gas production.

Oil and Gas Production, Operating and Development Costs increased from $123,597 (40% of oil and gas sales) at March 31, 2004 to $195,209 (57% of oil and gas sales) at March 31, 2005 due to more wells being brought online.

Operating Income decreased from a loss of $109,962 at March 31, 2004 to a loss of $474,570 at March 31, 2005 due to more wells being brought online.

Liquidity and Capital Resources:
Long-term debt of the company is currently $1,593,000, and was $1,593,000 on March 31, 2005, under the convertible debt financing obtained by the Company as mentioned in the preceding paragraphs.


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

The Company had put into the registry of The Court a cash Bond in the amount of $92,500. On or about March 14, 2005, the Trial Court issued a final ruling which ordered for Cubic to pay out to Kees $83,725.78 of the monies in the registry of The Court, with $8,774.22 of the monies in the registry of The Court refunded to Cubic.


ITEM 6. Exhibits and Reports
        (a).     Exhibits
                 31.1     Rule 13a-14(a)/15d-14(a) Certification
                 32.1     Section 1350 Certification
        (b).     Reports
                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      CUBIC ENERGY, INC.
                                                      (Registrant)


Date: May 16, 2005                                     /s/ Calvin A. Wallen, III
                                                      --------------------------
                                                      Calvin A. Wallen, III, CEO


Date: May 16, 2005                                     /s/ Jon Stuart Ross
                                                      --------------------------
                                                      Jon Stuart Ross, CFO