Form 10QSB/A
period 2005-03-31
CUBIC ENERGY INC
filed 2005-10-07
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

                               CUBIC ENERGY, INC.

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

     Independent Accountant's Report...........................................1

     Condensed Balance Sheets
     As of March 31, 2005 (unaudited) and June 30, 2004......................2,3

     Condensed Statements of Operations, (unaudited)
     For the three months ended March 31, 2005 and 2004........................4

     Condensed Statements of Operations, (unaudited)
     For the nine months ended March 31, 2005 and 2004.........................5

     Condensed Statements of Cash Flows, (unaudited)
     For the nine months ended March 31, 2005 and 2004.........................6

     Notes to Condensed Financial Statements............................7,8,9,10

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




                                                    PHILIP VOGEL & CO. PC

                                                    /s/ Philip Vogel & Co. PC


                                                    Certified Public Accountants


Dallas, Texas
May 16, 2005, except for Note A,
  as to which the date is October 2, 2005

ITEM 1. FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                  (Unaudited)
                                                 March 31, 2005    June 30, 2004
                                                 --------------   --------------

Current assets:
  Cash and cash equivalents                      $      379,676   $      193,213
  Accounts receivable                                    39,756           80,180
    Prepaid Drilling Costs                              345,420                0
    Prepaid Expenses                                     19,762                0
                                                 --------------   --------------
    Total current assets                         $      784,614   $      273,393
                                                 --------------   --------------


Property and equipment (at cost):
  Oil and gas properties, full cost method:
    Proved properties (including wells and
    related equipment and facilities)            $    4,074,309   $    1,537,625
  Unproven Properties                                 1,053,000                0
  Office and other equipment                              4,872              910
                                                 --------------   --------------
                                                 $    5,132,181   $    1,538,535
Less accumulated depreciation, depletion
  and amortization                                    1,303,606        1,104,849
                                                 --------------   --------------
                                                 $    3,828,575   $      433,686
                                                 --------------   --------------
Other Assets:
    Deferred Loan Costs - Net                    $      140,444   $            0
                                                 --------------   --------------

TOTAL ASSETS                                     $    4,753,633   $      707,079
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

Commitments and contingencies

Stockholders' equity:

  Preferred stock - $.01 par value,
    authorized 10,000,000 shares,
    issued: none                               $            0    $            0

  Common stock - $.05 par value,
    Authorized 50,000,000 shares,
    issued 35,126,016 shares at
    March 31, 2005 and 31,451,829
    shares at June 30, 2004                         1,756,302         1,572,592

  Additional paid-in capital                       11,746,563         8,972,467

  Accumulated deficit                             (10,417,199)       (9,968,342)
                                               --------------    --------------

Stockholders' equity                           $    3,085,666    $      576,717
                                               --------------    --------------

                                               $    4,753,633    $      707,079
                                               ==============    ==============











            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the Three     For the Three
                                                Months Ended      Months Ended
                                               March 31, 2005    March 31, 2004
                                               --------------    --------------

Revenue:
  Oil and gas sales                            $      126,449    $      114,734
                                               --------------    --------------

Total revenue                                  $      126,449    $      114,734
                                               --------------    --------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                          $       88,707    $       51,879
  Selling, general and
    administrative expenses                           115,272           114,807
  Depreciation, depletion and
    amortization                                      157,790            30,322
                                               --------------    --------------

Total costs and expenses                       $      361,769    $      197,008
                                               --------------    --------------

Operating income (loss)                        $     (253,320)   $      (82,274)
                                               --------------    --------------

Non-operating income (expense):
  Gain (loss) on sales of securities           $            0    $            0
  Other income                                              0                 0
  Interest expense                                    (68,405)                0
  Amortization of loan costs                           (7,234)                0
                                               --------------    --------------

Total non-operating income (expense)           $      (75,639)   $            0
                                               --------------    --------------

Income (loss) before taxes:                    $     (310,959)   $      (82,274)

Provision for (benefit of) income taxes                     0                 0
                                               --------------    --------------

Net income (loss)                              $     (310,959)   $      (82,274)
                                               ==============    ==============

Net gain (loss) per common share
  - basic and diluted                          $       (0.009)   $       (0.003)
                                               ==============    ==============

Weighted average common shares outstanding
  - basic and diluted                              34,319,736        31,383,697
                                               ==============    ==============








            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              For the nine      For the nine
                                              Months Ended      Months Ended
                                             March 31, 2005    March 31, 2004
                                             --------------    --------------

Revenues:
  Oil and gas sales                          $      341,961    $      312,893
                                             --------------    --------------

Total revenues                               $      341,961    $      312,893
                                             --------------    --------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                        $      195,209    $      123,597
  Selling, general and
    administrative expenses                         235,913           210,094
  Depreciation, depletion and
    amortization                                    198,758            89,164
                                             --------------    --------------

Total costs and expenses                     $      629,880    $      422,855
                                             --------------    --------------

Operating income (loss)                      $     (287,919)   $     (109,962)
                                             --------------    --------------

Non-operating income (expense):
  Gain (loss) on sales of securities         $            0    $            0
  Other income                                            0                 0
  Interest expense                                 (140,489)                0
  Amortization of loan costs                        (20,449)                0
                                             --------------    --------------

Total non-operating income (expense)         $     (160,938)   $            0
                                             --------------    --------------

Income (loss) before taxes:                  $     (448,857)   $     (109,962)

Provision for (benefit of) income taxes                   0                 0
                                             --------------    --------------

Net income (loss)                            $     (448,857)   $     (109,962)
                                             ==============    ==============

Net gain (loss) per common share
  - basic and diluted                        $       (0.014)   $       (0.004)
                                             ==============    ==============

Weighted average common shares outstanding
  - basic and diluted                            32,432,029        31,271,349
                                             ==============    ==============







            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                      For the nine      For the nine
                                                      Months Ended      Months Ended
                                                     March 31, 2005    March 31, 2004
                                                     --------------    --------------
Cash flows from operating activities:
Net income (loss)                                    $     (448,857)   $     (109,962)
Adjustments to reconcile net income (loss)
  to cash provided (used) by operating activities:
  Depreciation, depletion and amortization                  268,253            89,164
  Stock Grant Expense                                        59,288            93,050
  Stock Issued For Interest                                  91,289                 0
Net change in assets and liabilities:
  Increase (decrease) in accounts receivable                 40,424           (26,093)
  (Increase) decrease in prepaid expenses                         0                 0
  Increase (decrease) in loan from affiliate                 44,140              (178)
  Increase (decrease) in accounts payable and
    accrued liabilities                                     (99,708)           14,956
  Increase (decrease) in deferred taxes                           0                 0
                                                     --------------    --------------
Net cash provided (used) by operating activities     $      (45,171)   $       60,937
                                                     --------------    --------------


Cash flows from investing activities:
  Acquisition of oil & gas properties                $   (1,793,646)   $            0
  Advances on acquisition and development
    costs                                                  (345,420)                0
                                                     --------------    --------------
Net cash provided (used) by investing activities     $   (2,139,066)   $            0
                                                     --------------    --------------


Cash flows from financing activities:
  Issuance of convertible debt and warrants          $    2,635,000    $            0
  Loan costs incurred                                      (264,300)                0
  Changes in common stock                                         0                 0
  Paid in Capital                                                 0                 0
                                                     --------------    --------------
Net cash provided (used) by financing activities     $    2,370,700    $            0
                                                     --------------    --------------


Net increase (decrease) in cash and
    cash equivalents                                 $      186,463    $       60,937
                                                     --------------    --------------

Cash at beginning of period                                 193,213           117,450
                                                     --------------    --------------
Cash at end of period                                $      379,676    $      178,387
                                                     ==============    ==============






            See accompanying notes to condensed financial statements

                               CUBIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (Unaudited)

NOTE A - RESTATEMENT OF FINANCIAL STATEMENTS

Certain costs of acquisition of oil and gas properties were determined to be associated with proved reserves and the costs were moved to the proved category during the three months ended March 31, 2005. As a result, depletion was calculated on these costs under the full cost method. Upon further review, during year-end closing procedures, it was determined that approximately $1,053,000 in lease acquisition costs had been improperly moved to the proved category from the unproved category, and this amount has been re-categorized to the unproved category. The March 31, 2005, financial statements and Form 10-QSB are being amended to reflect this re-categorization and to restate the depletion taken. The net effect of this amendment is a reduction of depletion, total assets, net loss, and accumulated deficit by $25,713.

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

                                                      3 Months Ended            9 Months Ended
                                                         March 31,                 March 31,
                                                     2005         2004         2005         2004
                                                  ---------    ---------    ---------    ---------
Net earnings (loss), as reported                  $(310,959)   $ (82,274)   $(448,857)   $(109,962)


Deduct: Total stock-based employee compensation
expense determined under fairvalue based method
for all awards, net of tax effect                    (4,375)      (8,866)     (13,125)     (26,598)
                                                  ---------    ---------    ---------    ---------


Pro forma net income (loss)                       $(315,334)   $ (91,140)   $(461,982)   $(136,560)
                                                  ---------    ---------    ---------    ---------


Earnings (loss) per common share:
Basic - as reported                               $    (.01)   $    --      $    (.01)   $    --

Basic - pro forma                                 $    (.01)   $    --      $    (.01)   $    --

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         This amendment reclassifies property incorrectly transferred to proved,
back  to  the  unproven  category.  Accordingly,   depreciation,  depletion  and
amortization as been amended to reflect this change.

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

Operating Income decreased from a loss of $82,274 at March 31, 2004 to a loss of $310,959 at March 31, 2005 due to increased general & administrative costs and more wells being brought online.

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

Operating Income decreased from a loss of $109,962 at March 31, 2004 to a loss of $448,857 at March 31, 2005 due to more wells being brought online.

Liquidity and Capital Resources:

Long-term debt of the company is currently $1,930,000 and was $1,930,000 on March 31, 2005; and net of discounts, is currently $1,593,000, and was $1,593,000 on March 31, 2005, under the convertible debt financing obtained by the Company as mentioned in the preceding paragraphs.

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


                                                      CUBIC ENERGY, INC.
                                                      (Registrant)


Date: October 5, 2005                                 /s/ Calvin A. Wallen, III
                                                      --------------------------
                                                      Calvin A. Wallen, III, CEO


Date: October 5, 2005                                 /s/ Jon Stuart Ross
                                                      --------------------------
                                                      Jon Stuart Ross, CFO