Form 10KSB
period 2005-06-30
CUBIC ENERGY INC
filed 2005-10-07
CIK 319156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT
                          UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005
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

                                  972-686-0369
                           (Issuer's Telephone Number)

      Securities Registered Pursuant To Section 12(g) of the Exchange Act:
                     COMMON STOCK, PAR VALUE $.05 PER SHARE

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

         The issuer's revenues for the fiscal year ended June 30, 2005 were $469,442.

         As of June 30, 2005, the registrant had outstanding 35,161,976 shares of common stock, $.05 par value, which is registrant's only class of common stock. The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average bid and ask price and shares outstanding, was approximately $19,577,473 as of September 19, 2005. Shares of common stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               CUBIC ENERGY, INC.


                               TABLE OF CONTENTS                            Page
                                                                            ----

Item 1.       Description of Business and Properties...........................1
Item 2.       Description of Properties.......................................21
Item 3.       Legal Proceedings...............................................21
Item 4.       Submission of Matters to a Vote of Security Holders.............21
Item 5.       Market for Common Equity and Related Stockholder Matters........22
Item 6.       Management's Discussion and Analysis or Plan of Operations......23
Item 7.       Financial Statements............................................26
Item 8.       Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure........................................26
Item 8A.      Controls and Procedures.........................................26
Item 8B.      Other Information...............................................26
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange
              Act.............................................................27
Item 10.      Executive Compensation..........................................29
Item 11.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.................................30
Item 12.      Certain Relationships And Related Transactions..................32
Item 13.      Exhibits........................................................34
Item 14.      Principal Accountant Fees and Services..........................35

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

                                     PART I

Item 1.  Description of Business and Properties.

GENERAL

         Cubic Energy, Inc. is an independent energy company engaged in the development and production of, and exploration for, crude oil and natural gas. Our oil and gas assets are concentrated principally in Texas and Louisiana. At June 30, 2005, our total proved reserves were 85,986 BOE.

         Our predecessor was incorporated in October 1978 in the State of Texas. In March 1980, this entity was merged into a publicly held Utah corporation, with the surviving entity being Roseland Oil and Gas, Inc., a Utah corporation. In August 1991, Roseland Oil and Gas, Inc., the Utah corporation, was merged into an Oklahoma corporation and we relocated our corporate offices from Houston, Texas to Tulsa, Oklahoma. In October 1999, pursuant to approval of the shareholders, Roseland Oil and Gas, Inc. was merged into Cubic Energy, Inc., a Texas corporation. References to Cubic, Roseland or the Company include the Company and our predecessors unless the context otherwise requires. Our principal executive office is located at 9870 Plano Road, Dallas, Texas 75238, and our telephone number is (972) 686-0369.

         In December 1997, we entered into a Stock Purchase Agreement (the "Agreement") pursuant to which the Company issued 12,500,000 shares of our common stock in exchange for the conveyance to the Company of certain oil and gas properties by Calvin A. Wallen, III and his affiliates. In connection with the Stock Purchase Agreement, three of the five members of the Board of Directors resigned and new directors were appointed, including Mr. Wallen, who also became President and CEO of the Company.

DESCRIPTION OF BUSINESS

         Prior to the Agreement, we focused primarily on the acquisition of non-operated working interests and overriding royalty interests in oil and gas properties. Subsequent to the Agreement in December 1997, we moved our headquarters from Tulsa, Oklahoma to Garland, Texas in order to utilize an affiliate's assembled team of experienced management whose substantial expertise lay in acquisition, exploitation and development and the ability to manage both operated and non-operated oil and gas properties. Current management believes that the ability to operate our own properties will result in significant cost savings to the Company. In addition, after reviewing our existing property portfolio and refining our new business strategy, the management team initiated a divestment strategy to dispose of our non-strategic assets in non-core areas in order to concentrate on building core reserves. Pursuant to this strategy, we are reviewing plans to acquire and develop properties in our core areas in Texas and Louisiana, as well as establishing a drilling program for the drilling of exploratory, development and infill wells, a strategy previously unavailable to us due to the technical expertise and experience required and the lack of available resources. We have made substantial progress in redirecting our strategic business efforts and believe that attractive opportunities remain for acquisition and development of our remaining and future assets.

         On April 27, 2001, we completed an exchange offer pursuant to which we acquired (i) certain direct working interests in producing oil and/or natural gas wells (the "Working Interests") and (ii) all of the outstanding membership units in four privately held limited liability companies and approximately 9.85% of the membership interest in another privately held limited liability company, all of which are engaged in oil and/or natural gas exploration and production. The Working Interests consist of between 15% and 45% working interests in fourteen (14) wells. The Working Interests are part of projects operated by Tauren Exploration, Inc. ("Tauren"), an independent energy company, and Fossil Operating, Inc. ("Fossil") acts as the operator for some of the properties. Mr. Wallen is the sole shareholder, director and officer of Tauren and Fossil. The relationship between the Company and each of Tauren and Fossil were approved by our disinterested directors. The exchange offer was made to and was accepted by the various individual holders of the interests acquired. The Working Interests and the properties held are located in Texas and Louisiana. The consideration paid to the individuals who accepted the exchange offer was determined based on our valuation of the reserves underlying the interests acquired. The value of our common stock for purpose of the exchange offer was deemed to be $0.50 per share. In connection with the exchange offer, we issued approximately 11,141,256 shares of our common stock. In addition, as consideration for services rendered with respect to this exchange offer, C. K. Cooper & Company, Inc. and/or its principals and employees, received 111,413 shares of our common stock.

         Effective January 1, 2002, we entered into an agreement with Tauren whereby (i) Tauren exchanged and traded the accounts receivable of $856,712 owed by the Company for 856,712 shares of restricted Company common stock, (ii) the Company attained ground floor opportunities from Tauren to participate in Tauren's prospect and project inventory, and (iii) certain warrants were issued to Tauren from the Company to acquire restricted Company common stock. A copy of this agreement was filed with the Company's Form 10-QSB for the quarter ended March 31, 2002.

         In April 2002, the Company made the strategic decision not to renew the Red Rock, Louisiana leaseholds, which action has had a substantial impact on the income statement for the Company for the year ended June 30, 2002. Despite the impact, we believe the decision not to re-new the leases will be to the ultimate benefit of the Company.

         On June 1, 2002, Tauren assigned certain oil and gas properties to the Company for de minimis consideration. We already had an interest in some of the properties assigned by Tauren.

         On or about October 1, 2004, we closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 (the "Debentures"), to a group of institutional and high net worth investors. The Debentures are secured by the collateral set forth in the Deed of Trust, Security Agreement, Assignment of Production and Fixture Filing attached to our Form 8-K filed October 12, 2004. The Debentures pay an annual interest rate of 7% on a quarterly basis and are convertible into shares of our common stock at a price of $.50 per share. We have the option to pay the interest on the Debentures in common stock. The investors also received warrants to purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00 per share. During the fiscal year ended June 30, 2005, $705,000 of debt had been converted into 1,410,000 shares of common stock, and 145,137 shares of common stock were issued in lieu of cash to pay interest.

         We have allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $510,961 has been recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original five year term of the Debentures as additional interest expense.

         We incurred loan costs of $264,300 on the issuance of the Debentures and warrants. The amount allocable to the Debentures of $213,049 has been capitalized and is being amortized over the term of the Debentures. Amortization of loan costs was $28,258 for the year ended June 30, 2005.

         The proceeds of the Debentures have primarily been used for the acquisition of interests in oil and gas properties. Through December 31, 2004, we incurred acquisition and development costs of $1,418,996 on properties with unproved reserves. On or before March 31, 2005, we determined that the reserves acquired in this transaction were proved, and the associated acquisition and development costs were transferred to proved properties and depletion has been computed in accordance with the full cost method.

         However, upon audit and further review, it has been determined that approximately $1,053,000 in lease acquisition costs were improperly moved to the proved category from the unproved category, and this amount has been re-categorized to the unproved category. The March 31, 2005 Form 10-QSB for the Company is being amended to re-categorize the assets between proved and unproved, to restate the depletion and to restate the balance sheet accordingly. The net effect of this amendment will not result in a change in our total assets, but reflects a material change in asset classification. In addition, the balance of the prepaid drilling costs, net of allocable expenses, as of June 30, 2005, are $303,667.

         On or about January 11, 2005, we issued 1,531,661 shares of common stock to Caravel Resources Energy Fund 2003-II, L.P. (the "Partnership") in exchange for a 0.1914575033 working interest in the Kraemer 24-1 Well, Desoto Parish, Township 14 N, Range 15 W, Section 24 (the "Well"). The Company also issued 468,339 shares of common stock to Mr. Wallen in exchange for a
0.0585424967 working interest in the Well. The common stock closed at a price of $0.90 on January 10, 2005. The shares of common stock were issued by the Company in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

PRINCIPAL OIL AND GAS PROPERTIES

         The following table summarizes certain information with respect to our principal areas of operation at June 30, 2005.

                                                Percent        Present
                       Oil         Gas         of Proved        Value
         Areas        (Bbl)       (Mcf)        Reserves      (Disc @ 10%)
         -----        -----       -----        ---------     ------------

       Louisiana       360       297,796          65%          $690,800
         Texas         688       211,829          35%          $380,300
--------------------------------------------------------------------------------
         Total         1048      509,625         100%         $1,071,100

         Our Texas properties are situated in Palo Pinto, Eastland and Callahan Counties. Our Louisiana properties are situated in Caddo Parish and in Desoto Parish. At June 30, 2005, the Texas properties contained the majority of our proved reserves; however, it is anticipated that of our existing properties the ones in Louisiana will eventually contain the majority of our proved reserves. The Texas properties consist primarily of wells acquired by the Company in several transactions between 1991 and 2002 and through overriding royalty interests reserved in farm-out agreements in 1998 and 1999. The Louisiana properties were acquired on or about October 1, 2004 and January 11, 2005 in transactions described herein.

         In June 1998, we agreed to a farm-out agreement with Cummings Company, reserving a 6.25% overriding royalty interest in any wells drilled under that agreement. As of June 30, 2000, Cummings had completed its drilling program on the farmed out interest and completed four wells, the Reagan 11-1, Reagan 11-2, Reagan 11-3 and the Reagan 11-4.

         In addition, on December 10, 1998, we entered into an agreement with Tauren that provides for Tauren to drill on our Section 11 in Palo Pinto County, Texas. The agreement grants Tauren a farm-out with Cubic retaining a 7.5% overriding royalty interest. The agreement also provides for a preferential right in the event that Tauren, at some later date, decides to dispose of a part or all of their interest in the drilled wells.

         Our net production for the fiscal year ending June 30, 2005 for all of the Company wells averaged approximately 185 Mcf of natural gas per day and 1 barrel of oil per day.

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

         We are currently focusing our domestic exploration activities to develop our undeveloped leasehold opportunities in Louisiana and Texas. Currently we have exploration opportunities and seek to acquire additional leasehold interests in Caddo and Desoto Parishes, Louisiana, and in Palo Pinto, Callahan and Eastland Counties in Texas. These areas are a part of geologic studies utilizing regional trend surface analysis, 2-D and 3-D seismic data, AVO analysis and/or vast sub-surface control. Prospects have been developed from 4,000-10,500 feet in depth in the Cotton Valley, Hosston, Gloyd, Pettet, Paluxy, Strawn sandstone, Bend conglomerate and Caddo limestone.

         We also have included an acquisition strategy to our business plan that would allow us to capitalize on producing oil and gas acquisition targets.

MARKETING OF PRODUCTION

Crude Oil and Natural Gas

         Our production consists mainly of natural gas. We market our operated production of natural gas to two purchasers (i) in Texas, Enbridge Gathering, LP, as successor to Devon Gas Services LP, and (ii) in Louisiana, Crosstex Gulf Coast Marketing, Ltd. We sell our crude oil and condensate production at or near the well site, although in some cases it is gathered by us or others and delivered to a central point of sale. Our crude oil and condensate production is transported by truck or by pipeline and is typically committed to arrangements having a term of one year or less. We have not engaged in crude oil hedging or trading activities. We utilize short-term gas contracts with prices that are related to market conditions in varying degrees and have not engaged in natural gas hedging or futures trading.

         We believe we would be able to locate alternate purchasers in the event of the loss of any one of these purchasers, and that any such loss would not have a material adverse effect on our financial condition or results of operations. Revenue from the sale of natural gas totaled $447,470 for the fiscal year ended June 30, 2005 and represented 95% of our total oil and gas revenues for that fiscal year.

Price Considerations

         Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil ("NYMEX-WTI"). The average crude oil price per Bbl received by us in fiscal year 2005 was $43.42.


         Natural gas prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBTU for natural gas delivered at Henry Hub, Louisiana established on the NYMEX
("NYMEX-Henry Hub"). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2005 was $6.61.

OIL AND GAS RESERVES

         The   following   tables  set  forth  the  proved   developed,   proved
non-producing  and undeveloped  reserves at June 30, 2005, the estimated  future net revenues from such proved  reserves and the Present  Value and  Standardized
Measure of Discounted Future Net Cash Flows attributable to our reserves at June
30, 2005, 2004 and 2003:

                                                                                        10%
Category                Oil (Bbls)     Gas (Mcf)     Total (Mcfe)       Income        Discount
                       ------------   ------------   ------------   -------------   ------------
Proved Producing                989        250,889        262,757   $     616,200   $    478,300
Proved Non-Producing             59        258,736        259,444   $    1286,100   $    592,800
Proved Undeveloped             --             --             --              --             --

                                                         AT JUNE 30,
                                            ------------------------------------
                                               2005         2004         2003
                                            ----------   ----------   ----------
Proved Reserves:
     Oil (Bbl)....................                1048            0            0
     Gas (Mcf)....................             509,625      311,098      330,409
BOE...............................              85,986       51,850       55,068
Estimated future net revenues.....          $1,902,300     $975,468   $1,098,147
     (before income tax) .........
       Standardized Measure (1)...          $1,071,100     $731,913     $798,381
Proved developed reserves: .......
     Oil (Bbl) ...................                1048            0            0
      Gas (Mcf) ..................             509,625      311,098      330,409
BOE ..............................              85,986       51,850       55,068
Estimated future net revenues ....          $1,092,300     $975,468   $1,098,147
     (before income tax)..........
Present Value ....................          $1,071,100     $731,913     $798,381
Standardized Measure (1) .........          $1,071,100     $731,913     $798,381
Weighted average sales prices:....
     Oil (Bbl) ...................              $42.43       $32.16       $26.20
     Gas (Mcf) ...................               $6.61        $5.55        $4.91

-----------------------------
(1) The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value (using an annual discount rate of 10%) of estimated future net revenues from the production of proved reserves, after giving effect to income taxes. See the Supplemental Financial Information attached to the Financial Statements of the Company included elsewhere in this Report for additional information regarding the disclosure of the Standardized Measure information in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 69, "Disclosures about Oil and Gas Producing Activities."

         All information set forth in this Report relating to our proved reserves, estimated future net revenues and present values is taken from reports prepared by the Houston, Texas office of Netherland Sewell & Associates, Inc. ("NSA"), our new independent, petroleum engineering firm. The estimates of this engineering firm were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. No reports on our reserves have been filed with any federal agency. In accordance with guidelines of the SEC, our estimates of proved reserves and the future net revenues from which Present Values are derived are made using year end oil and gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net revenues, but such costs do not include debt service or general and administrative expenses.

         The reserve report from NSA showed a dramatic downward variance from the expectations of management for the Company in proved reserves, as NSA re-classified some thought to be proved reserves as possible or probable. The Company and its management believe that the significance of this variance in reserves is overridden in the investor confidence inspired by our association with NSA.

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

                                                     YEAR ENDED      YEAR ENDED
                                                   JUNE 30, 2005   JUNE 30, 2004
                                                   -------------   -------------

PRODUCTION VOLUMES:
    Oil (Bbl) ..................................             506             562
     Gas (Mcf) .................................          67,744          71,804

WEIGHTED AVERAGE SALES PRICES:
     Oil (per Bbl) .............................          $43.42          $32.16
     Gas (per Mcf) .............................           $6.61           $5.55

SELECTED EXPENSES PER BOE:
     Lease operating ...........................          $23.15          $14.88
      Depreciation, Depletion & Amortization....          $30.90          $ 8.36
     General and administrative ................          $33.47          $19.16

PRODUCTIVE WELLS AND ACREAGE

Productive Wells

         The following table sets forth our domestic productive wells at June 30, 2005:

        OIL                           GAS                        TOTAL
-----------------            -----------------            -----------------
Gross         Net            Gross         Net            Gross         Net
-----         ---            -----         ---            -----         ---
  0            0              17          13.65             17         13.65

Acreage

         The following table sets forth our undeveloped and developed gross and net leasehold acreage at June 30, 2005. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

   Undeveloped                   Developed                       TOTAL
-----------------            -----------------            -----------------
Gross         Net            Gross         Net            Gross         Net
-----         ---            -----         ---            -----         ---
 4928        1232             1122         939             6050         2171

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

OPERATIONS

         We are not the operator of our wells, but in most or all cases Fossil, an entity related to Mr. Wallen, is the operator.

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

EMPLOYEES

         At June 30, 2005, the Company had no full time employees. In January 2002, the Company entered into a new contract with an affiliate controlled by Mr. Wallen to provide certain technical administration and management services needed to conduct its business. The terms of the contract provided for personnel to be contracted at the affiliates true cost; which is more favorable to the Company than would be available from an unaffiliated third party.

FACILITIES

         The Company's principal executive and administrative offices are located at 9870 Plano Road, Dallas, Texas. The offices are subleased from an affiliate controlled by Mr. Wallen and the offices are owned by this affiliate. The monthly amount charged to the Company is based on actual costs of materials and man-hours of the affiliates that are used pursuant to the terms of the agreement. The Company believes that there is other appropriate space available in the event the Company should terminate its current leasing arrangement.

RISK FACTORS

         You should carefully consider the following risk factors, in addition to the other information set forth in this Report, before investing in shares of our common stock. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. Some information in this Report may contain "forward-looking" statements that discuss future expectations of our financial condition and results of operation. The risk factors noted in this section and other factors could cause our actual results to differ materially from those contained in any forward-looking statements.

         We face significant competition, and many of our competitors have resources in excess of our available resources.

         The oil and gas industry is highly competitive. We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of producing properties and sale of crude oil and natural gas. Our competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of our competitors are large, well established companies with substantially larger operating staffs and greater capital resources than us. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

         Exploratory drilling is a speculative activity that may not result in commercially productive reserves and may require expenditures in excess of budgeted amounts.

         Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond its control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. Our future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on our financial condition and results of operations.

         Our operations are also subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, down hole fires, mechanical failures, blowouts, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. We participate in insurance coverage maintained by the operator of its wells, although there can be no assurances that such coverage will be sufficient to prevent a material adverse effect to us in such events.

         We have a limited operating history in a capital-intensive business, and we will have a need for additional funds.

         From our inception through December 1997, we were engaged principally in non-operating activities. While our new management has extensive experience in oil and gas exploration and operating activities, we have had very limited experience in these operations. Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations and purchase equipment. At June 30, 2005, we had working capital of $576,294. As a result of our determination to operate in the future, our working capital requirements may be expected to increase significantly over prior periods. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

         On October 6, 2004, we closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 to a group of institutional and high net worth investors. Proceeds from the sale of the Debentures will be used to acquire a 25% interest in the Kraemer 24 #1 well located in the Bethany-Longstreet play of Northern Louisiana and the development of such play, including spudding two additional wells, which is anticipated to occur by the end of the year. The
Debentures pay an annual interest rate of 7% on a quarterly basis and are convertible into shares of our common stock at a price of $0.50 per share. We have the option to pay the interest on the Debentures in our common stock. The investors also received warrants to purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00. We have no commitments to obtain any additional debt or equity financing and there can be no assurance that additional funds will be available, when required, on terms favorable to us. Any future issuances of equity securities would likely result in dilution to our then existing shareholders while the incurring of additional indebtedness would result in increased interest expense and debt service changes. See "Management's Discussion and Analysis or Plan of Operations."

         We have a history of operating losses and may not be profitable in the future.

         We incurred losses before income tax provisions of $(784,526) and $(114,116) for the fiscal years ended June 30, 2005 and 2004. Our accumulated deficit as of June 30, 2005 was $(10,752,868). We do not have a bank line of credit. We have funded our operating losses, acquisitions and expansion costs primarily through a combination of private offerings of convertible debt, exempt transactions, equity securities and proceeds from the exercise of warrants. Our success in obtaining the necessary capital resources to fund future costs associated with our operations and expansion plans is dependent upon our ability to: (i) increase revenues through acquisitions and recovery of our proved producing and proved developed non-producing oil and gas reserves; (ii) maintain effective cost controls at the corporate administrative office and in field operations; and (iii) obtain the exercise of outstanding warrants. However, even if we achieve some success with our plans, there can be no assurance that we will be able to generate sufficient revenues to achieve significant profitable operations or fund our expansion plans. See "Management's Discussion and Analysis or Plan of Operations."

         We have substantial capital requirements necessary for undeveloped properties for which we may not be able to obtain adequate financing.

         The vast majority of our oil and gas reserves are classified as proved reserves. Recovery of the Company's future proved undeveloped reserves will require significant capital expenditures. Our management estimates that aggregate capital expenditures of approximately $3,000,000 will be required to fully develop some of these reserves in the next twelve months. No assurance can be given that our estimates of capital expenditures will prove accurate, that our financing sources will be sufficient to fully fund our planned development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

         Development of our properties will require additional capital resources. We have no commitments to obtain any additional debt or equity financing and there can be no assurance that additional financing will be available, when required, on favorable terms to us. The inability to obtain additional financing could have a material adverse effect on us, including requiring us to curtail significantly our oil and gas acquisition and development plans or farm-out development of our properties. Any additional financing may involve substantial dilution to the interests of our shareholders at that time. See "Management's Discussion and Analysis or Plan of Operations."

         Oil and natural gas prices fluctuate widely and low prices could have a material adverse impact on our business and financial results.

         Our revenues, profitability and the carrying value of its oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to:
(i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect our ability to market our production through such systems, pipelines or facilities. Substantially all of our gas production is currently sold to one gas marketing firm on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during fiscal 2003, fiscal 2004 and fiscal 2005, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

         We are subject to uncertainties in reserve estimates and future net cash flows.

         This prospectus contains estimates of our oil and gas reserves and the future net cash flows from those reserves, which have been prepared by certain independent petroleum consultants. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this prospectus are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this prospectus. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

         The  present  value  of  future  net  reserves  discounted  at 10% (the
"PV-10") of proved reserves referred to in this prospectus should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and
(iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, our reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors. See "Properties - Oil and Gas Reserves."

         We are subject to various operating and other casualty risks that could result in liability exposure or the loss of production and revenues.

         Our oil and gas business involves a variety of operating risks, including, but not limited to, unexpected formations or pressures, uncontrollable flows of oil, gas, brine or well fluids into the environment (including groundwater contamination), blowouts, fires, explosions, pollution and other risks, any of which could result in personal injuries, loss of life, damage to properties and substantial losses. Although we carry insurance at levels that we believe are reasonable, we are not fully insured against all risks. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our financial condition and operations.

         From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which we own an interest have been subject to production curtailments. The curtailments range from production being partially restricted to wells being completely shut-in. The duration of curtailments varies from a few days to several months. In most cases, we are provided only limited notice as to when production will be curtailed and the duration of such curtailments. We are not currently experiencing any material curtailment of our production.

         We  intend  to  increase  our  development  and,  to a  lesser  extent, exploration activities. Exploration drilling and, to a lesser extent, development drilling of oil and gas reserves involve a high degree of risk that no commercial production will be obtained and/or that production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs.

         Our business may suffer if we lose key personnel.

         We depend to a large extent on the services of Calvin A. Wallen, III, our President, Chairman of the Board, and Chief Executive Officer. The loss of the services of Mr. Wallen would have a material adverse effect on our operations. We have not entered into any employment contracts with our executive officer and have not obtained key personnel life insurance on Mr. Wallen.

         Certain of our affiliates control a majority of our outstanding common stock, which may affect your vote as a shareholder.

         Our executive officers, directors and their affiliates and certain 5% shareholders hold approximately 60% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

         Certain of our affiliates have engaged in business transactions with the Company, which may result in conflicts of interest.

         Certain officers, directors and related parties, including entities controlled by Mr. Wallen, the President and Chief Executive Officer, have engaged in business transactions with the Company which were not the result of arm's length negotiations between independent parties. Our management believes that the terms of these transactions were as favorable to us as those that could have been obtained from unaffiliated parties under similar circumstances. All future transactions between us and our affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of our Board of Directors.

         The liquidity, market price and volume of our stock is volatile, and our stock is subject to certain penny stock rules.

         Our common stock is traded on the Over-the-Counter Bulletin Board ("OTC BB"). The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, if our common stock does not continue to trade in that or another suitable trading market.

         There is presently only a limited public market for our common stock, and there is no assurance that a ready public market for our securities will develop. It is likely that any market that develops for our common stock will be highly volatile and that the trading volume in such market will be limited. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of our drilling results and other events or factors. In addition, the U.S. stock market has from time to time experienced extreme price and volume fluctuations that have affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our securities.

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

         We  may   experience   adverse   consequences   because   of   required
indemnification of officers and directors.

         Provisions of our Articles of Incorporation and Bylaws provide that we will indemnify any director and officer as to those liabilities and on those terms and conditions to the fullest extent of Texas law. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by us and prevent any recovery from our officers, directors, agents and employees for losses incurred by us as a result of their actions. Further, the SEC takes the position that indemnification against liability under the Securities Act is against the public policy as expressed in the Securities Act, and is, therefore, unenforceable.

         Certain anti-takeover provisions may discourage a change in control.

         Provisions of Texas law and our Articles of Incorporation and Bylaws may have the effect of delaying or preventing a change in control or acquisition of our Company. Our Articles of Incorporation and Bylaws include provisions for a classified Board of Directors (although we do not currently have a classified board), "blank check" preferred stock (the terms of which may be fixed by our Board of Directors without shareholder approval), purported limits on shareholder action by written consent in lieu of a meeting, and certain procedural requirements governing shareholder meetings. These provisions could have the effect of delaying or preventing a change in control of our Company.

         We do not intend to declare dividends in the foreseeable future.

         Our Board of Directors presently intends to retain all of our earnings for the expansion of our business. We therefore does not anticipate the distribution of cash dividends in the foreseeable future. Any future decision of our Board of Directors to pay cash dividends will depend, among other factors, upon our earnings, financial position and cash requirements.

         We may not have satisfactory title to our properties.

         Our contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At June 30, 2005, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

         We expect to make acquisitions of oil and gas properties from time to time subject to available resources. In making an acquisition, we generally focus most of our title and valuation efforts on the more significant properties. It is generally not feasible for us to review in-depth every property we purchase and all records with respect to such properties. However, even an in-depth review of properties and records may not necessarily reveal existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their deficiencies and capabilities. Evaluation of future recoverable reserves of oil and gas, which is an integral part of the property selection process, is a process that depends upon evaluation of existing geological, engineering and production data, some or all of which may prove to be unreliable or not indicative of future performance. To the extent the seller does not operate the properties, obtaining access to properties and records may be more difficult. Even when problems are identified, the seller may not be willing or financially able to give contractual protection against such problems, and we may decide to assume environmental and other liabilities in connection with acquired properties.

         We are subject to various governmental regulations which may cause us to incur substantial costs.

         Our operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas production and related operations are or have been subject to price controls, taxes and other laws and regulations relating to the oil and gas industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and affects our profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, because such laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

         Sales of natural gas by us are not regulated and are generally made at market prices. However, the Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by us, as well as the revenues received by us for sales of such production. Sales of our natural gas currently are made at uncontrolled market prices, subject to applicable contract provisions and price fluctuations that normally attend sales of commodity products.

         Since the mid-1980's, the FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of the FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, and the courts have largely upheld Order 636. Because further review of certain of these orders is still possible, and other appeals may be pending, it is difficult to exactly predict the ultimate impact of the orders on us and our natural gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets.

         While significant regulatory uncertainty remains, Order 636 may ultimately enhance our ability to market and transport our natural gas, although it may also subject us to greater competition, more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

         The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order 636 and, more recently, the price which shippers can charge for their released capacity. In addition, in 1995, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1997, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service rate making methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. While any additional FERC action on these matters would affect us only indirectly, these policy statements and proposed rule changes are intended to further enhance competition in natural gas markets. We cannot predict what action the FERC will take on these matters, nor can we predict whether the FERC's actions will achieve its stated goal of increasing competition in natural gas markets. However, we do not believe that we will be treated materially differently than other natural gas producers and marketers with which we compete.

         The price we receive from the sale of oil is affected by the cost of transporting such products to market. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil by interstate pipelines, although the most recent adjustment generally decreased rates. These regulations have generally been approved on judicial review. We are not able to predict with certainty the effect, if any, of these regulations on its operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil.

         The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration for and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of certain states limit the rate at which oil and gas can be produced from our properties. However, we do not believe we will be affected materially differently by these statutes and regulations than any other similarly situated oil and gas company.

         We are subject to various environmental risks which may cause us to incur substantial costs.

         Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling and transportation of oil and gas and the discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from our operations. The permits required for our various operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, penalties or injunctions. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us. The impact of such changes, however, would not likely be any more burdensome to us than to any other similarly situated oil and gas company.

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

         We generate typical oil and gas field wastes, including hazardous wastes that are subject to the federal Resources Conservation and Recovery Act and comparable state statutes. The United States Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, certain wastes generated by our oil and gas operations that are currently exempt from regulation as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

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

         We own or lease properties that for many years have produced oil and gas. We also own natural gas gathering systems. It is not uncommon for such properties to be contaminated with hydrocarbons. Although we or previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties or on or under other locations where such wastes have been taken for disposal. These properties may be subject to federal or state requirements that could require us to remove any such wastes or to remediate the resulting contamination. All of our properties are operated by third parties over whom we have limited control. Notwithstanding our lack of control over properties operated by others, the failure of the previous owners or operators to comply with applicable environmental regulations may, in certain circumstances, adversely impact us.

         We  may  be  responsible  for  additional   costs  in  connection  with
abandonment of properties.

         We are responsible for payment of plugging and abandonment costs on its oil and gas properties pro rata to our working interest. Based on our experience, we anticipate that the ultimate aggregate salvage value of lease and well equipment located on our properties will exceed the costs of abandoning such properties. There can be no assurance, however, that we will be successful in avoiding additional expenses in connection with the abandonment of any of our properties. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.

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

         "Farm-Out" means an agreement pursuant to which the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" and the assignor issues a "farm-out."

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

Item 2.  Description of Properties.

         See "Description of Business and Properties."

Item 3.  Legal Proceedings.

         The Company had filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al," bringing suit against Clifford Kees, William Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 and 12 are void. This lawsuit was filed on April 26, 1999. All section 11 preferential rights were returned to the Company on or about January 2002. However, Clifford Kees was to retain his 1% override interest in these Reagan Lease Sections.

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

         The Company was been denied a Re-Hearing as to clarification and a further reduction of the Judgment. The Company filed a Petition For Review with the Texas Supreme Court that was Denied on or about January 21, 2005.

         The Company had put into the registry of the Court a cash bond in the amount of $92,500. On or about March 14, 2005, the Trial Court issued a final ruling which ordered for Cubic to pay out to Kees $83,725.78 of the monies in the registry of the Court, with $8,774.22 of the monies in the registry of The Court refunded to Cubic.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Common Stock and Market

         The Company is traded on the OTC BB, with the trading symbol "QBIK".

         At June 30, 2005, there were 35,161,976 shares of common stock outstanding held by approximately 874 shareholders of record.

         In the fall of 1999, Roseland Oil and Gas, Inc. was merged into Cubic Energy, Inc., a Texas corporation and a wholly owned subsidiary of Roseland Oil and Gas, Inc. Under its Articles of Incorporation, Cubic is authorized to issue one class of 50,000,000 common shares, par value $0.05 per share, and one class of 10,000,000 preferred shares, par value $0.01 per share. An exchange of one common share of Roseland for one common share of Cubic was effectuated in the merger. At the time of the merger, and as of June 30, 2005, there were no preferred shares of the Company outstanding.

Common Stock Price Range

         The following table shows, for the periods indicated, the range of high and low bid information for our common stock as reported by the OTC BB. Any market for our common stock should be considered sporadic, illiquid and highly volatile. Prices reflect inter-dealer quotations, without adjustment for retail markup, markdowns or commissions, and may not represent actual transactions. Our common stock's trading range during the periods indicated is as follows:

         ------------------------------------------------- ---------- ----------
         Fiscal Year 2003                                     High        Low
         ------------------------------------------------- ---------- ----------
         1st quarter                                          $0.52      $0.30
         ------------------------------------------------- ---------- ----------
         2nd quarter                                          $0.49      $0.18
         ------------------------------------------------- ---------- ----------
         3rd quarter                                          $0.75      $0.28
         ------------------------------------------------- ---------- ----------
         4th quarter                                          $0.45      $0.25
         ------------------------------------------------- ---------- ----------


         ------------------------------------------------- ---------- ----------
         Fiscal Year 2004                                     High        Low
         ------------------------------------------------- ---------- ----------
         1st quarter                                          $0.45      $0.20
         ------------------------------------------------- ---------- ----------
         2nd quarter                                          $0.30      $0.11
         ------------------------------------------------- ---------- ----------
         3rd quarter                                          $0.60      $0.25
         ------------------------------------------------- ---------- ----------
         4th quarter                                          $1.00      $0.35
         ------------------------------------------------- ---------- ----------


         ------------------------------------------------- ---------- ----------
         Fiscal Year 2005                                     High        Low
         ------------------------------------------------- ---------- ----------
         1st quarter                                          $0.71      $0.30
         ------------------------------------------------- ---------- ----------
         2nd quarter                                          $0.72      $0.40
         ------------------------------------------------- ---------- ----------
         3rd quarter                                          $1.99      $0.85
         ------------------------------------------------- ---------- ----------
         4th quarter                                          $1.75      $1.01
         ------------------------------------------------- ---------- ----------

Dividend Policy

         We have neither declared nor paid any dividends on our common stock since our inception. Presently, we intend to retain our earnings, if any, to provide funds for expansion of our business. Therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, our operating and financial condition, our capital requirements, debt obligation agreements, general business conditions and other pertinent facts.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year in the two-year period ended June 30, 2005. The Company's Financial Statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

General

         The Company's future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. We have an inventory of exploration drilling locations to pursue after the fiscal year ending June 30, 2005. If we are unable to economically acquire or find significant new reserves for development and exploitation, the Company's oil and gas production, and thus its revenues, would likely decline gradually as its reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The oil and gas markets have historically been very volatile, and any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations, and could result in a reduction in the carrying value of the Company's proved reserves and adversely affect its access to capital.

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

         The reserve report from NSA showed a dramatic downward variance from the expectations of management for the Company in proved reserves, as NSA re-classified some thought to be proved reserves as possible or probable. The Company and its management believe that the significance of this variance in reserves is overridden in the investor confidence inspired by our association with NSA. Due to a significant price increase for both oil and natural gas subsequent to fiscal year end, this decrease in reserves was not subject to a ceiling test write-down.

RESULTS OF OPERATIONS

Comparison of Fiscal 2005 to Fiscal 2004 Revenues

HISTORICALLY PRESENTED:

         OIL AND GAS SALES increased 13% to $469,442 in the fiscal year ended June 30, 2005 ("fiscal 2005") from $414,741 in the fiscal year ended June 30, 2004 ("fiscal 2004"), due to higher oil and gas prices.

Costs and Expenses

HISTORICALLY PRESENTED:

         PRODUCTION AND OPERATING EXPENSE increased 46% to $273,074 in the year ended June 30, 2005 ("fiscal 2005") from $186,465 in the year ended June 30, 2004 ("fiscal 2004") due to bringing additional wells on line.

HISTORICALLY PRESENTED:

         DEPRECIATION, DEPLETION AND AMORTIZATION increased 348% to $364,496 in fiscal 2005 from $104,735 in fiscal 2004. The increase was primarily due to an increase in costs in the full-cost pool.

HISTORICALLY PRESENTED:

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("G&A") increased 64% to $394,827 in the year ended June 30, 2005 ("fiscal 2005") from $240,022 in the year ended June 30, 2004 ("fiscal 2004") because officer stock grants were expensed at a higher average stock price.

HISTORICALLY PRESENTED:

         INTEREST EXPENSE increased to $193,313 in the year ended June 30, 2005 ("fiscal 2005") from $75 in the year ended June 30, 2004 ("fiscal 2004") due to borrowing $2,635,000 on or about October 1, 2004.

HISTORICALLY PRESENTED:

         GAIN ON SALE OF ASSETS was $0 in the years ended June 30, 2005 ("fiscal 2005") and ended June 30, 2004 ("fiscal 2004") because no assets were sold in either year.

Net Income

HISTORICALLY PRESENTED:

         Net loss increased to reflect a loss of $784,526 in fiscal 2005 from a loss of $114,116 in fiscal 2004 as a result of increased interest expense, increased depreciation, depletion and amortization, and increased expenses.

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

         The Company had net working capital of $576,294 at June 30, 2005.

         The following discussion sets forth the Company's current plans for capital expenditures in fiscal 2006, and the expected capital resources needed to finance such plans.

Capital Expenditures

         At the present time, the Company anticipates an increase to spending on exploration and development activities during fiscal 2006 through the development of strategic alliances that will position the Company to take advantage of possible acquisition objectives that will fit into the Company's core activity areas of oil and gas production.

         The Company will increase its planned activities for fiscal 2006 if product prices remain strong and if we are able to obtain the capital resources necessary to finance such activities. See "BUSINESS - DRILLING, EXPLORATION AND PRODUCTION ACTIVITIES."

Working Capital and Cash Flow

HISTORICALLY PRESENTED:

         During fiscal 2005, the Company generated cash flow from operating activities of $(185,085).

         The Company's working capital increased to $576,294 at June 30, 2005 from $143,031 at June 30, 2004, due to a balance remaining from the $2,635,000 borrowed on or about October 1, 2004.

Capital Resources

         The Company cannot be certain that the funds which will be available from completed and pending sales of assets, and as combined with operating cash flow, will be adequate to fund the projected capital expenditures for fiscal 2006. However, because future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company's success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities.

         If funds available from asset sales, and as combined with operating cash flow, are not sufficient to fund its anticipated levels of capital expenditures, the Company will be required to seek alternative forms of capital resources, including the sale of other assets and the issuance of debt or equity securities. Although the Company believes it will be able to obtain funds pursuant to one or more of these alternatives, if needed, management cannot be assured that any such capital resources will be available to the Company. If additional capital resources are needed, but we are unable to obtain such capital resources on a timely basis, the Company may not be able to maintain a level of liquidity sufficient to meet its obligations as they mature or to implement its capital expenditures or develop its assets.

Inflation

         Although the level of inflation affects certain of the Company's costs and expenses, inflation did not have a significant effect on the Company's results of operations during fiscal 2004.

Information Systems For The Year 2000

         The Company completed implementation of a "Year 2000 Plan" in the fiscal year ended June 30, 2000; and through June 30, 2005, the Company experienced no effects of its information systems from "Y2K." Though not expected, it is still possible that "Y2K" issues could have a material effect on the operations, productivity, and profitability of the Company.

Item 7.  Financial Statements.

         The Report of Independent Accountants, Financial Statements and any supplementary financial data required by this Item are set forth on pages F-1 through F-20 of this Report and are incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

Item 8A.  Controls and Procedures.

         Our principal executive and financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures under Rule 13a-15 of the Exchange Act, are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principle executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

         We maintain a system of internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth the name and age of each director and executive officer and the period during which each has served as a director of the Company:

Directors and Executive Officers

         The following table provides information concerning each of our executive officers and directors as of June 30, 2005:
                                                                        Director
            Name         Age            Position with Cubic              Since
            ----         ---            -------------------              -----

Calvin A. Wallen, III     50    Chairman of the  Board, President and     1997
                                Chief Executive Officer
Jon S. Ross               41    Director, Chief Financial Officer and     1998
                                Secretary
Gene C. Howard            77    Director                                  1991
Herbert A. Bayer          55    Director                                  2003
Bob L. Clements           63    Director                                  2004
Alexander Montano         34    Director                                  2004

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

         JON S. ROSS has served as a director of the Company since April 1998 and as Secretary since November 1998. Since 1989, Mr. Ross has been a practicing attorney in Dallas, Texas specializing in the representation of over eighty corporate entities within the past fifteen years. He has served on several community and not-for-profit committees and Boards and has been asked to speak to corporate and civic leaders on a variety of corporate law topics. Mr. Ross graduated from St. Mark's School of Texas with honors in 1982 and graduated from the University of Texas at Austin in 1986 with a B.B.A. in Accounting. He then graduated from the University of Texas School of Law in 1989 attaining a Juris Doctorate degree.

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

         HERBERT A. BAYER has served as a director of Cubic Energy, Inc. since May, 2003. Mr. Bayer is uniquely positioned to help in the growth of the company and increase shareholder value. His career over the last 20 years has lead him to be the top salesman for ITRON. He has worked with Investor Owned utilities, Government Run Municipalities and Electric Cooperatives. He has served as Vice President of two companies and on Board of Directors of a third. His major course of study at Indiana State University was Business Management and has broadened his knowledge base with additional study in courses such as Miller Heiman Strategic Selling, IBM Management, Dale Carnegie, Professional Management Techniques, Contract Negotiations and Human Relations. Mr. Bayer is currently the Director of Client Services for Communications and Information Solutions for CH2M HILL, a $3.5 billion world-wide company. He is working in Global Information Systems mainly in the Homeland Security market. His work experience includes work in Electronic Meter Reading, Automatic Meter Reading, Load Research, Internet Applications and Customer Information.

         BOB L. CLEMENTS joined the Company's board of directors in February 2004. Mr. Clements was born and raised in Texas. Mr. Clements has a degree in the OPM Program from the Harvard Business School. Mr. Clements has been in the wholesale food and restaurant business for over thirty years, currently controlling the largest independent producer of stuffed jalapenos and corn dogs as well as two successful restaurants in the Rockwall, Texas area. Mr. Clements has served and currently serves on a variety of profit and charitable committees and boards.

         ALEXANDER MONTANO is President of C. K. Cooper & Company, Inc., an investment banking boutique. Mr. Montano has managed the energy practice at C.
K. Cooper & Company, Inc. since 1997 and has completed over $500 million worth of investment banking transactions during this time. Prior to this, Mr. Montano was an oil and gas industry analyst, where he was recognized by several leading publications, including Zacks, as a five star analyst, The Wall Street Journal in their "Best on The Street" special edition in 2003 and by Starmine Research. Prior to 1996, Mr. Montano was director of Research at Brookstreet Securities where he specialized in following early stage energy issues. Mr. Montano has been a recognized speaker at various conferences on energy-related topics and is a member of the IPAA. Mr. Montano attended the University of Southern California and Chapman University. Mr. Montano also serves on the board of directors of CardioVascular BioThereputics, Inc.

         There are no family relationships among any of the directors or executive officers of the Company. See "Certain Relationships and Related Transactions" for a description of transactions between the Company and its directors, executive officers or their affiliates.

Audit Committee; Financial Expert

         The Audit Committee is comprised of Messrs. Howard (Chairman), Clements and Bayer. All of the members of the Audit Committee are "independent" under the rules of the SEC. The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. Howard is the sole "audit committee financial expert" on the Audit Committee.

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

         Based on the Company's review of reports, the Company believes that the directors, executive officers, and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

Code of Ethics

         The Company has adopted a Code of Ethics that applies to its directors, officers and employees. The Company will provide a copy of its Code of Ethics, without charge, to any stockholder who makes such request in writing to the Company, attention: Secretary.

Item 10.  Executive Compensation.

         The total cash compensation for the three fiscal years ended June 30, 2005, for Calvin A. Wallen, III, the Company's current Chief Executive Officer and Jon S. Ross, the Company's current Secretary is set forth below in the following Summary Compensation Table. The Company has retained a Chief Financial Officer, to be phased in to those duties by October 1, 2005. The cash compensation for the Officers below did not commence until January 1, 2005. No other person received cash compensation in excess of $100,000 during the fiscal year ended June 30, 2005.

                           Summary Compensation Table

                                           Fiscal       Annual      Other Annual
Name and Principal Position                 Year        Salary      Compensation
---------------------------                 ----        ------      ------------

Calvin A. Wallen, III, President and CEO    2005        $78,000           0
                                            2004           0              0
                                            2003           0              0
Jon S. Ross, Secretary                      2005        $60,000           0
                                            2004           0              0
                                            2003           0              0

         Warrants were granted to an affiliate of Calvin A. Wallen, III effective January 1, 2002, as described in that agreement attached as an exhibit to the March 31, 2002, Form 10-QSB, which have all expired.

Stock Grants

         On September 12, 2003, the Directors of Cubic tentatively approved of a Director and Officer compensation plan as follows: (i) Directors of record as of June 1, 2003 would receive 24,000 restricted Cubic common shares (16,000 shares per year, multiplied by 1.5 years) for years of prior service, (ii) the President/CEO of Cubic would receive 45,000 restricted Cubic common shares (30,000 share per year, multiplied by 1.5 years) for years of prior service,
(iii) the Secretary of Cubic would receive 22,500 restricted Cubic common shares (15,000 shares per year, multiplied by 1.5 years) for prior years of service,
(iv) going forward, Directors would receive 16,000 restricted Cubic common shares per year of service, (v) going forward, the President/CEO would receive 30,000 restricted Cubic common shares per year of service, (vi) going forward, the Secretary would receive 15,000 restricted Cubic common shares per year of service, (vii) Audit Committee members would receive 10,000 restricted Cubic common shares per audit, and, (viii) any Compensation Committee member, should one be formed, would receive 3,000 restricted Cubic common shares per year of service. On October 25, 2004, Cubic issued 155,000 common shares of stock to its Officers and Directors pursuant to this plan. Based on a then market price of $0.51 per share, Cubic recorded a compensation expense of $79,050 for the year; which expense is recorded in the above financial statements as a selling, general and administrative expense.

         The following compensation plan was adopted on March 30, 2005, with conditional Grants authorized on March 30, 2005 subject to Shareholder approval. On March 30, 2005, the Compensation Committee for Cubic voted and authorized, and then the Board Of Directors conditionally approved, all subject to shareholder approval, these grants, in addition to all other grants previously issued: (i) 150,000 un-registered shares to Calvin Wallen III, (ii) 100,000 un-registered shares to Jon Stuart Ross, (iii) 70,000 un-registered shares to Rick Sepulvado, and (iv) 30,000 un-registered shares to Lindsey Tate Renteria. Further, the Compensation Committee for Cubic voted and authorized, and then the Board Of Directors conditionally approved, all subject to shareholder approval, Director and Committee compensation as follows, in addition to all other grants previously issued: (a) $1,000 cash compensation per Director for each actual meeting held, (b) reimbursement for reasonable and necessary expenses, (c) grants of 25,000 un-registered shares for yearly Director service, (d) grants of 8,000 un-registered shares for service on the Compensation Committee, and (e) grants of 14,000 un-registered shares for service for upcoming audit committee, with the chairman to receive grants of 20,000 un-registered shares.

         The Company has not recorded any compensation cost with respect to the contingent issuance of stock under the above-referenced plan because of the uncertainty involved in obtaining shareholder approval. Compensation cost will be recognized once the plan has been formally approved and the shares are issued.

Pro forma Information Related to Stock Options

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth the number of shares of the Company's common stock beneficially owned, as of June 30, 2005 by (i) each person known to the Company to beneficially own more than 5% of the common stock of the Company (the only class of voting securities now outstanding), (ii) each director and executive officer, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the number of shares and percentage of ownership of common stock for each of the stockholders set forth below assumes that shares of common stock that the stockholder may acquire within sixty days of June 30, 2005 are outstanding.

                                                                   Approximate
 Name and Address                     Number of Shares          Percent of Class
 ----------------                     ----------------          ----------------

Calvin A. Wallen, III                   9,685,712(1)                 27.6%
9870 Plano Road
Dallas, TX  75238

William Bruggeman                       10,307,303(2)                29.3%
20 Anemone Circle
North Oaks, MN  55127

Gene Howard                              408,245(3)                   1.2%
2402 East 29th St.
Tulsa, OK  74114

                                           302,000                     *
Bob Clements
9870 Plano Road
Dallas, TX  75238
                                         194,287(4)                    *
Herbert Bayer
9870 Plano Road
Dallas, TX  75238
Alexander Montano                         66,000(5)                    *
18300 Von Karman Avenue
Suite 700
Irving, CA  92612

Jon S. Ross                              147,500(6)                    *
9870 Plano Road
Dallas, TX  75238

All officers and directors               10,803,744                  30.8%
as a group (6 persons)

--------------------------------------
* - Less Than One Percent
(1) Includes 1,641,216 shares held by Tauren Exploration, Inc., an entity controlled by Mr. Wallen, includes 500,000 shares held by spouse, and includes 240,000 shares held by minor children.
(2) Includes 834,000 shares held by Diversified Dynamics Corp., a company controlled by William Bruggeman; includes 120,000 shares owned by Consumer Products Corp. in which Mr. Bruggeman's spouse, Ruth, is a joint owner; and includes 8,913,303 shares held jointly by William Bruggeman & Ruth Bruggeman as joint tenants with rights of survivorship.
(3) Includes 322,245 shares are held by Mr. Howard's spouse, Belva, of which Mr. Howard disclaims beneficial ownership.
(4) Includes 132, 287 shares held with spouse as joint tenants with rights of survivorship.
(5) Includes 55,000 shares held by C. K. Cooper & Company, Inc. and 1000 shares held by minor children.
(6)      Includes 3000 shares held by minor children.

Item 12.  Certain Relationships And Related Transactions.

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

         On December 1, 1997, the Company entered into a contract with an affiliate controlled by Calvin A. Wallen III, our Chairman of the Board, Chief Executive Officer and President, to provide certain technical, administrative and management services needed to conduct its business. The terms of the contract provided for personnel to be contracted at current market rates in effect at the time the agreement was executed. In addition, the offices are subleased from an affiliate controlled by Mr. Wallen. The monthly amount charged to the Company is based on actual costs of materials and man-hours of the affiliates that are used pursuant to the terms of the agreement. As of January 1, 2002, the Company entered into a favorable arrangement with Mr. Wallen for the continued provision of staff and services on a prorated and/or as needed basis.

         On December 10, 1998, the Company entered into an agreement with Tauren that provides for Tauren to drill on the Company's Section 11 in Palo Pinto County, Texas. The agreement grants Tauren a farm-out retaining a 7.5% overriding royalty interest. The agreement also grants the Company preferential rights in the event that Tauren, at some later date, decides to divest part or all of their interests in the drilled wells. Tauren is an affiliate of Mr. Wallen.

         On April 27, 2001, the Company completed an exchange offer pursuant to which it acquired (i) certain direct working interests in producing oil and/or natural gas wells (the "Working Interests") and (ii) all of the outstanding membership units in four privately held limited liability companies and approximately 9.85% of the working interest in another privately held limited liability company, all of which are engaged in oil and/or natural gas exploration and production. The Working Interests consist of between 15% and 45% working interests in fourteen (14) wells. The Working Interests are part of projects operated by Tauren, an independent energy company, and Fossil acts as the operator for some of the properties. Mr. Wallen is the sole shareholder, director and officer of Tauren and Fossil. The relationship between the Company and each of Tauren and Fossil were approved by the disinterested directors of the Company. The exchange offer was made to and was accepted by the various individual holders of the interests acquired. The Working Interests and the properties held are located in Texas and Louisiana. The consideration paid to the individuals who accepted the exchange offer was determined based on the Company's valuation of the reserves underlying the interests acquired. The value of the Company's common stock for purpose of the exchange offer was deemed to be $0.50 per share. In connection with the exchange offer, the Company issued approximately 11,141,256 shares of the Company's common stock. In addition, as consideration for services rendered with respect to this exchange offer, C. K. Cooper & Company, Inc., and/or its principals and employees, received 111,413 shares of the Company's common stock.

         Effective January 1, 2002, the Company entered into an Agreement with Tauren whereby (i). Tauren exchanged and traded the accounts receivable of $856,712 owed by the Company for 856,712 shares of restricted Company common stock, (ii) the Company attained ground floor opportunities from Tauren to participate in Tauren's prospect and project inventory, and (iii) certain warrants were issued to Tauren from the Company to acquire restricted Company common stock. A copy of this Agreement was filed with the Company's Form 10-QSB for the period ended March 31, 2002.

         In April, 2002, the Company made the strategic decision not to renew the Red Rock Louisiana leaseholds, which action has had a substantial impact on the June 30, 2002 income statement for the Company. Despite the impact, the Company believes the decision not to renew the leases will be to the ultimate benefit of the Company.

         On June 1, 2002, Tauren assigned certain oil and gas properties to the Company for de minimis consideration. The Company already had an interest in some of the properties assigned for Tauren.

         On or about October 1, 2004, Alexander Montano, prior to being a Director of the Company, received a commission in connection with the Company's $2,635,000 debt financing transaction.

         On or about January 11, 2005, the Company issued 1,531,661 shares of its common stock to Caravel Resources Energy Fund 2003-II, L.P. (the "Partnership") in exchange for a 0.1914575033 working interest in the Kraemer 24-1 Well, Desoto Parish, Township 14 N, Range 15 W, Section 24 (the "Well"). The Company also issued 468,339 shares of its common stock to Calvin A. Wallen III, the Company's Chairman of the Board, President and Chief Executive Officer, in exchange for a 0.0585424967 working interest in the Well.

Item 13.  Exhibits.

      Exhibit
        No.     Description
      -------   -----------
        3.1     Articles of Incorporation  (incorporated by reference to Exhibit
                3.1 to  the  Registrant's  Form  10-QSB  for  the  period  ended
                September 30, 1999, filed with the SEC on November 23, 1999).

        3.2     Bylaws   (incorporated  by  reference  to  Exhibit  3.2  to  the
                Registrant's Form 10-KSB for the period ended June 30, 2000, filed with the SEC on September 27, 2000).

        10.1 Stock Purchase Agreement, dated December 7. 1997, among the Company, Calvin A. Wallen, III or his designees, Diversified Dynamics, William and Ruth Bruggeman (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 24, 1997).

        10.2 Agreement, dated as of January 1, 2002, between the Company and Tauren Exploration, Inc. (incorporated by reference to Exhibit
                10.1 of the Company's 10-QSB, filed with the SEC for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002).

        10.3 Securities Purchase Agreement, effective as of September 30, 2004, among Cubic Energy, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on October 12, 2004).

        10.4 Form of 7% Senior Secured Convertible Debenture Due September 30, 2009 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the SEC on October 12, 2004).

        10.5 Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed with the SEC on October 12, 2004).

        10.6 Registration Rights Agreement, effective as of September 30, 2004, among Cubic Energy, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on October 12, 2004).

        10.7 Deed of Trust, Security Agreement, Assignment of Production and Fixture Filing, effective as of September 30, 2004, from Cubic Energy, Inc. to Alex Montano, as Trustee, for the benefit of C.
                K. Cooper & Company, as Lender on behalf of Investors of 7% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K, filed with the SEC on October 12, 2004).

        10.8 Agreement between the Company on one hand and Calvin A.Wallen, III on the other hand (incorporated by reference to the Company's 8-K filed on January 14, 2005).

        23.1*   Consent of Philip Vogel & Co., PC

        31.1*   Rule 13a-14(a)/15d-14(a) Certifications

        32.1*   Section 1350 Certifications

      -----------------------------------
         * Filed herewith.

Item 14.  Principal Accountant Fees and Services.

                        July 1, 2003-June 30, 2004    July 1, 2004-June 30, 2005
                       ---------------------------    --------------------------

Audit Fees                       $16,000                       $16,000
Audit-Quarterly Fees               6,100                       $11,350
Tax Fees                           2,800                       $ 3,550
Registration Fees                  1,750                       $ 2,400
                                 -------                       -------
          Total                  $26,650                       $33,300
                                 =======                       =======

        All of the foregoing services were rendered to the Company by Philip Vogel & Co., PC, and were pre-approved by the Audit Committee.

                                   SIGNATURES

        In accordance with the Section 13 or 15(d) of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of October, 2005.


                                                   CUBIC ENERGY, INC.


                                                   By: /s/ Calvin A. Wallen, III
                                                      --------------------------
                                                      Calvin A. Wallen, Iii
                                                      President And Chief
                                                      Executive Officer


                                                   By: /s/Jon Stuart Ross
                                                      --------------------------
                                                      Jon Stuart Ross
                                                      Chief Financial Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Title                          Date
        ---------                       -----                          ----

/s/ Calvin A. Wallen, III      President, Chief Executive        October 4, 2005
-------------------------
Calvin A. Wallen, III          Officer and Director

/s/ Jon Stuart Ross            Chief Financial Officer,          October 4, 2005
-------------------------
Jon Stuart Ross                Director, Secretary

/s/ Gene Howard                Director                          October 4, 2005
-------------------------
Gene Howard

/s/ Herbert A. Bayer           Director                          October 4, 2005
-------------------------
Herbert A. Bayer

/s/ Bob Clements               Director                          October 4, 2005
-------------------------
Bob Clements

/s/ Alex Montano               Director                          October 4, 2005
-------------------------
Alex Montano

                               CUBIC ENERGY, INC.

                              FINANCIAL STATEMENTS
                                       and
                          INDEPENDENT AUDITORS' REPORT

                                  JUNE 30, 2005

                               CUBIC ENERGY, INC.

                              FINANCIAL STATEMENTS
                                       and
                          INDEPENDENT AUDITORS' REPORT

                                  JUNE 30, 2005







                                 C O N T E N T S

                                                                            Page

Independent Auditors' Report................................................  1

Financial Statements:

  Balance Sheets............................................................  2

  Statements of Operations..................................................  3

  Statements of Changes in Stockholders' Equity.............................  4

  Statements of Cash Flows..................................................  5

  Notes to Financial Statements.............................................6-20

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Cubic Energy, Inc.



We have audited the balance sheets of Cubic Energy, Inc., a Texas corporation, as of June 30, 2005 and 2004, and the related statements of operations, of changes in stockholders' equity and of cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cubic Energy, Inc. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.



                                                    PHILIP VOGEL & CO. PC




                                                    Certified Public Accountants

Dallas, Texas

September 23, 2005

                               CUBIC ENERGY, INC.

                                 BALANCE SHEETS
                             JUNE 30, 2005 AND 2004


                                                       2005            2004
                                                   ------------    ------------
Assets

Current assets:
Cash and cash equivalents                          $    257,253    $    193,213
Accounts receivable - trade                              34,354          80,180
Prepaid drilling costs                                  303,666            --
                                                   ------------    ------------

Total current assets                               $    595,273    $    273,393



Property and equipment (at cost):
Oil and gas properties, full cost method:
Proved properties (including wells and
related equipment and facilities)                  $  4,098,571    $  1,537,625
Unproven properties                                   1,053,000            --
Office and other equipment                                4,873             910
                                                   ------------    ------------

                                                   $  5,156,444    $  1,538,535
Less accumulated depreciation, depletion
and amortization                                      1,469,345       1,104,849
                                                   ------------    ------------
                                                      3,687,099         433,686
Other assets:
Deferred loan costs - net                               132,639            --
                                                   ------------    ------------

                                                   $  4,415,011    $    707,079
                                                   ============    ============


                                                       2005            2004
                                                   ------------    ------------

Liabilities and stockholders' equity

Current liabilities:
Accounts payable and accrued expenses              $     11,261    $    126,764
Due to affiliates                                         7,717           3,598
                                                   ------------    ------------

Total current liabilities                          $     18,978    $    130,362

Long-term liabilities
Debentures payable - net of discounts              $  1,611,886    $       --
                                                   ------------    ------------
                                                      1,611,886            --
Commitments and contingencies (Note G)

Stockholders' equity:
Preferred stock - $.01 par value,
authorized 10,000,000 shares,
issued none                                        $       --      $       --
Common stock - $.05 par value, authorized
50,000,000 shares, issued 35,161,963
shares in 2005 and 31,451,826 in 2004                 1,758,100       1,572,592
Additional paid-in capital                           11,778,915       8,972,467
Accumulated deficit                                 (10,752,868)     (9,968,342)
                                                   ------------    ------------

Stockholders' equity                                  2,784,147         576,717
                                                   ------------    ------------

                                                   $  4,415,011    $    707,079
                                                   ============    ============


The accompanying notes are an integral part of these statements.


                               CUBIC ENERGY, INC.

                            STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003


                                                         2005           2004           2003
                                                     -----------    -----------    -----------
Revenues:
Oil and gas sales                                    $   469,441    $   414,741    $   356,636
                                                     -----------    -----------    -----------

Total revenues                                       $   469,441    $   414,741    $   356,636
                                                     -----------    -----------    -----------

Costs and expenses:
Oil and gas production, operating and
development costs                                    $   273,074    $   186,465    $   167,303
Selling, general and administrative expenses             394,827        240,022        175,201
Depreciation, depletion and amortization                 364,496        104,735        119,249
                                                     -----------    -----------    -----------

Total costs and expenses                             $ 1,032,397    $   531,222    $   461,753
                                                     -----------    -----------    -----------

Operating income (loss)                              $  (562,956)   $  (116,481)   $  (105,117)
                                                     -----------    -----------    -----------

Non-operating income (expense):
Legal judgment                                       $      --      $      --      $  (112,000)
Other income                                                --            2,440           --
Interest expense                                        (193,313)           (75)            (4)
Amortization of loan costs                               (28,257)          --             --
                                                     -----------    -----------    -----------

Total non-operating income (expense):                $  (221,570)   $     2,365    $  (112,004)
                                                     -----------    -----------    -----------

Income (loss) from operations before income taxes:   $  (784,526)   $  (114,116)   $  (217,121)

Provision for income taxes                                  --             --             --
                                                     -----------    -----------    -----------

Net loss                                             $  (784,526)   $  (114,116)   $  (217,121)
                                                     ===========    ===========    ===========

Net loss per common share - basic and diluted        $     (0.02)   $     (0.00)   $     (0.01)
                                                     ===========    ===========    ===========






The accompanying notes are an integral part of these statements.


                               CUBIC ENERGY, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003




                                                                          Common Stock
                                                    Cumulative    ---------------------------
                                                     preferred       Shares          Par
                                                       stock      outstanding       value
                                                   ------------   ------------   ------------
Balance, June 30, 2002                                     --       31,180,326   $  1,559,017

Net loss, year ended June 30, 2003                         --             --             --
                                                   ------------   ------------   ------------

Balance, June 30, 2003                                     --       31,180,326   $  1,559,017

Stock issued under compensation plan                       --          271,500         13,575

Net loss, year ended June 30, 2004                         --             --             --
                                                   ------------   ------------   ------------

Balance, June 30, 2004                                     --       31,451,826   $  1,572,592

Debt proceeds allocated to warrants                        --             --             --
Stock issued under compensation plan                       --          155,000          7,750
Stock issued under convertible debenture                   --        1,410,000         70,500
agreements
Stock issued in payment of interest obligations            --          145,137          7,258
Stock issued for acquisition of property interests         --        2,000,000        100,000

Net loss, year ended June 30, 2005                         --             --             --
                                                   ------------   ------------   ------------

Balance, June 30, 2005                                     --       35,161,963   $  1,758,100
                                                   ============   ============   ============

                                                     Additional                      Total
                                                      paid-in     Accumulated    stockholders'
                                                      capital        deficit        equity
                                                   ------------   ------------   ------------

Balance, June 30, 2002                             $  8,892,992   $ (9,637,105)  $    814,904

Net loss, year ended June 30, 2003                         --         (217,121)      (217,121)
                                                   ------------   ------------   ------------

Balance, June 30, 2003                             $  8,892,992   $ (9,854,226)  $    597,783

Stock issued under compensation plan                     79,475           --           93,050

Net loss, year ended June 30, 2004                         --         (114,116)      (114,116)
                                                   ------------   ------------   ------------

Balance, June 30, 2004                             $  8,972,467   $ (9,968,342)  $    576,717

Debt proceeds allocated to warrants                     510,961           --          510,961
Stock issued under compensation plan                     71,300           --           79,050
Stock issued under convertible debenture                406,006           --          476,506
agreements
Stock issued in payment of interest obligations         118,181           --          125,439
Stock issued for acquisition of property interests    1,700,000           --        1,800,000

Net loss, year ended June 30, 2005                         --         (784,526)      (784,526)
                                                   ------------   ------------   ------------

Balance, June 30, 2005                             $ 11,778,915   $(10,752,868)  $  2,784,147
                                                   ============   ============   ============


The accompanying notes are an integral part of these statements.


                               CUBIC ENERGY, INC.

                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003


                                                           2005           2004           2003
                                                       -----------    -----------    -----------
Cash flows from operating activities:
Net (loss)                                             $  (784,526)   $  (114,116)   $  (217,121)
Adjustments to reconcile net (loss) to cash
provided (used) by operating activities:
Depreciation, depletion and amortization                   460,509        104,735        119,249
Stock issued for interest                                  125,440
Stock issued for services                                   79,050         93,051           --
Change in assets and liabilities:
(Increase) decrease in accounts receivable                  45,826        (22,050)       (18,002)
Increase (decrease) in loan from affiliates                  4,119          3,418         (8,931)
Increase (decrease) in accounts payable
and accrued liabilities                                   (115,503)        10,725         72,921
                                                       -----------    -----------    -----------

Net cash provided (used) by operating activities       $  (185,085)   $    75,763    $   (51,884)
                                                       -----------    -----------    -----------

Cash flows from investing activities:
Acquisition and development of oil
and gas properties                                     $(1,813,946)   $      --      $      --
Purchase of office equipment                                (3,963)          --             --
Advances on developments costs                            (303,666)          --             --
                                                       -----------    -----------    -----------

Net cash provided (used) by investing activities       $(2,121,575)   $      --      $      --
                                                       -----------    -----------    -----------

Cash flows from financing activities:
Issuance of convertible debentures and warrants        $ 2,635,000    $      --      $      --
Loan costs incurred on issuance of debentures             (264,300)          --             --
                                                       -----------    -----------    -----------

Net cash provided (used) by financing activities       $ 2,370,700    $      --      $      --
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents   $    64,040    $    75,763    $   (51,884)

Cash and cash equivalents:
Beginning of year                                          193,213        117,450        169,334
                                                       -----------    -----------    -----------

End of year                                            $   257,253    $   193,213    $   117,450
                                                       ===========    ===========    ===========







The accompanying notes are an integral part of these statements.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note A - Background and general:

    Cubic Energy, Inc. ("Company") is engaged in domestic crude oil and natural gas exploration, development and production, with primary emphasis on the production of oil and gas reserves through acquisitions of proved, producing oil and gas properties in the states of Texas, and Louisiana.


Note B - Significant accounting policies:

    Cash equivalents
    ----------------

        For purposes of the statements of cash flows, the Company considers all certificates of deposit and other financial instruments with original maturity dates of three months or less to be cash equivalents.

    Office and other equipment
    --------------------------

        Office and other equipment are stated at cost and depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Depreciation and amortization of office and other equipment amounted to $330, $-, and $-for the years ended June 30, 2005, 2004 and 2003, respectively.

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

        In addition, the capitalized costs are subject to a "full cost ceiling test," which generally limits such costs to the aggregate of the "estimated present value," discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. An excess of the capitalized costs over the full costs ceiling test limitation at June 30, 2005, was not charged against earnings because of an increase in oil and gas prices subsequent to year end.

        Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

        Depletion of producing oil and gas properties amounted to $364,166, $104,735 and $119,249 for the years ended June 30, 2005, 2004 and 2003, respectively.

    Impairment of long-lived assets and long-lived assets to be disposed of
    -----------------------------------------------------------------------

        The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for periods beginning July 1, 2002,

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



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

    Oil and gas revenue
    -------------------

        The Company recognizes oil and gas revenues by the sales method as oil and gas production is sold. Differences between sales and production volumes during the years ended June 30, 2005, 2004 and 2003 were not significant.

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

        As discussed in Note E, there were no dilutive securities outstanding during the years ended June 30, 2005, 2004 and 2003. The weighted average number of common and common equivalent shares outstanding was 33,112,644, 31,316,222 and 31,180,326 for the years ended June 30, 2005, 2004 and 2003, respectively.

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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


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

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions are effective for years ending after December 15, 2002. The interim disclosure provisions are effective financial reports containing financial statements for interim periods beginning after December 15, 2002. The transition rules of this standard are not applicable since the Company continues to account for stock-based compensation under the guidance of APB Opinion 25. The other requirements of this standard have been adopted by the Company for periods beginning January 1, 2003. Disclosures required by this statement are in Note J.

        In December 2004, the Financial  Accounting  Standards Board issued SFAS
    No. 123r, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." This Statement will require the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants) in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will be effective for awards that are granted, modified or settled in cash in interim and annual financial periods beginning after June 30, 2006. Management has not yet determined what impact this statement will have on the Company's financial position or results of operations.

    Exit or disposal activities
    ---------------------------

        In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. No exit or disposal activities have been entered into by management.

    Financial instruments with characteristics of both liabilities and equity
    -------------------------------------------------------------------------

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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


    Guarantee of debt
    -----------------

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee, and requires additional disclosures on existing guarantees even if the likelihood of future liability under the guarantees is deemed remote. The Company has not issued any guarantees and, therefore, the adoption of FIN 45 does not have a significant impact on the Company's financial statements.

    Variable interest entities
    --------------------------

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity as the primary beneficiary, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The primary beneficiary of a variable interest entity would be required to consolidate if the other equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has no current contractual relationships or other business relationships with variable interest entities.


Note C - Stockholders' equity:

    The Company's authorized capital is 50,000,000 shares of $0.05 par value common stock and 10,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock are issued or outstanding at June 30, 2005 and 2004.

    Warrants
    --------

        On January 1, 2002, the Company issued three series of warrants to Tauren Exploration, Inc., an entity owned by the CEO and major stockholder of the Company (see Note E). These warrants allowed Tauren to purchase unregistered common shares in the Company as follows: 1) exercisable after May 1, 2002, to purchase 125,000 unregistered common shares at an exercise price of $1.00, which expired on April 30, 2003; 2) exercisable after May 1, 2003, to purchase 150,000 unregistered common shares at the exercise price of $1.50, which expired on April 30, 2004; and 3) exercisable after May 1, 2004, to purchase 200,000 unregistered common shares at an exercise price of $2.00, which expired on April 30, 2005. All warrants expired unexercised. The weighted-average exercise price of all exercisable warrants at June 30, 2005 and 2004 was $0 and $2.00, respectively. The weighted-average exercise price of all outstanding warrants at June 30, 2005 and 2004 was $0 and $2.00, respectively.

        On or about October 1, 2004, the Company closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 (the "Debentures"), to a group of institutional and high net worth investors. The Debentures are secured by the collateral set forth in the Deed of Trust, Security Agreement, Assignment of Production and Fixture Filing attached to a Form 8-K filed October 12, 2004. The Debentures pay an annual interest rate of 7% on a quarterly basis and are convertible into shares of our common stock at a price of $.50 per share. The Company has the option to pay the interest on the Debentures in common stock. The investors also received warrants to

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



    purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00 per share. During the fiscal year ended June 30, 2005, $705,000 of debt had been converted into 1,410,000 shares of common stock, and 145,137 shares of common stock were issued in lieu of cash to pay interest. None of the warrants have been exercised and all remain outstanding at June 30, 2005.

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

        The Company incurred loan costs of $264,300 on the issuance of the Debentures and warrants. The amount allocable to the Debentures of $213,049 has been capitalized and is being amortized over the term of the Debentures. Amortization of loan costs was $28,258 for the year ended June 30, 2005.

        The proceeds of the Debentures have primarily been used for the acquisition of interests in oil and gas properties. Through December 31, 2004, Cubic incurred acquisition and development costs of $1,418,996 on properties with unproved reserves. On or before March 31, 2005, management determined that the reserves acquired in this transaction were proved, and the associated acquisition and development costs were transferred to proved properties and depletion has been computed in accordance with the full cost method.

        However, upon further review, it has been determined that approximately $1,053,000 in lease acquisition costs were improperly moved to the proved category from the unproved category, and this amount has been re-categorized to the unproved category. The March 31, 2005, Form 10-QSB for the Company is being amended to re-categorize the assets between proved and unproved, to restate the depletion and to restate the balance sheet accordingly. The net effect of this amendment will not result in a change in our total assets, but reflects a material change in asset classification. In addition, the balance of the prepaid drilling costs, net of allocable expenses, as of June 30, 2005, is $303,667.

        On or about January 11, 2005, the Company issued 1,531,661 shares of common stock to Caravel Resources Energy Fund 2003-II, L.P. (the "Partnership") in exchange for a 0.1914575033 working interest in the Kraemer 24-1 Well, Desoto Parish, Township 14 N, Range 15 W, Section 24 (the "Well"). The Company also issued 468,339 shares of common stock to Mr. Wallen in exchange for a 0.0585424967 working interest in the Well. The common stock closed at a price of $0.90 on January 10, 2005. The shares of common stock were issued by the Company in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

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

        On November 5, 2003 Cubic issued 116,500 common shares of stock to its Officers and Directors pursuant to this plan. Based on a then market price of $0.20 per share, Cubic recorded a compensation expense of $23,300; which expense is recorded in the above financial statements as a selling, general and administrative expense for the year ended June 30, 2004.


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


        On February 9, 2004, Cubic issued 155,000 common shares of stock to its Officers and Directors pursuant to this plan, for service during the current fiscal year. Based on a then market price of $0.45 per share, Cubic recorded a compensation expense of $69,750; which expense is recorded in the above financial statements as a selling, general and administrative expense for the year ended June 30, 2004.

        On October 25, 2004,  Cubic issued 155,000 Common shares of stock to its
    Officers and Directors pursuant to this plan. Based on a then market price of $.51 per share, Cubic recorded a compensation expense of $79,050; which expense is recorded in the above financial statements as a selling, general and administrative expense for the year ended June 30, 2005.

        The following compensation plan was adopted on March 30, 2005, with conditional Grants authorized on March 30, 2005 subject to Shareholder approval. On March 30, 2005, the Compensation Committee for Cubic voted and authorized, and then the Board Of Directors conditionally approved, all subject to shareholder approval, these grants, in addition to all other grants previously issued: (i) 150,000 un-registered shares to Calvin Wallen
    III, (ii) 100,000 un-registered shares to Jon Stuart Ross, (iii) 70,000 un-registered shares to Rick Sepulvado, and (iv) 30,000 un-registered shares to Lindsey Tate Renteria. Further, the Compensation Committee for Cubic voted and authorized, and then the Board Of Directors conditionally approved, all subject to shareholder approval, Director and Committee compensation as follows, in addition to all other grants previously issued:
    (a) $1,000 cash compensation per Director for each actual meeting held, (b) reimbursement for reasonable and necessary expenses, (c) grants of 25,000 un-registered shares for yearly Director service, (d) grants of 8,000 un-registered shares for service on the Compensation Committee, and (e) grants of 14,000 un-registered shares for service for upcoming audit committee, with the chairman to receive grants of 20,000 un-registered shares. The Company has not recorded any compensation cost with respect to the contingent issuance of stock under the above-referenced plan because of the uncertainty involved in obtaining shareholder approval. Compensation cost will be recognized once the plan has been formally approved and the shares are issued.


Note D - Loss per common share:


    Net loss per common share is computed as follows:


                                               2005           2004           2003
                                            -----------    -----------    -----------
    Net loss attributable to stockholders   $  (784,526)   $  (114,116)   $  (217,121)

    Weighted average number of shares of
    common stock                             33,112,644     31,316,222     31,180,326

    Income (loss) per common share          $     (0.02)   $     (0.00)   $     (0.01)


    Potential dilutive securities (stock warrants, convertible debt) have not been considered since the Company reported a net loss and, accordingly, their effects would be antidilutive.


Note E - Related party transactions:

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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



    Effective January 1, 2002, the Company entered into an agreement with Tauren that provides for the following:

        1) As of January 1, 2002, the Company owed Tauren $856,712, primarily comprised of non-interest bearing advances the Company had received over the course of several years. In exchange for the amounts owed to it, Tauren accepted the transfer of 856,712 newly issued and unregistered shares of common stock in the Company that had a market price of $.70 per share.
        2) The Company received the rights to participate in prospective oil and gas projects in which Tauren owns a working interest.
        3) The Company shall, as requested, have the future privilege of using the general and administrative services of Tauren based on an agreed pro rata cost.
        4) The Company issued three series of warrants to Tauren as described in Note C.

    On December 1, 1997, the Company entered into a contract with Tauren to provide the necessary technical, administrative and management expertise needed to conduct its business. This agreement was renewed and revised on January 1, 2002. The Company has no full-time employees, and its offices are subleased from Tauren. The monthly amount charged to the Company is based on actual costs of materials and labor hours of Tauren that are used pursuant to the terms of the agreement. Tauren also pays various organization costs and consulting fees on behalf of the Company. As of June 30, 2005 and 2004, the Company owed Tauren $3,598 and $178, respectively, which are included in accounts payable and accrued expenses in the accompanying financial statements. Charges to the Company under the contracts were $35,322, $45,938 and $83,628 for the years ended June 30, 2005, 2004 and 2003, respectively.

    In addition, the wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating Inc. ("Fossil"), which is owned 100% by the Company's President and Chief Executive Officer, Calvin Wallen
III. As of June 30, 2005 and 2004, the Company owed Fossil $0, in lease operating expenses and was owed by Fossil $34,354 and $78,887, respectively, for oil and gas sales. The amounts owed by Fossil include revenue in the amount of $30,104 earned on the Mosley well #25-1 which has been held in suspense until filings are finalized. The amounts owed the Company are included in accounts receivable - trade.

    On or about January 11, 2005, the Company issued 1,531,661 shares of common stock to Caravel Resources Energy Fund 2003-II, L.P. (the "Partnership") in exchange for a 0.1914575033 working interest in the Kraemer 24-1 Well, Desoto Parish, Township 14 N, Range 15 W, Section 24 (the "Well"). The Company also issued 468,339 shares of common stock to Mr. Wallen in exchange for a
0.0585424967 working interest in the Well. The common stock closed at a price of $0.90 on January 10, 2005. The shares of common stock were issued by the Company in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.


Note F - Income taxes:

    Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2005 and 2004, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


    The components of the net deferred federal income tax assets (liabilities) at June 30 were as follows:

                                                            2005         2004
                                                         ---------    ---------
    Deferred tax assets:
    Net operating loss carryforwards                     $ 698,000    $ 500,200
    Capital loss carryforwards                               7,400        7,400
    Accrued lawsuit settlement                                --         16,800
                                                         ---------    ---------
                                                         $ 705,400    $ 524,400
                                                         ---------    ---------
    Deferred tax liabilities:
    Depletion basis of assets and related accounts       $(103,600)   $ (60,400)
                                                         ---------    ---------
                                                         $(103,600)   $ (60,400)
                                                         ---------    ---------

    Net deferred tax (liabilities) assets before
    valuation allowance                                  $ 601,800    $ 464,000

    Valuation allowance                                   (601,800)    (464,000)
                                                         ---------    ---------

    Net deferred tax (liabilities) assets                $    --      $    --
                                                         =========    =========


    The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended June 30, 2005, 2004 and 2003:


                                                              2005         2004         2003
                                                           ---------    ---------    ---------
    Tax provision (benefit) calculated at statutory rate   $(197,800)   $ (38,800)   $ (73,800)

    Losses not providing tax benefits                        197,800       38,800       73,800
                                                           ---------    ---------    ---------

    Current federal income tax provision                   $    --      $    --      $    --
                                                           =========    =========    =========


    Change in valuation allowance                          $ 137,800    $  10,700    $  29,400
                                                           =========    =========    =========

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


    As of June 30, 2005, the Company had net operating loss carryforwards of approximately $4,653,200, which are available to reduce future taxable income. These carryforwards expire as follows:

                                                       Net operating
                  Year                                    losses
                 ------                                -------------

                  2007                                 $     128,500
                  2009                                         5,700
                  2011                                       431,100
                  2012                                       205,100
                  2013                                       639,800
                  2019                                       845,600
                  2020                                       297,100
                  2021                                       172,100
                  2022                                        15,400
                  2023                                       571,900
                  2024                                        22,600
                  2025                                     1,318,300
                                                       -------------

                                                       $   4,653,200
                                                       =============

Note G - Commitments and contingencies:

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

    Litigation matters
    ------------------

        The Company had filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al," bringing suit against Clifford Kees, William Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 and 12 are void. This lawsuit was filed on April 26, 1999. All section 11 preferential rights were returned to the Company on or about January 2002. However, Clifford Kees was to retain his 1% override interest in these Reagan Lease Sections. Clifford Kees then moved to trial against on the claim of attorney fees owed to him for the prosecution of this lawsuit. The trial was heard on September 25, 2002, with Kees requesting in excess of $200,000 in attorney fees and costs. In June of 2003, The Court re-opened the trial as to attorney fees and costs, to allow


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

    Kees to put on additional  evidence,  and such trial was re-convened on June
    19, 2003. On July 15, 2003, the Court entered a Judgment in favor of Kees and as against the Company for approximately $112,000. The Company believed the Judgment should not stand and appealed the Judgment. On or about, September 17, 2004, the Eastland Court Of Appeals issued its ruling, modifying the amounts owed by the Company under the Judgment to $59,000. The
    Company was been denied a Re-Hearing as to clarification and a further reduction of the Judgment. The Company filed a Petition For Review with the Texas Supreme Court that was Denied on or about January 21, 2005.

        The Company had put into the registry of the Court a cash bond in the amount of $92,500. On or about March 14, 2005, the Trial Court issued a final ruling which ordered for Cubic to pay out to Kees $83,726 of the monies in the registry of the Court, with $8,774.22 of the monies in the registry of The Court refunded to Cubic.

        The Company was been denied a Re-Hearing as to clarification and a further reduction of the Judgment. The Company filed a Petition For Review with the Texas Supreme Court that was Denied on or about January 21, 2005.

        The Company had put into the registry of the Court a cash bond in the amount of $92,500. On or about March 14, 2005, the Trial Court issued a final ruling which ordered for Cubic to pay out to Kees $83,726 of the monies in the registry of the Court, with $8,774 of the monies in the registry of The Court refunded to Cubic.


Note H - Cost of oil and gas properties:

    Costs incurred
    --------------

        Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration, and development activities for the years ended
    June 30, 2005, 2004 and 2003 were as follows:

                                               2005         2004         2003
                                            ----------   ----------   ----------
    Property acquisitions                   $2,880,000   $     --     $     --
    Exploration                                733,946         --           --
    Development                                   --           --           --
                                            ----------   ----------   ----------

                                            $3,613,946   $     --     $     --
                                            ==========   ==========   ==========

Capitalized costs

        The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at June 30, 2005, 2004 and 2003 were as follows:

                                                    2005         2004         2003
                                                 ----------   ----------   ----------
    Proved properties                            $4,098,571   $1,537,625   $1,537,625
    Unproved properties                           1,053,000         --           --
                                                 ----------   ----------   ----------

                                                 $5,151,571   $1,537,625   $1,537,625

    Accumulated depreciation, depletion
    and amortization                              1,468,106    1,103,939      999,205
                                                 ----------   ----------   ----------

    Total properties                             $3,683,465   $  433,686   $  538,420

    Less: impairment of oil and gas properties
    due to full cost ceiling test                      --           --           --
                                                 ----------   ----------   ----------

    Net properties                               $3,683,465   $  433,686   $  538,420
                                                 ==========   ==========   ==========


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS




        Results of operations
        ---------------------

        The results of operations from oil and gas producing activities for the years ended June 30, 2005, 2004 and 2003 were as follows:

                                                    2005         2004        2003
                                                 ---------    ---------   ---------
    Revenues:
    Revenues                                     $ 469,441    $ 414,741   $ 356,636
    Preferred return                                  --           --          --
                                                 ---------    ---------   ---------

                                                 $ 469,441    $ 414,741   $ 356,636
                                                 ---------    ---------   ---------
    Expenses:
    Production and development costs             $ 273,074    $ 186,465   $ 167,303
    Depreciation, depletion and amortization       364,496      104,735     119,249
                                                 ---------    ---------   ---------

                                                 $ 637,570    $ 291,200   $ 286,552
                                                 ---------    ---------   ---------

    Results before income taxes                  $(168,129)   $ 123,541   $  70,084
    Provision for income taxes                        --           --          --
                                                 ---------    ---------   ---------

    Results of operations (excluding corporate
    overhead and interest expense)               $(168,129)   $ 123,541   $  70,084
                                                 =========    =========   =========



Note I - Oil and gas reserves information (unaudited):

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


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



    The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 2005, 2004 and 2003 together with the changes therein:


                                                         Natural Gas (Mcf)
                                                 --------------------------------
                                                   2005        2004        2003
                                                 --------    --------    --------
    Proved developed and undeveloped reserves:
    Beginning of year                             311,098     330,000     564,272
    Revisions of previous estimates                  --        52,902    (161,184)
    Purchases of reserves in place                269,308        --          --
    Extensions and discoveries                       --          --          --
    Production                                    (70,781)    (71,804)    (73,088)
    Disposals of reserves in place                   --          --          --
                                                 --------    --------    --------

    End of year                                   509,625     311,098     330,000
                                                 ========    ========    ========


                                                   Oil and condensate (Bbls)
                                                 --------------------------------
                                                   2005        2004        2003
                                                 --------    --------    --------
    Proved developed and undeveloped reserves:
    Beginning of year                                --          --          --
    Revisions of previous estimates                 1,194        --          --
    Purchases of reserves in place                     14        --          --
    Extensions and discoveries                        346        --          --
    Production                                       (506)       --          --
    Disposals of reserves in place                   --          --          --
                                                 --------    --------    --------

    End of year                                     1,048        --          --
                                                 ========    ========    ========




Standardized measure of discounted future net cash flows relating to proved reserves
--------------------------------------------------------------------------------

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


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



Standardized  measure of  discounted  future net cash flows  relating  to proved reserves (continued):
--------------------------------------------------------------------------------


    The following is the estimated standardized measure relating to proved oil and gas reserves at June 30, 2005, 2004 and 2003:


    Table 1                                          2005           2004           2003
    -------                                      -----------    -----------    -----------
    Future cash flows                            $ 3,443,400    $ 2,059,245    $ 1,893,067
    Future production costs                       (1,303,300)      (833,306)      (564,669)
    Future development costs                         (23,900)          --             --
    Future severance tax expense                    (213,900)      (250,473)      (230,251)
    Future income taxes                                 --
                                                 -----------    -----------    -----------

    Future net cash flows                        $ 1,902,300    $   975,466    $ 1,098,147

    Ten percent annual discount for estimated
    timing of net cash flows                        (831,200)      (243,553)      (299,766)
                                                 -----------    -----------    -----------

    Standardized measure of
    discounted future net cash flows             $ 1,071,100    $   731,913    $   798,381
                                                 ===========    ===========    ===========


    Following is an analysis of changes in the estimated standardized measure of proved reserves during the years ended June 30, 2005, 2004 and 2003:


                  Table 2                            2005           2004           2003
                                                 -----------    -----------    -----------

    Changes from:
    Sale of oil and gas produced                 $  (196,368)   $  (123,541)   $  (114,795)

    Net changes in prices and production costs      (165,199)       (43,462)       296,479
    Extensions and discoveries                       493,500           --             --
    Revision of previous quantity estimates          (42,290)       122,601       (260,268)
    Accretion of discounts                            73,191        103,681        107,926
    Net change in income taxes                          --          (33,565)        23,487
    Purchases of reserves in place                   197,300           --             --
    Disposals of reserves in place                      --             --             --
    Other                                            (20,947)       (92,182)        87,882
                                                 -----------    -----------    -----------

    Change in standardized measure               $   339,187    $   (66,468)   $   140,711
                                                 ===========    ===========    ===========

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS




Note J - Proforma information related to stock warrants:

    The per share weighted-average fair value of stock warrants granted during the year ended June 30, 2002, was $0.29, on the date of grant, using the Black-Scholes pricing model. There were no stock warrants granted during the years ended June 30, 2005, 2004 and 2003.


                                                   2002
                                                ---------

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


                                             2005          2004         2003
                                          ----------    ----------    ---------

    Net loss:
    As reported                           $ (784,526)   $ (114,116)   $(217,121)
                                          ==========    ==========    =========

    Proforma                              $ (802,026)   $ (149,580)   $(272,434)
                                          ==========    ==========    =========

    Stock-based employee compensation:
    As reported                           $     --      $     --      $    --
                                          ==========    ==========    =========

    Proforma                              $   17,500    $   35,464    $  55,313
                                          ==========    ==========    =========

    Basic loss per common share:
    As reported                           $    (0.02)   $    (0.00)   $   (0.01)
                                          ==========    ==========    =========

    Proforma                              $    (0.02)   $    (0.00)   $   (0.01)
                                          ==========    ==========    =========