Form 10QSB
period 2005-09-30
CUBIC ENERGY INC
filed 2005-11-14
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2005

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock                             Outstanding at September 30, 2005
  --------------                            ---------------------------------
  $.05 par value                                      35,200,626

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               CUBIC ENERGY, INC.

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

         Independent Accountant's Report.......................................1

         Condensed Balance Sheets
         As of September 30, 2005 (unaudited) and June 30, 2005.............2,3

         Condensed Statements of Operations, (unaudited)
         For the three months ended September 30, 2005 and 2004................4

         Condensed Statements of Cash Flows, (unaudited)
         For the three months ended September 30, 2005 and 2004................5

         Notes to Condensed Financial Statements.........................6,7,8,9

ITEM 2. Management's Discussion and Analysis..................................10

ITEM 3.  Control and Procedures...............................................10


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................11

ITEM 6.  Exhibits ............................................................11


SIGNATURES....................................................................12

CERTIFICATION.....................................................13, 14, 15, 16

                          PART I. FINANCIAL INFORMATION

                         INDEPENDENT ACCOUNTANTS' REPORT


The Stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheet as of September 30, 2005, and the related condensed statements of operations, and of cash flows of Cubic Energy, Inc. for the three-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Cubic Energy, Inc. as of June 30, 2005, and the related statements of operations, stockholders' equity and cash flows for the year then ended; and in our report dated September 23, 2005, we expressed an unqualified opinion on those statements.




                                                    PHILIP VOGEL & CO. PC

                                                     /s/ Philip Vogel & Co. PC
                                                    ----------------------------

                                                    Certified Public Accountants


Dallas, Texas
November 10, 2005

ITEM 1. FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                    (Unaudited)
                                                  Sept. 30, 2005   June 30, 2005
                                                  --------------   -------------

Current assets:
  Cash and cash equivalents                       $      157,455   $     257,253
  Accounts receivable                                    102,270          34,354
    Prepaid Drilling Costs                               275,920         303,666
                                                  --------------   -------------
    Total current assets                          $      535,645   $     595,273

Property and equipment (at cost):
  Oil and gas properties, full cost method:
    Proved properties (including wells and
    related equipment and facilities)             $    4,112,990   $   4,098,571
    Unproven Properties                                1,053,000       1,053,000
  Office and other equipment                               5,280           4,873
                                                  --------------   -------------
                                                  $    5,171,270   $   5,156,444
Less accumulated depreciation, depletion
  and amortization                                $    1,540,075   $   1,469,345
                                                  --------------   -------------
                                                  $    3,631,195   $   3,687,099
                                                  --------------   -------------
Other Assets:
    Deferred Loan Costs - Net                     $      124,834   $     132,639
                                                  --------------   -------------

TOTAL ASSETS                                      $    4,291,674   $   4,415,011
                                                  --------------   -------------





















            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  (Unaudited)
                                                Sept. 30, 2005    June 30, 2005
                                                --------------    -------------

Current liabilities:
  Accounts payable and accrued expenses         $       13,166    $      11,261
  Due to affiliates                                      2,334            7,717
                                                --------------    -------------
Total current liabilities                       $       15,500    $      18,978
                                                --------------    -------------

Non-current liabilities:
  Deferred income taxes                         $            0    $           0
                                                --------------    -------------

Long-Term Liabilities
  Debentures Payable - Net of Discounts         $    1,630,598    $   1,611,886
                                                --------------    -------------

Commitments and contingencies

Stockholders' equity:

  Preferred stock - $.01 par value,
    authorized 10,000,000 shares,
    issued: none                                $            0    $           0
                                                --------------    -------------

  Common stock - $.05 par value,
    Authorized 50,000,000 shares,
    issued 35,200,626 shares at
    September 30, 2005 and 35,161,963
    shares at June 30, 2005                          1,760,033        1,758,100

  Additional paid-in capital                        11,811,507       11,778,915

  Accumulated deficit                              (10,925,964)     (10,752,868)
                                                --------------    -------------

Stockholders' equity                            $    2,645,576    $   2,784,147
                                                --------------    -------------

                                                $    4,291,674    $   4,415,011
                                                ==============    =============








            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the Three    For the Three
                                                 Months Ended     Months Ended
                                                 Sept.30, 2005    Sept.30, 2004
                                                 -------------    -------------

Revenue:
  Oil and gas sales                              $     146,182    $     105,263
                                                 -------------    -------------

Total revenue                                    $     146,182    $     105,263
                                                 -------------    -------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                            $      78,493    $      41,981
  Selling, general and
    administrative expenses                            108,897           70,582
  Depreciation, depletion and
    amortization                                        70,730           18,500
                                                 -------------    -------------

Total costs and expenses                         $     258,120    $     131,063
                                                 -------------    -------------

Operating income (loss)                          $    (111,938)   $     (25,800)
                                                 -------------    -------------

Non-operating income (expense):
  Gain (loss) on sales of securities             $           0    $           0
  Other income                                               0                0
  Interest expense                                     (53,353)               0
  Amortization of loan costs                            (7,805)               0
                                                 -------------    -------------

Total non-operating income (expense)             $     (61,158)   $           0
                                                 -------------    -------------

Income (loss) before taxes:                      $    (173,096)   $     (25,800)

Provision for (benefit of) income taxes                      0                0
                                                 -------------    -------------

Net income (loss)                                $    (173,096)   $     (25,800)
                                                 =============    =============

Net gain (loss) per common share
  - basic and diluted                            $      (0.005)   $      (0.001)
                                                 =============    =============

Weighted average common shares outstanding
  - basic and diluted                               35,162,383       31,451,829
                                                 =============    =============






            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     For the Three     For the Three
                                                     Months Ended      Months Ended
                                                     Sept. 30, 2005    Sept. 30, 2004
                                                     --------------    --------------
Cash flows from operating activities:
Net income (loss)                                    $     (173,096)   $      (25,800)
Adjustments to reconcile net income (loss)
  to cash provided (used) by operating activities:
  Depreciation, depletion and amortization                   97,247            18,500
  Stock Grant Expense                                             0            19,762
  Stock Issued For Interest                                  34,525                 0
Net change in assets and liabilities:
  (Increase) decrease in accounts receivable                (67,916)           (4,355)
  (Increase) decrease in prepaid expenses                         0                 0
  Increase (decrease) in loan from affiliate                 (5,383)           (2,066)
  Increase (decrease) in accounts payable and
    accrued liabilities                                       1,905            29,264
  Increase (decrease) in deferred taxes                           0                 0
                                                     --------------    --------------
Net cash provided (used) by operating activities     $     (112,718)   $       35,305
                                                     --------------    --------------


Cash flows from investing activities:
  Acquisition of oil & gas properties                $      (14,419)   $            0
  Purchase of Office Equipment                                 (407)                0
  Payments from advances on development costs        $       27,746    $            0
                                                     --------------    --------------
Net cash provided (used) by investing activities     $       12,920    $            0
                                                     --------------    --------------
Net increase (decrease) in cash and
    cash equivalents                                 $      (99,798)   $       35,305
                                                     --------------    --------------

Cash at beginning of period                                 257,253           193,213
                                                     --------------    --------------
Cash at end of period                                $      157,455    $      228,518
                                                     ==============    ==============





            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF SEPTEMBER 30,2005
                                   (Unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2005, Form 10-KSB and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of September 30, 2005, and for the three-month periods ended September 30, 2005, and 2004, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

On August 15, 2005, an additional 37,500 unregistered shares were issued to James L. Busby, the incoming Chief Financial Officer.

The Company has not recorded any compensation cost with respect to the contingent issuance of stock under the above-referenced plan because of the uncertainty involved in obtaining shareholder approval. Compensation cost will be recognized once the plan has been formally approved and the shares are issued.

Convertible debt and warrants

On October 6, 2004, Cubic closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 (the "Debentures"), to a group of institutional and high net worth investors. The Debentures are secured by the collateral set forth in the Deed of Trust, Security Agreement, Assignment of Production and Fixture Filing attached to Form 8K filed October, 12, 2004. The Debentures pay an annual interest rate of 7% on a quarterly basis and are convertible into shares of the Company's common stock at a price of $.50 per share. The Company has the option to pay the interest on the Debentures in common stock. The investors also received warrants to purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00 per share. As of September 30, 2005, an aggregate of $705,000 of debt had been converted into 1,410,000 shares of common stock. None of the warrants have been exercised and all remain outstanding at September 30, 2005. During the three months ended September 30, 2005, none of Debentures were converted to common stock. During the three months ended September 30, 2005, 38,663 shares of stock were issued in lieu of cash to pay interest of $34,526.

The Company allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $510,961 has been recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original five year term of the Debentures as additional interest expense. Amortization for the three months ended September 30, 2005, was $18,713.

Cubic incurred loan costs of $264,300 on the issuance of the Debentures and Warrants. The amount allocable to the Debentures of $213,049 has been capitalized and is being amortized over the term of the Debentures. Amortization of loan costs was $7,805 for the three months ended September 30, 2005.


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

                                                             3 Months Ended
                                                              September 30,
                                                           2005         2004
                                                        ----------   ----------

Net earnings (loss), as reported                        $(173,096)   $  (25,800)

Deduct: Total stock-based employee compensation
  expense  determined under fair value based method
  for all awards, net of tax effect                             0        (4,375)
                                                        ----------   ----------



Pro forma net income (loss)                             $(173,096)   $  (30,175)
                                                        ----------   ----------

Earnings (loss) per common share:
   Basic - as reported                                  $   (0.005)  $   (0.001)
   Basic - pro forma                                    $   (0.005)  $   (0.001)
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

The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report Form 10-KSB for the fiscal year ended June 30, 2005.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations:

Three Months Ended September 30, 2005 Compared To
Three Months Ended September 30, 2004
Gross Revenues for the three months ended September 30, 2005 increased from $105,263 at September 30, 2004 to $146,182 at September 30, 2005 due to
increased gas production from the completion of additional wells.

Oil and Gas Production, Operating and Development Costs increased from $41,981 (40% of oil and gas sales) at September 30, 2004 to $78,493 (54% of oil and gas sales) at September 30, 2005 due to more wells being brought online and increased compressor costs.

Operating loss increased from a loss of $25,800 at September 30, 2004 to a loss of $173,096 at September 30, 2005 due to increases in interest expense, general & administrative costs and depreciation, depletion and amortization.

Liquidity and Capital Resources:
Long-term debt of the company is currently $1,930,000 and was $1,930,000 on September 30, 2005; and net of discounts, was $1,630,598 on September 30, 2005, under the convertible debt financing obtained by the Company as mentioned in the preceding paragraphs.



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


                                                      CUBIC ENERGY, INC.
                                                      (Registrant)


Date: November 14, 2005                               /s/ Calvin A. Wallen, III
                                                      --------------------------
                                                      Calvin A. Wallen, III, CEO


Date: November 14, 2005                               /s/ James L. Busby
                                                      --------------------------
                                                      James L. Busby, CFO