Form 10KSB/A
period 2005-06-30
CUBIC ENERGY INC
filed 2005-12-12
CIK 319156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               CUBIC ENERGY, INC.


                                TABLE OF CONTENTS                           Page
                                -----------------                           ----

Item 1.       Description of Business and Properties..........................1
Item 2.       Description of Properties......................................21
Item 3.       Legal Proceedings..............................................21
Item 4.       Submission of Matters to a Vote of Security Holders............21
Item 5.       Market for Common Equity and Related Stockholder Matters.......22
Item 6.       Management's Discussion and Analysis or Plan of Operations.....23
Item 7.       Financial Statements...........................................26
Item 8.       Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure.......................................26
Item 8A.      Controls and Procedures........................................26
Item 8B.      Other Information..............................................26
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..............27
Item 10.      Executive Compensation.........................................29
Item 11.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters................................30
Item 12.      Certain Relationships And Related Transactions.................32
Item 13.      Exhibits.......................................................34
Item 14.      Principal Accountant Fees and Services.........................35

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

--------------- ----------- -------------- -------------------- ----------------
                                                 Percent            Present
                    Oil          Gas            of Proved            Value
     Areas         (Bbl)        (Mcf)           Reserves          (Disc @ 10%)
     -----         -----        -----           --------          ------------

--------------- ----------- -------------- -------------------- ----------------
   Louisiana        360        297,796             65%              $690,800
     Texas          688        211,829             35%              $380,300
--------------- ----------- -------------- -------------------- ----------------
     Total          1048       509,625            100%             $1,071,100
--------------- ----------- -------------- -------------------- ----------------

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

OIL AND GAS RESERVES

         The   following   tables  set  forth  the  proved   developed,   proved
non-producing  and undeveloped  reserves at June 30, 2005, the estimated  future net revenues from such proved  reserves and the Present  Value and  Standardized
Measure of Discounted Future Net Cash Flows attributable to our reserves at June
30, 2005, 2004 and 2003:

                                                                                       10%
Category                Oil (Bbls)      Gas (Mcf)    Total (Mcfe)       Income       Discount
                       ------------   ------------   ------------   ------------   ------------
Proved Producing                989        250,889        262,757   $    616,200   $    478,300
Proved Non-Producing             59        258,736        259,444   $   1286,100   $    592,800
Proved Undeveloped             --             --             --             --             --

                                                         AT JUNE 30,
                                            ------------------------------------
                                               2005         2004         2003
Proved Reserves:
     Oil (Bbl) .....................              1048            0            0
     Gas (Mcf) .....................           509,625      311,098      330,409
BOE
                                                85,986       51,850       55,068
Estimated future net revenues
     (before income tax)............        $1,902,300   $  975,468   $1,098,147
       Standardized Measure (1).....        $1,071,100   $  731,913   $  798,381
Proved developed reserves:
     Oil (Bbl) .....................              1048            0            0
      Gas (Mcf) ....................           509,625      311,098      330,409
BOE ................................            85,986       51,850       55,068
Estimated future net revenues ......        $1,092,300   $  975,468   $1,098,147
     (before income tax)
Present Value ......................        $1,071,100   $  731,913   $  798,381
Standardized Measure (1) ...........        $1,071,100   $  731,913   $  798,381
Weighted average sales prices:
     Oil (Bbl) .....................        $    42.43   $    32.16   $    26.20
     Gas (Mcf) .....................        $     6.61   $     5.55   $     4.91
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

                                                     YEAR ENDED     YEAR ENDED
                                                   JUNE 30, 2005  JUNE 30, 2004
------------------------------------------------- --------------- --------------
PRODUCTION VOLUMES:
    Oil (Bbl)....................................            506            562
     Gas (Mcf)...................................         67,744         71,804

WEIGHTED AVERAGE SALES PRICES:
     Oil (per Bbl)...............................         $43.42         $32.16
     Gas (per Mcf)...............................          $6.61          $5.55
SELECTED EXPENSES PER BOE:
     Lease operating.............................         $23.15         $14.88
     Depreciation, Depletion & Amortization......         $30.90          $8.36
     General and administrative..................         $33.47         $19.16

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

Common Stock Price Range

         The following table shows, for the periods indicated, the range of high and low bid information for our common stock as reported by the OTC BB. Any market for our common stock should be considered sporadic, illiquid and highly volatile. Prices reflect inter-dealer quotations, without adjustment for retail markup, markdowns or commissions, and may not represent actual transactions. Our common stock's trading range during the periods indicated is as follows:

          ------------------------------------------------ ---------- ----------
          Fiscal Year 2003                                   High        Low
          ------------------------------------------------ ---------- ----------
          1st quarter                                          $0.52      $0.30
          ------------------------------------------------ ---------- ----------
          2nd quarter                                          $0.49      $0.18
          ------------------------------------------------ ---------- ----------
          3rd quarter                                          $0.75      $0.28
          ------------------------------------------------ ---------- ----------
          4th quarter                                          $0.45      $0.25
          ------------------------------------------------ ---------- ----------


          ------------------------------------------------ ---------- ----------
          Fiscal Year 2004                                   High        Low
          ------------------------------------------------ ---------- ----------
          1st quarter                                          $0.45      $0.20
          ------------------------------------------------ ---------- ----------
          2nd quarter                                          $0.30      $0.11
          ------------------------------------------------ ---------- ----------
          3rd quarter                                          $0.60      $0.25
          ------------------------------------------------ ---------- ----------
          4th quarter                                          $1.00      $0.35
          ------------------------------------------------ ---------- ----------


          ------------------------------------------------ ---------- ----------
          Fiscal Year 2005                                   High        Low
          ------------------------------------------------ ---------- ----------
          1st quarter                                          $0.71      $0.30
          ------------------------------------------------ ---------- ----------
          2nd quarter                                          $0.72      $0.40
          ------------------------------------------------ ---------- ----------
          3rd quarter                                          $1.99      $0.85
          ------------------------------------------------ ---------- ----------
          4th quarter                                          $1.75      $1.01
          ------------------------------------------------ ---------- ----------

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

Item 8A.  Controls and Procedures.

         Our principal executive and financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures under Exchange Act Rules 13a -15(e) and 15d-15(e), are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principle executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Subsequent to our evaluation, there were no changes in internal controls or other factors that could materially affect, or are reasonably likely to materially affect, these internal controls.

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

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth the name and age of each director and executive officer and the period during which each has served as a director of the Company:

Directors and Executive Officers

         The following table provides information concerning each of our executive officers and directors as of June 30, 2005:

---------------------- ----- ---------------------------------- ----------------
            Name        Age              Position with Cubic     Director Since
            ----        ---              -------------------     --------------
---------------------- ----- ---------------------------------- ----------------
Calvin A. Wallen, III   50   Chairman of the Board, President        1997
                             and Chief Executive Officer
---------------------- ----- ---------------------------------- ----------------
Jon S. Ross             41   Director, Chief Financial Officer       1998
                             and Secretary
---------------------- ----- ---------------------------------- ----------------
Gene C. Howard          77   Director                                1991
---------------------- ----- ---------------------------------- ----------------
Herbert A. Bayer        55   Director                                2003
---------------------- ----- ---------------------------------- ----------------
Bob L. Clements         63   Director                                2004
---------------------- ----- ---------------------------------- ----------------
Alexander Montano       34   Director                                2004
---------------------- ----- ---------------------------------- ----------------

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

                                                                   Approximate
 Name and Address                     Number of Shares          Percent of Class
 ----------------                     ----------------          ----------------

Calvin A. Wallen, III                   9,685,712(1)                 27.6%
9870 Plano Road
Dallas, TX  75238

William Bruggeman                       10,307,303(2)                29.3%
20 Anemone Circle
North Oaks, MN  55127

                                                                   Approximate
 Name and Address                     Number of Shares          Percent of Class
 ----------------                     ----------------          ----------------

Gene Howard                              408,245(3)                   1.2%
2402 East 29th St.
Tulsa, OK  74114


Bob Clements                               302,000                     *
9870 Plano Road
Dallas, TX  75238

Herbert Bayer                            194,287(4)                    *
9870 Plano Road
Dallas, TX  75238

Alexander Montano                         66,000(5)                    *
18300 Von Karman Avenue
Suite 700
Irving, CA  92612

Jon S. Ross                              147,500(6)                    *
9870 Plano Road
Dallas, TX  75238

All officers and directors               10,803,744                  30.8%
as a group (6 persons)
--------------------------------------
* - Less Than One Percent
(1) Includes 1,641,216 shares held by Tauren Exploration, Inc., an entity controlled by Mr. Wallen, includes 500,000 shares held by spouse, and includes 240,000 shares held by minor children.
(2) Includes 834,000 shares held by Diversified Dynamics Corp., a company controlled by William Bruggeman; includes 120,000 shares owned by Consumer Products Corp. in which Mr. Bruggeman's spouse, Ruth, is a joint owner; and includes 8,913,303 shares held jointly by William Bruggeman & Ruth Bruggeman as joint tenants with rights of survivorship.
(3) Includes 322,245 shares are held by Mr. Howard's spouse, Belva, of which Mr. Howard disclaims beneficial ownership. (4) Includes 132, 287 shares held with spouse as joint tenants with rights of survivorship.
         (5) Includes 55,000 shares held by C. K. Cooper & Company, Inc. and 1000 shares held by minor children. (6) Includes 3000 shares held by minor children .

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

  23.1*      Consent of Philip Vogel & Co., PC

  31.1*      Rule 13a-14(a)/15d-14(a) Certification of Calvin A. Wallen, III

  31.2*      Rule 13a-14(a)/15d-14(a) Certification of Jon Stuart Ross

  32.1*      Section 1350 Certifications
-----------------------------------
         * Filed herewith.

Item 14.  Principal Accountant Fees and Services.

                        July 1, 2003-June 30, 2004    July 1, 2004-June 30, 2005
                        --------------------------    --------------------------


Audit Fees                       $16,000                       $16,000
Audit-Quarterly Fees               6,100                       $11,350
Tax Fees                           2,800                       $ 3,550
Registration Fees                  1,750                       $ 2,400
                                 -------                       -------
          Total                  $26,650                       $33,300
                                 =======                       =======


             All of the foregoing services were rendered to the Company by Philip Vogel & Co., PC, and were pre-approved by the Audit Committee.

                                   SIGNATURES

             In accordance with the Section 13 or 15(d) of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of December, 2005.


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

        Signature                         Title                        Date
        ---------                         -----                        ----

/s/ Calvin A. Wallen, III      President, Chief Executive      December 12, 2005
-------------------------
Calvin A. Wallen, III          Officer and Director

/s/ Jon Stuart Ross            Chief Financial Officer,        December 12, 2005
-------------------------
Jon Stuart Ross                Director, Secretary

/s/ Gene Howard                Director                        December 12, 2005
-------------------------
Gene Howard

/s/ Herbert A. Bayer           Director                        December 12, 2005
-------------------------
Herbert A. Bayer

/s/ Bob Clements               Director                        December 12, 2005
-------------------------
Bob Clements

/s/ Alex Montano               Director                        December 12, 2005
-------------------------
Alex Montano