Form 10QSB/A
period 2005-09-30
CUBIC ENERGY INC
filed 2005-12-12
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


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

                               CUBIC ENERGY, INC.

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

    Independent Accountant's Report............................................1

    Condensed Balance Sheets
    As of September 30, 2005 (unaudited) and June 30, 2005...................2,3

    Condensed Statements of Operations, (unaudited)
    For the three months ended September 30, 2005 and 2004.....................4

    Condensed Statements of Cash Flows, (unaudited)
    For the three months ended September 30, 2005 and 2004.....................5

    Notes to Condensed Financial Statements..............................6,7,8,9

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


                                                    Certified Public Accountants


Dallas, Texas
November 10, 2005

ITEM 1. FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                  (Unaudited)
                                                 Sept. 30, 2005    June 30, 2005
                                                 --------------   --------------

Current assets:
  Cash and cash equivalents                      $      157,455   $      257,253
  Accounts receivable                                   102,270           34,354
    Prepaid Drilling Costs                              275,920          303,666
                                                 --------------   --------------
    Total current assets                         $      535,645   $      595,273

Property and equipment (at cost):

  Oil and gas properties, full cost method:
    Proved properties (including wells and
    related equipment and facilities)            $    4,112,990   $    4,098,571
  Unproven Properties                                 1,053,000        1,053,000
  Office and other equipment                              5,280            4,873
                                                 --------------   --------------
                                                 $    5,171,270   $    5,156,444
Less accumulated depreciation, depletion
  and amortization                               $    1,540,075   $    1,469,345
                                                 --------------   --------------
                                                 $    3,631,195   $    3,687,099
                                                 --------------   --------------
Other Assets:
    Deferred Loan Costs - Net                    $      124,834   $      132,639
                                                 --------------   --------------

TOTAL ASSETS                                     $    4,291,674   $    4,415,011
                                                 --------------   --------------

























            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        (Unaudited)
                                                      Sept. 30, 2005     June 30, 2005
                                                      --------------    --------------
Current liabilities:
  Accounts payable and accrued expenses               $       13,166    $       11,261
  Due to affiliates                                            2,334             7,717
                                                      --------------    --------------
Total current liabilities                             $       15,500    $       18,978
                                                      --------------    --------------

Non-current liabilities:
  Deferred income taxes                               $            0    $            0
                                                      --------------    --------------

Long-Term Liabilities
  Debentures Payable - Net of Discounts               $    1,630,598    $    1,611,886
                                                      --------------    --------------

Commitments and contingencies

Stockholders' equity:

  Preferred stock - $.01 par value,
    authorized 10,000,000 shares,
    issued: none                                      $            0    $            0
                                                      --------------    --------------

  Common stock - $.05 par value,
    Authorized 50,000,000 shares, issued 35,200,626
    shares at September 30, 2005 and 35,161,963
    shares at June 30, 2005                                1,760,033         1,758,100

  Additional paid-in capital                              11,811,507        11,778,915

  Accumulated deficit                                    (10,925,964)      (10,752,868)
                                                      --------------    --------------

Stockholders' equity                                  $    2,645,576    $    2,784,147
                                                      --------------    --------------

                                                      $    4,291,674    $    4,415,011
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

                                                            3 Months Ended
                                                             September 30,
                                                          2005          2004
                                                       ----------    ----------
Net earnings (loss), as reported                       $ (173,096)   $  (25,800)

Deduct: Total stock-based employee compensation
  expense  determined under fair value based method
  for all awards, net of tax effect                             0        (4,375)
                                                       ----------    ----------



Pro forma net income (loss)                            $ (173,096)   $  (30,175)
                                                       ----------    ----------

Earnings (loss) per common share:
   Basic - as reported                                 $   (0.005)   $   (0.001)
   Basic - pro forma                                   $   (0.005)   $   (0.001)

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

Operating loss increased from a loss of $25,800 at September 30, 2004 to a loss of 173,096 at September 30, 2005 due to increases in interest expense, general & administrative costs and depreciation, depletion and amortization.

Liquidity and Capital Resources:
Long-term debt of the company is currently $1,930,000 and was $1,930,000 on September 30, 2005; and net of discounts, was $1,630,598 on September 30, 2005, under the convertible debt financing obtained by the Company as mentioned in the preceding paragraphs.



ITEM 3.    CONTROLS AND PROCEDURES

Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures under Exchange Act Rules 13a -15(e) and 15d-15(e)) are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principle executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Subsequent to our evaluation, there were no changes in internal controls or other factors that could materially affect, or are reasonably likely to materially affect, these internal controls.

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


ITEM 6. Exhibits and Reports
         (a).     Exhibits
                  31.1     Rule 13a-14(a)/15d-14(a) Certification
                  31.2     Rule 13a-14(a)/15d-14(a) Certification
                  32.1     Section 1350 Certification
         (b).     Reports
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      CUBIC ENERGY, INC.
                                                      (Registrant)


Date: December 12, 2005                                /s/ Calvin A. Wallen, III
                                                      --------------------------
                                                      Calvin A. Wallen, III, CEO


Date: December 12, 2005                                /s/ James L. Busby
                                                      --------------------------
                                                      James L. Busby, CFO