Form 10QSB
period 2005-12-31
CUBIC ENERGY INC
filed 2006-02-14
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of The Securities Exchange Act of 1934
                For the Quarterly Period Ended December 31, 2005


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

                                 Yes [X] No [ ]



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock                            Outstanding at December 31, 2005
        ------------                            --------------------------------
       $.05 par value                                      37,700,626



    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               CUBIC ENERGY, INC.


                                TABLE OF CONTENTS


                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

        Independent Accountant's Report .....................................  1

        Condensed Balance Sheets
        As of December 31, 2005 (unaudited) and June 30, 2005................  2

        Condensed Statements of Operations, (unaudited)
        For the three months ended December 31, 2005 and 2004................  4

        Condensed Statement of Operations, (unaudited)
        For the six months ended December 31, 2005 and 2004..................  5

        Condensed Statements of Cash Flows, (unaudited)
        For the six months ended December 31, 2005 and 2004..................  6

        Notes to Condensed Financial Statements..............................  7

Item 2. Management's Discussion and Analysis................................. 12

Item 3. Control and Procedures............................................... 13


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 13

Item 2. Unregistered Sales of Equity Securities And Use of Proceeds.......... 13

Item 4. Submission of Matters to a Vote of Security Holders.................. 13

Item 6. Exhibits and Reports on Form 8-K..................................... 14

Signatures................................................................... 16

Certifications............................................................... 18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT


The Stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheets as of December 31, 2005, and the related condensed statements of operations, and of cash flows of Cubic Energy, Inc. for the three-month and six-month periods ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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




                                                    PHILIP VOGEL & CO., PC

                                                     /s/ Philip Vogel & Co., PC
                                                    ---------------------------


                                                    Certified Public Accountants


Dallas, Texas
February 13, 2006

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                    (Unaudited)
                                                   Dec. 31, 2005   June 30, 2005
                                                   -------------   -------------

Current assets:
  Cash and cash equivalents                        $   1,124,188   $     257,253
  Accounts receivable                                     65,607          34,354
    Prepaid drilling costs                               991,371         303,666
    Prepaid and other assets                              55,300               0
                                                   -------------   -------------
    Total current assets                           $   2,236,466   $     595,273

Property and equipment (at cost):
  Oil and gas properties, full cost method:
    Proved properties (including wells and
    related equipment and facilities)              $   4,121,027   $   4,098,571
    Unproven properties                                1,076,835       1,053,000
  Office and other equipment                               7,876           4,873
                                                   -------------   -------------
                                                   $   5,205,738   $   5,156,444
Less accumulated depreciation, depletion
  and amortization                                     1,610,185       1,469,345
                                                   -------------   -------------
                                                   $   3,595,553   $   3,687,099
                                                   -------------   -------------
Other Assets:
    Deferred loan costs - net                      $     117,035   $     132,639
                                                   -------------   -------------

TOTAL ASSETS                                       $   5,949,054   $   4,415,011
                                                   =============   =============



























            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  (Unaudited)
                                                 Dec. 31, 2005    June 30, 2005
                                                 -------------    -------------

Current liabilities:
  Accounts payable and accrued expenses          $     112,126    $      11,261
  Due to affiliates                                     11,284            7,717
                                                 -------------    -------------
Total current liabilities                        $     123,410    $      18,978
                                                 -------------    -------------

Non-current liabilities:
  Deferred income taxes                          $           0    $           0
                                                 -------------    -------------

Long-Term Liabilities
  Debentures payable - net of discounts          $   1,649,311    $   1,611,886
                                                 -------------    -------------

Commitments and contingencies

Stockholders' equity:

  Preferred stock - $.01 par value,
    authorized 10,000,000 shares,
    issued: none                                 $           0    $           0
                                                 -------------    -------------

  Common stock - $.05 par value,
    Authorized 50,000,000 shares,
    issued 37,700,626 shares at
    December 31, 2005 and 35,161,963
    shares at June 30, 2005                      $   1,914,883    $   1,758,100

  Additional paid-in capital                        13,910,652       11,778,915

  Accumulated deficit                              (11,649,202)     (10,752,868)
                                                 -------------    -------------

Stockholders' equity                             $   4,176,333    $   2,784,147
                                                 -------------    -------------

                                                 $   5,949,054    $   4,415,011
                                                 =============    =============















            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the Three    For the Three
                                                 Months Ended     Months Ended
                                                 Dec. 31, 2005    Dec. 31, 2004
                                                 -------------    -------------

Revenue:
  Oil and gas sales                              $     163,851    $     110,249
                                                 -------------    -------------

Total revenue                                    $     163,851    $     110,249
                                                 -------------    -------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                            $      90,235    $      64,521
     General and administrative expenses               665,670           50,059
  Depreciation, depletion and amortization              70,110           22,468
                                                 -------------    -------------

Total costs and expenses                         $     826,015    $     137,048
                                                 -------------    -------------

Operating income (loss)                          $    (662,164)   $     (26,799)
                                                 -------------    -------------

Non-operating income (expense):
  Gain (loss) on sales of securities             $           0    $           0
  Other income                                               0                0
  Interest expense                                     (53,274)         (72,084)
  Amortization of loan costs                            (7,799)         (13,215)
                                                 -------------    -------------

Total non-operating income (expense)             $     (61,073)   $     (85,299)
                                                 -------------    -------------

Income (loss) before taxes:                      $    (723,237)   $    (112,098)
                                                 -------------    -------------

Provision for (benefit of) income taxes                      0                0
                                                 -------------    -------------

Net income (loss)                                $    (723,237)   $    (112,098)
                                                 =============    =============

Net gain (loss) per common share
  - basic and diluted                            $      (0.020)   $      (0.004)
                                                 =============    =============

Weighted average common shares outstanding
  - basic and diluted                               35,635,409       31,565,560
                                                 =============    =============








            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the Six      For the Six
                                                 Months Ended     Months Ended
                                                 Dec. 31, 2005    Dec. 31, 2004
                                                 -------------    -------------

Revenue:
  Oil and gas sales                              $     310,033    $     215,512
                                                 -------------    -------------

Total revenue                                    $     310,033    $     215,512
                                                 -------------    -------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                            $     168,728    $     106,502
    General and administrative expenses                774,567          120,641
  Depreciation, depletion and amortization             140,840           40,968
                                                 -------------    -------------

Total costs and expenses                         $   1,084,135    $     268,111
                                                 -------------    -------------

Operating income (loss)                          $    (774,102)   $     (52,599)
                                                 -------------    -------------

Non-operating income (expense):
  Gain (loss) on sales of securities             $           0    $           0
  Other income                                               0                0
  Interest expense                                    (106,627)         (72,084)
  Amortization of loan costs                           (15,604)         (13,215)
                                                 -------------    -------------

Total non-operating income (expense)             $    (122,231)   $     (85,299)
                                                 -------------    -------------

Income (loss) before taxes:                      $    (896,333)   $    (137,898)

Provision for (benefit of) income taxes                      0                0
                                                 -------------    -------------

Net income (loss)                                $    (896,333)   $    (137,898)
                                                 =============    =============

Net gain (loss) per common share
  - basic and diluted                            $      (0.025)   $      (0.004)
                                                 =============    =============

Weighted average common shares outstanding
  - basic and diluted                               35,398,896       31,508,695
                                                 =============    =============








            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the Six      For the Six
                                                     Months Ended     Months Ended
                                                     Dec. 31, 2005    Dec. 31, 2004
                                                     -------------    -------------
Cash flows from operating activities:
Net income (loss)                                    $    (896,333)   $    (137,898)
Adjustments to reconcile net income (loss)
  to cash provided (used) by operating activities:
  Depreciation, depletion and amortization                 193,869           79,731
  Stock grant expense                                      483,570           39,524
  Stock issued for interest                                 34,525           46,536
Net change in assets and liabilities:
  (Increase) decrease in accounts receivable               (31,253)          25,561
  (Increase) decrease in prepaid and other                 (55,300)               0
  Increase (decrease) in loan from affiliate                 3,567            1,783
  Increase (decrease) in accounts payable and
    accrued liabilities                                    100,865            2,452
                                                     -------------    -------------
Net cash provided (used) by operating activities     $    (166,490)   $      57,689
                                                     -------------    -------------


Cash flows from investing activities:
  Acquisition of oil & gas properties                $     (46,291)   $  (1,418,994)
  Purchase of office equipment                              (3,003)               0
  Payments from advances on development costs             (687,705)        (361,497)
                                                     -------------    -------------
Net cash provided (used) by investing activities     $    (736,999)   $  (1,780,491)
                                                     -------------    -------------


Cash flows from financing activities:
  Issuance of common stock, net                      $   1,770,424                0
  Issuance of convertible debt and warrants                      0        2,635,000
  Loan costs incurred                                            0         (264,300)
                                                     -------------    -------------
                                                     $   1,770,424    $   2,370,700
                                                     -------------    -------------
Net increase (decrease) in cash and
  cash equivalents                                   $     866,935    $     647,898
                                                     -------------    -------------

Cash at beginning of period                                257,253          193,213
                                                     -------------    -------------
Cash at end of period                                $   1,124,188    $     841,111
                                                     =============    =============








            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2005, Form 10-KSB and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of December 31, 2005, and for the three-month and six- month periods ended December 31, 2005, and 2004, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Stock Grants:

On December 29, 2005, the shareholders of the Company approved the Director and Officer Compensation Plan (the "Plan"). Accordingly, previously authorized conditional stock grants aggregating 597,000 un-registered shares were approved for issuance to the officers and directors of the Company. As of such date, the aggregate market value of the common stock granted was $483,570 based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amount has been recorded as compensation expense and is included in general and administrative expense for the quarter ended December 31, 2005.



Convertible debt and warrants

On October 6, 2004, Cubic closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 (the "Debentures"), to a group of institutional and high net worth investors. The Debentures are secured by the collateral set forth in the Deed of Trust, Security Agreement, Assignment of Production and Fixture Filing attached to Form 8K filed October, 12, 2004. The Debentures pay an annual interest rate of 7% on a quarterly basis and are convertible into shares of the Company's common stock at a price of $.50 per share. The Company has the option to pay the interest on the Debentures in common stock. The investors also received warrants to purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00 per share. As of December 31, 2005, an aggregate of $705,000 of debt had been converted into 1,410,000 shares of common stock. None of the warrants have been exercised and all remain outstanding at December 31, 2005. During the three months ended December 31, 2005, none of Debentures were converted to common stock. During the three months ended December 31, 2005, the company paid interest of $ 34,526 on the Debentures.

The Company allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $510,961 was recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original five year term of the Debentures as additional interest expense. Amortization for the three months ended December 31, 2005, was $ 18,713.

Cubic incurred loan costs of $264,300 on the issuance of the Debentures and Warrants. The amount allocable to the Debentures of $213,049 has been capitalized and is being amortized over the term of the Debentures. Amortization of loan costs was $ 7,799 for the three months ended December 31, 2005.

On February 6, 2006, the remaining Debentures were retired with proceeds from a new debt issue. See Subsequent Event contained elsewhere herein.


Issuance of Common Stock

On December 16, 2005, the Company entered into a Securities Purchase Agreement and issued 2,500,000 common shares at a price of $ 0.80 per share and issued warrants, with five year expiration, for the purchase of up to 1,000,000 shares of Company common stock at an exercise price of $1.00 per share.


Pro forma information related to stock options:

The Company accounts for its stock-based  employee  compensation plans under the recognition  and  measurement  principles of APB Opinion No. 25,  Accounting for
Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an  exercise  price at least  equal to the  market  of the  underlying common  stock on the date of the grant.  The  following  table  illustrates  the effect on net income and  earnings per share if the company had applied the fair
value  recognition   provisions  of  FASB  Statement  No.  123,  Accounting  for
Stock-Based Compensation, to stock-based employee compensation.


                                          3 Months Ended            6 Months Ended
                                            December 31,              December 31,
                                         2005         2004         2005         2004
                                      ---------    ---------    ---------    ---------

Net earnings (loss), as reported      $(723,237)   $(112,098)   $(896,333)   $(137,898)

Deduct: Total stock-based employee
  Compensation expense determined
  under fair value based method
  for all awards, net of tax effect   $       0    $  (4,375)   $       0    $  (8,750)
                                      ---------    ---------    ---------    ---------



Pro forma net income (loss)           $(723,237)   $(116,473)   $(896,333)   $(146,648)
                                      ---------    ---------    ---------    ---------

Earnings (loss) per common share:
   Basic - as reported                $  (0.020)   $  (0.004)   $  (0.025)   $  (0.004)
   Basic - pro forma                  $  (0.020)   $  (0.004)   $  (0.025)   $  (0.005)
   Diluted - as reported              $    n/a     $    n/a     $    n/a     $    n/a
   Diluted - pro forma                $    n/a     $    n/a     $    n/a     $    n/a

SUBSEQUENT EVENT

On February 6, 2006, Cubic entered into a Credit Agreement with Petro Capital V, L.P. (the "Lender") pursuant to which the Lender advanced to the Company $5,500,000. The indebtedness bears interest at a rate of 12.5% per annum, matures on February 6, 2009 and is secured by substantially all of the assets of the Company. Approximately $1.8 million of the funded amount was used to retire the Company's previously outstanding senior debt. In connection with the funding under the Credit Agreement, the Company issued to the Lender and Petro Capital Securities, LLC, warrants, with five-year expirations, for the purchase of up to 1,833,334 and 250,000 shares, respectively, of Company common stock at an exercise price of $1.00 per share.

Also on February 6, 2006,  the Company  entered into a Purchase  Agreement  with
Tauren Exploration, Inc., an entity wholly owned by Calvin Wallen III, the Company's Chairman of the Board and Chief Executive Officer, with respect to the purchase by the Company of certain Cotton Valley leasehold interests (approximately 11,000 gross acres; 5,000 net acres) held by Tauren. Pursuant to the Purchase Agreement, the Company acquired from Tauren a 35% working interest in approximately 2,400 acres and a 49% working interest in approximately 8,500 acres located in DeSoto and Caddo Parishes, Louisiana, along with an associated Area of Mutual Interest ("AMI") and the right to acquire at "cost" (as defined in the Purchase Agreement) a seventy percent (70%) working interest in all additional mineral leases obtained by Tauren in the AMI, in exchange for (a) $3,500,000 in cash, (b) 2,500,000 unregistered shares of Company common stock,
(c) a short-term promissory note in the amount of $1,300,000, which note is convertible into Company common stock at a conversion price of $0.80/share, and
(d) a drilling credit of $2,100,000. The Company also received an exclusive 60-day option to purchase a working interest in an additional 2,160 net acres in the aforementioned leasehold for the consideration described in the Purchase Agreement. The cash portion of the purchase price was funded with amounts advanced under the Credit Agreement.

The consideration described above was determined based upon negotiations between Tauren and a Special Committee of the Company's directors, excluding Mr. Wallen. The Special Committee obtained an opinion from its independent financial advisor with respect to the fairness, from a financial point of view, to the public stockholders of the Company, of such transactions.

The shares and warrants were issued by the Company in reliance upon an exemption from registration set forth in Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

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

Item 2. Management's Discussion and Analysis

Results of Operations:

Three Months Ended December 31, 2005 Compared To Three Months Ended December 31, 2004:

Gross Revenues for the three months ended December 31, 2005 increased from $110,249 at December 31, 2004 to $163,851 at December 31, 2005 due to increased gas production from the completion of additional wells.

Oil and Gas Production, Operating and Development Costs increased from $64,521 (58.52% of oil and gas sales) at December 31, 2004 to $90,235 (55.07% of oil and gas sales) at December 31, 2005 due to more wells being brought online.

Operating loss increased from a loss of $26,799 at December 31, 2004 to a loss of $662,164 at December 31, 2005 due to increases in general & administrative costs and depreciation, depletion and amortization. General and administrative cost increased primarily as a result of a $483,570 charge on December 29, 2005, relating to stock grants to officers and directors. (See stock grants contained elsewhere herein.)

Six Months  Ended  December 31, 2005  Compared to Six Months Ended  December 31,
2004:

Gross Revenues for the six months ended December 31, 2005 increased from $215,512 at December 31, 2004 to $310,033 at December 31, 2005 due to increased gas production from the completion of additional wells.

Oil and Gas Production, Operating and Development Costs increased from $106,502 (49.42% of oil and gas sales) at December 31, 2004 to $168,728 (54.42% of oil and gas sales) at December 31, 2005 due to more wells being brought online.

Operating loss increased from a loss of $52,599 at December 31, 2004 to a loss of $774,102 at December 31, 2005 due to increases in general & administrative costs and depreciation, depletion and amortization. General and administrative cost increased primarily as a result of a $483,570 charge on December 29, 2005, relating to stock grants to officers and directors. (See stock grants contained elsewhere herein.)

Liquidity and Capital Resources:

Long-term debt of the company was $1,930,000 on December 31, 2005; and net of discounts, was $1,649,311 on December 31, 2005, under the convertible debt financing obtained by the Company as mentioned in the preceding paragraphs.

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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings to which the Company is a party or to which its properties are subject which are in the opinion of management, likely to have a material adverse effect on the Company's results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required is set forth in the Company's Form 8-K filed December 12, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

On December 29, 2005, the Company held its Annual Shareholder Meeting. The four items of business before the Shareholders at this Annual Meeting was: (i) the election of Directors to serve for the following year, or until successors were duly elected and sworn, (ii) the approval of amendments to the Articles of Incorporation to increase the authorized shares of common stock from 50,000,000 to 100,000,000 shares, (iii) the approval of the 2005 Stock Option Plan, and
(iv) the ratification of the auditor for the Company.

A vote was then held on the election of each of Calvin Wallen III, Gene Howard, Bob Clements, Herb Bayer and Jon S. Ross to hold the position of Director of the Corporation until successors were duly elected and sworn. Of the 24,111,856 votes, the vote of the Shareholders was as follows:

NAME                          VOTES FOR          VOTES AGAINST           ABSTAIN
----                          ----------          -------------          -------
Calvin Wallen III             24,032,286                 74,170            5,400
Gene Howard                   13,415,837             10,690,619            5,400
Bob Clements                  24,102,278                  4,178            5,400
Herb Bayer                    24,102,286                  4,170            5,400
Jon S. Ross                   14,304,845              9,801,611            5,400

A vote was taken on the approval of amendments to the Articles of Incorporation to increase the authorized shares of common stock from 50,000,000 to 100,000,000 shares. The vote was as follows:

                               VOTES FOR          VOTES AGAINST          ABSTAIN
                              ----------          -------------          -------
                              24,022,545                 87,710            1,601

A vote was taken on the approval of the 2005 Stock Option Plan. The vote was as follows:

                               VOTES FOR          VOTES AGAINST          ABSTAIN
                              ----------          -------------          -------
                              14,038,069             10,072,061            1,726

A vote was taken on the ratification of Philip Vogel & Co., PC to be the independent auditor for the upcoming year. The vote was as follows:

NAME                           VOTES FOR          VOTES AGAINST          ABSTAIN
----                          ----------          -------------          -------
Philip Vogel & Co., PC        24,091,411                 18,561            1,884


Item 6. Exhibits and Reports on Form 8-K

3.1 Articles of Amendment to the Articles of Incorporation of the Company dated December 30, 2005.

10.1 Securities Purchase Agreement, dated as of December 12, 2005, among Cubic Energy, Inc. and each purchaser identified on the signature pages thereto (filed as exhibit 10.1 to the Company's Form 8-K dated December 12, 2005, and incorporated herein by reference).

10.2 Registration Rights Agreement, dated as of December 12, 2005, among Cubic Energy, Inc. and each purchaser identified on the signature pages thereto (filed as exhibit 10.2 to the Company's Form 8-K dated December 12, 2005, and incorporated herein by reference).

10.3 Form of Common Stock Purchase Warrant (filed as exhibit 10.3 to the Company's Form 8-K dated December 12, 2005, and incorporated herein by reference).

10.4 Credit Agreement, dated February 6, 2006, by and among Cubic Energy, Inc. and Petro Capital V, L.P (filed as exhibit 10.1 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.5 Promissory Note, dated as of February 6, 2006, by Cubic Energy, Inc., payable to Petro Capital V, L.P. in the maximum principal amount of $7,000,000 (filed as exhibit 10.2 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.6 Common Stock Purchase Warrant, dated February 6, 2006, issued to Petro Capital Securities, LLC (filed as exhibit 10.3 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.7 Common Stock Purchase Warrant, dated February 6, 2006, issued to Petro Capital V, L.P. (filed as exhibit 10.4 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.8 Registration Rights Agreement, dated as of February 6, 2006, by and between Cubic Energy, Inc., Petro Capital V, L.P. and Petro Capital Securities, LLC (filed as exhibit 10.5 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.9 Purchase Agreement, dated as of February 6, 2006, by and among Cubic Energy, Inc., Calvin Wallen III, and Tauren Exploration, Inc. (filed as exhibit 10.6 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.10 Promissory Note, dated as of February 6, 2006, by Cubic Energy, Inc., payable to Tauren Exploration, Inc. in the principal amount of $1,300,000 (filed as exhibit 10.7 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

31.1     Rule 13a-14(a)/15d-14(a) Certification

31.2     Rule 13a-14(a)/15d-14(a) Certification

32.1     Section 1350 Certification

32.2     Section 1350 Certification

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      CUBIC ENERGY, INC.
                                                      (Registrant)


Date:  February 13, 2006                               /s/ Calvin A. Wallen, III
                                                      --------------------------
                                                      Calvin A. Wallen, III, CEO


Date:  February 13, 2006                               /s/ James L. Busby
                                                      --------------------------
                                                      James L. Busby, CFO