Form 10QSB/A
period 2005-12-31
CUBIC ENERGY INC
filed 2006-03-22
CIK 319156

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

                               CUBIC ENERGY, INC.


                                TABLE OF CONTENTS


                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

        Independent Accountant's Report ....................................   1

        Condensed Balance Sheets
        As of December 31, 2005 (unaudited) and June 30, 2005...............   2

        Condensed Statements of Operations, (unaudited)
        For the three months ended December 31, 2005 and 2004...............   4

        Condensed Statement of Operations, (unaudited)
        For the six months ended December 31, 2005 and 2004.................   5

        Condensed Statements of Cash Flows, (unaudited)
        For the six months ended December 31, 2005 and 2004.................   6

        Notes to Condensed Financial Statements.............................   7

Item 2. Management's Discussion and Analysis................................  12

Item 3. Control and Procedures..............................................  13


                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings...................................................  13

Item 2. Unregistered Sales of Equity Securities And Use of Proceeds.........  13

Item 4. Submission of Matters to a Vote of Security Holders.................  13

Item 6. Exhibits and Reports on Form 8-K....................................  14

Signatures..................................................................  16

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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2005, Form 10-KSB/A and should be read in conjunction with the financial statements contained herein.

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

A vote was then held on the election of each of Calvin Wallen III, Gene Howard, Bob Clements, Herb Bayer and Jon S. Ross to hold the position of Director of the Corporation until successors were duly elected and sworn. Of the 24,111,856 votes, the vote of the Shareholders was as follows:

NAME                        VOTES FOR          VOTES AGAINST             ABSTAIN
----                        ---------          -------------             -------
Calvin Wallen III           24,032,286                74,170               5,400
Gene Howard                 13,415,837            10,690,619               5,400
Bob Clements                24,102,278                 4,178               5,400
Herb Bayer                  24,102,286                 4,170               5,400
Jon S. Ross                 14,304,845             9,801,611               5,400

A vote was taken on the approval of amendments to the Articles of Incorporation to increase the authorized shares of common stock from 50,000,000 to 100,000,000 shares. The vote was as follows:

                           VOTES FOR          VOTES AGAINST           ABSTAIN
                           ---------          -------------           -------
                          24,022,545                 87,710             1,601

A vote was taken on the approval of the 2005 Stock Option Plan. The vote was as follows:

                           VOTES FOR          VOTES AGAINST           ABSTAIN
                           ---------          -------------           -------
                          14,038,069             10,072,061             1,726

A vote was taken on the ratification of Philip Vogel & Co., PC to be the independent auditor for the upcoming year. The vote was as follows:

NAME                       VOTES FOR          VOTES AGAINST           ABSTAIN
----                       ---------          -------------           -------
Philip Vogel & Co., PC    24,091,411                 18,561             1,884


Item 6. Exhibits and Reports on Form 8-K

3.1 Articles of Amendment to the Articles of Incorporation of the Company dated December 30, 2005 (filed as exhibit 3.1 to the Company's Form 10-KSB/A dated December 12, 2005 and incorporated herein by reference).

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


                                                      CUBIC ENERGY, INC.
                                                      (Registrant)


Date:  March 22, 2006                                  /s/ Calvin A. Wallen, III
                                                      --------------------------
                                                      Calvin A. Wallen, III, CEO


Date:  March 22, 2006                                  /s/ James L. Busby
                                                      --------------------------
                                                      James L. Busby, CFO