Form 10QSB
period 2006-03-31
CUBIC ENERGY INC
filed 2006-05-15
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2006


                          Commission File Number 0-9355



                               CUBIC ENERGY, INC.
        (Exact name of small business issuer as specified in its charter)

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock                             Outstanding at March 31, 2006
     ------------                             -----------------------------
    $.05 par value                                      42,271,771



Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               CUBIC ENERGY, INC.


                                TABLE OF CONTENTS


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Independent Accountant's Report ................................... 1

           Condensed Balance Sheets
           As of March 31, 2006 (unaudited) and June 30, 2005................. 2

           Condensed Statements of Operations, (unaudited)
           For the three months ended March 31, 2006 and March 31, 2005....... 4

           Condensed Statements of Operations, (unaudited)
           For the nine months ended March 31, 2006 and March 31, 2005........ 5

           Condensed Statements of Cash Flows, (unaudited)
           For the nine months ended March 31, 2006 and March 31, 2005........ 6

           Notes to Condensed Financial Statements............................ 7

Item 2.  Management's Discussion and Analysis.................................12

Item 3.  Control and Procedures...............................................13


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................13

Signatures....................................................................15

Certifications................................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT


The Stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheets as of March 31, 2006, and the related condensed statements of operations, and of cash flows of Cubic Energy, Inc. for the three-month and nine-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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




                                                    PHILIP VOGEL & CO., PC

                                                     /s/ Philip Vogel & Co., PC
                                                    ----------------------------

                                                    Certified Public Accountants


Dallas, Texas
May 12, 2006

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                (Unaudited)
                                              March 31, 2006   June 30, 2005
                                              --------------   --------------
Current assets:
  Cash and cash equivalents                   $      341,235   $      257,253
  Accounts receivable                                 26,546           34,354
  Prepaid drilling costs                             327,495          303,666
  Prepaid and other assets                           364,650                0
                                              --------------   --------------
Total current assets                          $    1,059,926   $      595,273
                                              --------------   --------------

Property and equipment (at cost):
  Oil and gas properties, full cost method:
    Proved properties (including wells and
    related equipment and facilities)         $    4,120,625   $    4,098,571
    Unproven properties                            7,996,973        1,053,000
  Office and other equipment                           7,876            4,873
                                              --------------   --------------
                                              $   12,125,474   $    5,156,444
Less accumulated depreciation, depletion
  and amortization                                 1,655,639        1,469,345
                                              --------------   --------------
                                              $   10,469,835   $    3,687,099
                                              --------------   --------------
Other Assets:
  Deferred loan costs - net                   $      349,491   $      132,639
  Restricted Cash                                    400,822                0
  Other                                               25,000                0
                                              --------------   --------------
                                              $      775,313   $      132,639
                                              --------------   --------------

TOTAL ASSETS                                  $   12,305,074   $    4,415,011
                                              ==============   ==============











            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             (Unaudited)
                                           March 31, 2006    June 30, 2005
                                           --------------    --------------
Current liabilities:
  Current portion of long-term debt        $      250,000    $            0
  Accounts payable and accrued expenses           134,187            11,261
  Due to affiliates                                90,493             7,717
                                           --------------    --------------
Total current liabilities                  $      474,680    $       18,978
                                           --------------    --------------

Non-current liabilities:
  Deferred income taxes                    $            0    $            0
                                           --------------    --------------

Long-Term Liabilities:
  Long-term debt                           $    3,995,158    $    1,611,866
  Note payable to affiliate                $    1,300,000    $            0
                                           --------------    --------------
Total long-term liabilities                $    5,295,158    $    1,611,886
                                           --------------    --------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value,
    authorized 10,000,000 shares,
    issued: none                           $            0    $            0
                                           --------------    --------------
  Common stock - $.05 par value,
    Authorized 100,000,000 shares,
    issued 42,271,771 shares at
    March 31, 2006 and 35,161,963
    shares at June 30, 2005                $    2,113,590    $    1,758,100
  Additional paid-in capital                   17,311,373        11,778,915
     Accumulated deficit                      (12,889,727)      (10,752,868)
                                           --------------    --------------
Total stockholders' equity                 $    6,535,236    $    2,784,147
                                           --------------    --------------

                                           $   12,305,074    $    4,415,011
                                           ==============    ==============




            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             For the Three     For the Three
                                              Months Ended      Months Ended
                                             March 31, 2006    March 31, 2005
                                             --------------    --------------
Revenue:
  Oil and gas sales                          $       82,450    $      126,449
                                             --------------    --------------
Total revenue                                $       82,450    $      126,449
                                             --------------    --------------

Costs and expenses:
  Oil and gas production, operating and
  development costs                          $       73,143    $       88,707
  General and administrative expenses               313,527           115,272
  Depreciation, depletion and amortization           45,454           157,790
                                             --------------    --------------
Total costs and expenses                     $      432,124    $      361,769
                                             --------------    --------------

Operating income (loss):                     $     (349,674)   $     (253,320)
                                             --------------    --------------

Non-operating income (expense):
  Interest expense                           $     (210,254)   $      (68,405)
  Amortization of loan costs                        (21,103)           (7,234)
  Other income                                          836                 0
                                             --------------    --------------
Total non-operating income (expense)         $     (230,521)   $      (75,639)
                                             --------------    --------------

Gain (loss) on debt extinguishment:          $     (660,330)   $            0
                                             --------------    --------------

Income (loss) before taxes:                  $   (1,240,525)   $     (310,959)
                                             --------------    --------------

Provision for (benefit of) income taxes:     $            0    $            0
                                             --------------    --------------

Net income (loss)                            $   (1,240,525)   $     (310,959)
                                             ==============    ==============

Net gain (loss) per common share
  - basic and diluted:                       $       (0.030)   $       (0.009)
                                             ==============    ==============

Weighted average common shares outstanding
  - basic and diluted:                       $   40,932,522        34,319,736
                                             ==============    ==============




            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the Nine      For the Nine
                                              Months Ended      Months Ended
                                             March 31, 2006    March 31, 2005
                                             --------------    --------------
Revenue:
  Oil and gas sales                          $      392,483    $      341,961
                                             --------------    --------------
Total revenue                                $      392,483    $      341,961
                                             --------------    --------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                        $      241,871    $      195,209
  General and administrative expenses             1,088,094           235,913
  Depreciation, depletion and amortization          186,294           198,758
                                             --------------    --------------
Total costs and expenses                     $    1,516,259    $      629,880
                                             --------------    --------------

Operating income (loss)                      $   (1,123,776)   $     (287,919)
                                             --------------    --------------

Non-operating income (expense):
  Interest expense                           $     (316,881)   $     (140,489)
  Amortization of loan costs                        (36,707)          (20,449)
  Other income                                          835                 0
                                             --------------    --------------
Total non-operating income (expense)         $     (352,753)   $     (160,938)
                                             --------------    --------------

Gain (loss) on debt extinguishment:          $     (660,330)   $            0
                                             --------------    --------------

Income (loss) before taxes:                  $   (2,136,859)   $     (448,857)

Provision for (benefit of) income taxes:                  0                 0
                                             --------------    --------------

Net income (loss)                            $   (2,136,859)   $     (448,857)
                                             ==============    ==============

Net gain (loss) per common share
  - basic and diluted:                       $       (0.057)   $       (0.014)
                                             ==============    ==============

Weighted average common shares outstanding
  - basic and diluted:                       $   37,216,510        32,432,029
                                             ==============    ==============




            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the Nine      For the Nine
                                                      Months Ended      Months Ended
                                                     March 31, 2006    March 31, 2005
                                                     --------------    --------------
Cash flows from operating activities:
Net income (loss)                                    $   (2,136,859)   $     (448,857)
Adjustments to reconcile net income (loss)
  to cash provided (used) by operating activities:
  Depreciation, depletion and amortization                  332,601           268,253
  Stock grant expense                                       605,120            59,288
  Stock issued for interest                                  36,042            91,289
  Write-off of deferred loan costs                           99,204                 0
  Write-off of note payable discount                        237,931                 0
Net change in assets and liabilities:
  (Increase) decrease in accounts receivable                  7,808            40,424
  Increase (decrease) in loan from affiliate                 82,776            44,140
  Increase (decrease) in accounts payable and
    accrued liabilities                                     122,926           (99,708)
                                                     --------------    --------------
Net cash provided (used) by operating activities     $     (612,451)   $      (45,171)
                                                     --------------    --------------


Cash flows from investing activities:
  Acquisition of oil & gas properties                $   (5,666,027)   $   (1,793,646)
  Purchase of office equipment                               (3,003)                0
  Payments from advances on development costs               (23,829)         (345,420)
                                                     --------------    --------------
Net cash provided (used) by investing activities     $   (5,692,859)   $   (2,139,066)
                                                     --------------    --------------


Cash flows from financing activities:
  Issuance of common stock, net                      $    1,770,424                 0
  Repayment of debentures                                (1,480,000)                0
  Issuance of convertible debt and warrants               5,500,000         2,635,000
  Issuance of note payable to affiliate                   1,300,000                 0
  Escrow account for debt service                          (400,822)                0
  Loan costs incurred and other                            (300,310)         (264,300)
                                                     --------------    --------------
Net cash provided (used) by financing activities     $    6,389,292    $    2,370,700
                                                     --------------    --------------

Net increase (decrease) in cash and
  cash equivalents                                   $       83,982    $      186,463
                                                     --------------    --------------

Cash at beginning of period                                 257,253           193,213
                                                     --------------    --------------
Cash at end of period                                $      341,235    $      379,676
                                                     ==============    ==============


            See accompanying notes to condensed financial statements

                               CUBIC ENERGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2005, Form 10-KSB/A and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of March 31, 2006, and for the three-month and nine- month periods ended March 31, 2006, and 2005, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Stock Grants

On January 5, 2006, the Company issued 572,000 un-registered shares to the officers and directors of the Company pursuant to the Director and Officer Compensation Plan (the "Plan") which was approved by the Shareholders of the Company on December 29, 2005. As of such date, the aggregate market value of the common stock granted was $486,200 based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amount is being amortized to compensation expense on a quarterly basis during calendar year 2006. Accordingly, $121,550 has been recorded as compensation expense and is included in general and administrative expense for the quarter ended March 31, 2006.


Convertible Debt and Warrants

On October 6, 2004, Cubic closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 (the "Debentures"), to a group of institutional and high net worth investors. The Debentures were secured by the collateral set forth in the Deed of Trust, Security Agreement, Assignment of Production and Fixture Filing attached to Form 8-K filed October, 12, 2004. The Debentures paid an annual interest rate of 7% on a quarterly basis and were convertible into shares of the Company's common stock at a price of $.50 per share. The Company had the option to pay the interest on the Debentures in common stock. The investors also received warrants to purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00 per share. None of the warrants have been exercised and all remain outstanding at March 31, 2006.

On February 6, 2006, the remaining Debentures were retired with proceeds from a new senior debt issue. In connection with this retirement, the Company recorded a loss on extinguishment of debt in the amount of $660,330. Such amount includes the write-off of deferred loan costs ($99,204), the write-off of the remaining loan discount ($237,931), and a prepayment penalty and associated legal fees ($323,195). See "Issuance of Senior Debt" contained elsewhere herein.


Issuance of Senior Debt

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

The Company allocated the proceeds from the issuance of the senior debt to the warrants and the senior debt based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,319,810 was recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original three-year term of the senior debt as additional interest expense. Amortization for the three months ended March 31, 2006 was $64,968.


Cubic  incurred  loan costs of $483,643  on the  issuance of the senior debt and warrants.  The  amount  allocable  to the  senior  debt  of  $367,586  has  been
capitalized   and  is  being  amortized  over  the  term  of  the  senior  debt.
Amortization  of loan costs for the new senior  debt was  $18,094  for the three months ended March 31, 2006.


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


                                            Three Months Ended          Nine Months Ended
                                                March 31,                    March 31,
                                       --------------------------   -------------------------
                                           2006           2005          2006          2005
                                       -----------    -----------   -----------   -----------
Net earnings (loss), as reported       $(1,240,525)   $  (310,959)  $(2,136,859)  $  (448,857)

Deduct: Total stock-based employee
  Compensation expense determined
  under fair value based method
  for all awards, net of tax effect    $         0    $    (4,375)  $         0   $   (13,125)
                                       -----------    -----------   -----------   -----------



Pro forma net income (loss)            $(1,240,525)   $  (315,334)  $(2,136,859)  $  (461,982)
                                       -----------    -----------   -----------   -----------

Earnings (loss) per common share:
  Basic - as reported                  $    (0.030)   $     (0.01)  $    (0.057)  $     (0.01)
  Basic - pro forma                    $    (0.030)   $     (0.01)  $    (0.057)  $     (0.01)
  Diluted - as reported                $      n/a     $       n/a   $      n/a    $       n/a
  Diluted - pro forma                  $      n/a     $       n/a   $      n/a    $       n/a

Property Acquisition

On February 6, 2006, the Company entered into a Purchase Agreement with Tauren Exploration, Inc., an entity wholly owned by Calvin Wallen III, the Company's Chairman of the Board and Chief Executive Officer, with respect to the purchase by the Company of certain Cotton Valley leasehold interests (approximately 11,000 gross acres; 5,000 net acres) held by Tauren. Pursuant to the Purchase Agreement, the Company acquired from Tauren a 35% working interest in approximately 2,400 acres and a 49% working interest in approximately 8,500 acres located in DeSoto and Caddo Parishes, Louisiana, along with an associated Area of Mutual Interest ("AMI") and the right to acquire at "cost" (as defined in the Purchase Agreement) a seventy percent (70%) working interest in all additional mineral leases obtained by Tauren in the AMI, in exchange for (a) $3,500,000 in cash, (b) 2,500,000 unregistered shares of Company common stock,
(c) a short-term promissory note in the amount of $1,300,000, which note is convertible into Company common stock at a conversion price of $0.80/share, and
(d) a drilling credit of $2,100,000. The Company also received an exclusive 60-day option to purchase a working interest in an additional 2,160 net acres in the aforementioned leasehold for the consideration described in the Purchase Agreement. The cash portion of the purchase price was funded with amounts advanced under the Credit Agreement described elsewhere herein.

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

The maturity of the above-referenced short-term promissory note has been extended to April 15, 2007 and the option period to purchase the additional working interest has been extended to May 26, 2006.

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

The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition, (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

Item 2.   Management's Discussion and Analysis

Results of Operations:

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005:

Gross Revenues for the three months ended March 31, 2006 decreased from $126,449 at March 31, 2005 to $82,450 at March 31, 2006 due primarily to decreased gas production from the Texas wells as a result of normal depletion.

Oil and Gas Production, Operating and Development Costs decreased from $88,707 (70% of oil and gas sales) at March 31, 2005 to $73,143 (89% of oil and gas sales) at March 31, 2006 due primarily to a decrease in costs for rental equipment, swabbing services and saltwater disposal services for the Louisiana wells.

Operating loss increased from a loss of $253,320 at March 31, 2005 to a loss of $349,674 at March 31, 2006 due primarily to higher general & administrative ("G&A") costs, partially offset by a decrease in depreciation, depletion and amortization ("DD&A"). G&A costs increased mainly as a result of the amortization of stock grants of $121,550 to officers and directors and an overall increase in G&A as a result of increased activity of the Company. (See "Stock Grants" in Notes to Condensed Financial Statements elsewhere herein.) DD&A decreased as a result of lower production volumes.

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005:

Gross Revenues for the nine months ended March 31, 2006 increased from $341,961 at March 31, 2005 to $392,483 at March 31, 2006 due to increased gas production from the completion of additional wells.

Oil and Gas Production, Operating and Development Costs increased from $195,209 (57% of oil and gas sales) at March 31, 2005 to $241,871 (62% of oil and gas sales) at March 31, 2006 due primarily to greater activity resulting from more wells being brought online.

Operating loss increased from a loss of $287,919 at March 31, 2005 to a loss of $1,123,776 at March 31, 2006 due to increases in production, operating and development costs and G&A costs. G&A costs increased primarily as a result of an aggregate of $605,120 in charges relating to stock grants to officers and directors. (See "Stock Grants" in Notes to Condensed Financial Statements elsewhere herein.)

Liquidity and Capital Resources:

Long-term debt of the Company was $6,550,000 on March 31, 2006; and net of discounts, was $5,295,158 on March 31, 2006, pursuant to the senior debt financing and note payable to affiliate as mentioned in the Notes to Condensed Financial Statements. The current portion of long-term debt is $250,000 which is due March 31, 2007.

Item 3.   Controls and Procedures

Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures under Exchange Act Rules 13a -15(e) and 15d-15(e) are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principle executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in internal controls or other factors that could materially affect, or are reasonably likely to materially affect, these internal controls.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are no legal proceedings to which the Company is a party or to which its properties are subject which are in the opinion of management, likely to have a material adverse effect on the Company's results of operations or financial condition.

Item 6.   Exhibits and Reports on Form 8-K

10.1 Credit Agreement, dated February 6, 2006, by and among Cubic Energy, Inc. and Petro Capital V, L.P (filed as exhibit 10.1 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.2 Promissory Note, dated as of February 6, 2006, by Cubic Energy, Inc., payable to Petro Capital V, L.P. in the maximum principal amount of $7,000,000 (filed as exhibit 10.2 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.3 Common Stock Purchase Warrant, dated February 6, 2006, issued to Petro Capital Securities, LLC (filed as exhibit 10.3 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.4 Common Stock Purchase Warrant, dated February 6, 2006, issued to Petro Capital V, L.P. (filed as exhibit 10.4 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.5 Registration Rights Agreement, dated as of February 6, 2006, by and between Cubic Energy, Inc., Petro Capital V, L.P. and Petro Capital Securities, LLC (filed as exhibit 10.5 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.6 Purchase Agreement, dated as of February 6, 2006, by and among Cubic Energy, Inc., Calvin Wallen III, and Tauren Exploration, Inc. (filed as exhibit 10.6 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.7 Promissory Note, dated as of February 6, 2006, by Cubic Energy, Inc., payable to Tauren Exploration, Inc. in the principal amount of $1,300,000 (filed as exhibit 10.7 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.8 Amendment to Promissory Note, dated March 30, 2006, by and between, Cubic Energy, Inc. and Tauren Exploration, Inc.

10.9 Amendment to Purchase Agreement, dated April 3, 2006, by and among Cubic Energy, Inc., Calvin Wallen III and Tauren Exploration, Inc.

10.10 Amendment to Purchase Agreement, dated May 5, 2006, by and among Cubic Energy, Inc., Calvin Wallen III and Tauren Exploration, Inc.

31.1      Rule 13a-14(a)/15d-14(a) Certification

31.2      Rule 13a-14(a)/15d-14(a) Certification

32.1      Section 1350 Certification

32.2      Section 1350 Certification

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      CUBIC ENERGY, INC.
                                                      (Registrant)


Date:  May 15, 2006                                   /s/ Calvin A. Wallen, III
                                                      --------------------------
                                                      Calvin A. Wallen, III, CEO


Date:  May 15, 2006                                   /s/ James L. Busby
                                                      --------------------------
                                                      James L. Busby, CFO