Form 10KSB
period 2006-06-30
CUBIC ENERGY INC
filed 2006-09-28
CIK 319156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                          UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2006
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

         The issuer's revenues for the fiscal year ended June 30, 2006 were $508,925.

         As of June 30, 2006, the registrant had outstanding 42,450,768 shares of common stock, $.05 par value, which is registrant's only class of common stock. The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last sale price of the common stock as quoted on the Over-the-Counter Bulletin Board, was approximately $12,922,000 as of September 8, 2006. Shares of common stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               CUBIC ENERGY, INC.


                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

Item 1.      Description of Business and Properties............................1
Item 2.      Description of Properties........................................22
Item 3.      Legal Proceedings................................................22
Item 4.      Submission of Matters to a Vote of Security Holders..............22
Item 5.      Market for Common Equity and Related Stockholder Matters.........23
Item 6.      Management's Discussion and Analysis or Plan of Operations.......24
Item 7.      Financial Statements.............................................27
Item 8.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.........................................27
Item 8A.     Controls and Procedures..........................................27
Item 8B.     Other Information................................................28
Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act................29
Item 10.     Executive Compensation...........................................31
Item 11.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................32
Item 12.     Certain Relationships And Related Transactions...................34
Item 13.     Exhibits.........................................................36
Item 14.     Principal Accountant Fees and Services...........................38

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


                                     PART I

Item 1.  Description of Business and Properties.

GENERAL

         Cubic Energy, Inc. is an independent energy company engaged in the development and production of, and exploration for, crude oil and natural gas. Our oil and gas assets are concentrated principally in Texas and Louisiana. At June 30, 2006, our total proved reserves were approximately 2,850,078 MCFE.

         Our predecessor was incorporated in October 1978 in the State of Texas. In March 1980, this entity was merged into a publicly held Utah corporation, with the surviving entity being Roseland Oil and Gas, Inc., a Utah corporation. In August 1991, Roseland Oil and Gas, Inc., the Utah corporation, was merged into an Oklahoma corporation and our corporate offices were relocated from Houston, Texas to Tulsa, Oklahoma. In October 1999, Roseland Oil and Gas, Inc. was merged into Cubic Energy, Inc., a Texas corporation. References to Cubic, Roseland or the Company include the Company and our predecessors unless the context otherwise requires. Our principal executive office is located at 9870 Plano Road, Dallas, Texas 75238, and our telephone number is (972) 686-0369.

         In December 1997, we entered into a Stock Purchase Agreement (the "Agreement") pursuant to which the Company issued 12,500,000 shares of our common stock in exchange for the conveyance to the Company of certain oil and gas properties by Calvin A. Wallen, III and his affiliates. In connection with the Agreement, three of the five members of the Board of Directors resigned and new directors were appointed, including Mr. Wallen, who also became President and CEO of the Company.

DESCRIPTION OF BUSINESS

         Prior to the Agreement, we focused primarily on the acquisition of non-operated working interests and overriding royalty interests in oil and gas properties. Subsequent to the Agreement in December 1997, we moved our headquarters from Tulsa, Oklahoma to Garland, Texas in order to utilize an affiliate's assembled team of experienced management whose substantial expertise lay in acquisition, exploitation and development and the ability to manage both operated and non-operated oil and gas properties. Current management believes that the ability to operate our own properties, through this affiliate, will result in significant cost savings to the Company. In addition, after reviewing our existing property portfolio and refining our new business strategy, the management team initiated a divestment strategy to dispose of our non-strategic assets in non-core areas in order to concentrate on building core reserves. Pursuant to this strategy, we have acquired additional properties in our core areas, primarily in Louisiana, as well as establishing a drilling program for the drilling of exploratory, development and infill wells, a strategy previously unavailable to us due to the technical expertise and experience required and the lack of available resources. We have made substantial progress in redirecting our strategic business efforts and believe that attractive opportunities remain for acquisition and development of our remaining and future assets.

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

         Effective January 1, 2002, we entered into an agreement with Tauren whereby (i) Tauren exchanged and traded the accounts receivable of $856,712 owed by the Company for 856,712 shares of restricted Company common stock, (ii) the Company obtained ground floor opportunities from Tauren to participate in Tauren's prospect and project inventory, and (iii) certain warrants were issued to Tauren from the Company to acquire restricted Company common stock.

         On June 1, 2002, Tauren assigned certain oil and gas properties to the Company for de minimis consideration. We already had an interest in some of the properties assigned by Tauren.

         On or about October 1, 2004, we closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 (the "Debentures"), to a group of institutional and high net worth investors. The Debentures were secured by the collateral set forth in the Deed of Trust, Security Agreement, Assignment of Production and Fixture Filing attached to our Form 8-K filed October 12, 2004. The Debentures paid an annual interest rate of 7% on a quarterly basis and were convertible into shares of our common stock at a price of $.50 per share. We had the option to pay the interest on the Debentures in common stock. The investors also received warrants to purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00 per share. The proceeds of the Debentures were used primarily for the acquisition of interests in oil and gas properties in Caddo and Desoto Parishes, Louisiana. The Debentures were retired on February 6, 2006, as set forth below.

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

         On December 16, 2005, the Company entered into a Securities Purchase Agreement and issued 2,500,000 common shares at a price of $ 0.80 per share and issued warrants, with five year expiration, for the purchase of up to 1,000,000 shares of Company common stock at an exercise price of $1.00 per share. The proceeds of the offering were used for exploratory drilling and working capital.

         On February 6, 2006, Cubic entered into a Credit Agreement with Petro Capital V, L.P. (the "Lender") pursuant to which the Lender advanced to the Company $5,500,000. The indebtedness bears interest at a rate of 12.5% per annum, matures on February 6, 2009 and is secured by substantially all of the assets of the Company. Approximately $1.8 million of the funded amount was used to retire the Debentures described above. In connection with the funding under the Credit Agreement, the Company issued to the Lender and Petro Capital Securities, LLC, warrants, with five-year expirations, for the purchase of up to 1,833,334 and 250,000 shares, respectively, of Company common stock at an exercise price of $1.00 per share.

         On July 28, 2006, Cubic entered into and consummated transactions pursuant to Subscription and Registration Rights Agreements (the "Subscription Agreements") with certain investors that are unaffiliated with the Company (the "Investors"). Pursuant to the Subscription Agreements, the Investors paid aggregate consideration of $2,100,000 to the Company for 3,000,000 shares of the Company's common stock and warrants exercisable into 1,500,000 shares of common stock. The warrants are exercisable through July 31, 2011, at $0.70 per share. In addition to reimbursement of certain expenses incurred in connection with this offering, the Company agreed to pay 2% of the aggregate consideration, in cash, plus 150,000 shares of common stock valued at $0.70 per share, to a placement agent.

         The shares of common stock and warrants described in the aforementioned transactions were issued by the Company in reliance upon an exemption from registration set forth in Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.


                  PRINCIPAL OIL AND GAS PROPERTIES

         The following table summarizes certain information with respect to our principal areas of operation at June 30, 2006.

    ------------------- ---------- ------------ ------------ ---------------
                                                   Percent       Present
                           Oil          Gas       of Proved       Value
           Areas          (Bbl)        (Mcf)       Reserves    (Disc @ 10%)
           -----          -----        -----       --------    ------------

    ------------------- ---------- ------------ ------------ ---------------
         Louisiana          8,672    2,707,408          97%      $6,306,962
           Texas              191       89,492           3%        $140,423
    ------------------- ---------- ------------ ------------ ---------------
           Total            8,863    2,796,900         100%      $6,447,385
    ------------------- ---------- ------------ ------------ ---------------

         Our Texas properties are situated in Palo Pinto, Eastland and Callahan Counties. Our Louisiana properties are situated in Caddo Parish and in Desoto Parish. At June 30, 2006, the Louisiana properties contained the vast majority of our proved reserves, a situation that is expected to continue. The Texas properties consist primarily of wells acquired by the Company in several transactions between 1991 and 2002 and through overriding royalty interests reserved in farm-out agreements in 1998 and 1999. The Louisiana properties were acquired on or about October 1, 2004, January 11, 2005 and February 6, 2006, in transactions described herein.

         Our net production for the fiscal year ending June 30, 2006 for all of the Company wells averaged approximately 147 Mcf of natural gas per day and 3 barrels of oil per day.

EXPLORATION ACTIVITIES

         Our strategy with respect to our domestic exploration program seeks to maintain a balanced portfolio of drilling opportunities that range from lower risk, field extension wells to higher risk, high reserve potential prospects. Our focus is primarily on exploration opportunities that can benefit from advanced technologies, including 3-D seismic, designed to reduce risks and increase success rates. We develop prospects in-house with an affiliate and through strategic alliances with exploration companies that have expertise in specific target areas. In addition, we evaluate some externally generated prospects and plan to participate in some of these opportunities to enhance our portfolio.

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

         We also have included an acquisition strategy to our business plan that would allow us to capitalize on producing oil and gas acquisition targets within our core areas.

MARKETING OF PRODUCTION

Crude Oil and Natural Gas

         Our production consists mainly of natural gas. We market our operated production of natural gas to two purchasers (i) in Texas, Enbridge G & P, LP, and (ii) in Louisiana, Crosstex Gulf Coast Marketing, Ltd. We sell our crude oil and condensate production at or near the well site; although in some cases it is gathered by us or others and delivered to a central point of sale. Our crude oil and condensate production is transported by truck or by pipeline and is typically committed to arrangements having a term of one year or less. We have not engaged in crude oil hedging or trading activities. We utilize short-term gas contracts with prices that are related to market conditions in varying degrees and have not engaged in natural gas hedging or futures trading.

         We believe we would be able to locate alternate purchasers in the event of the loss of any one of these purchasers, and that any such loss would not have a material adverse effect on our financial condition or results of operations. Revenue from the sale of natural gas totaled $446,208 for the fiscal year ended June 30, 2006 and represented 88% of our total oil and gas revenues for that fiscal year.

Price Considerations

         Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil ("NYMEX-WTI"). The average crude oil price per Bbl received by us in fiscal year 2006 was $59.90.

         Natural gas prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBTU for natural gas delivered at Henry Hub, Louisiana established on the NYMEX ("NYMEX-Henry Hub"). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2006 was $8.34.

OIL AND GAS RESERVES

         The   following   tables  set  forth  the  proved   producing,   proved
non-producing and proved undeveloped reserves at June 30, 2006, the estimated future net revenues from such proved reserves and the Standardized Measure of Discounted Future Net Cash Flows attributable to our proved reserves at June 30, 2006, 2005 and 2004:


                                                                                       10%
Category                Oil (Bbls)      Gas (Mcf)    Total (Mcfe)      Income        Discount
------------           ------------   ------------   ------------   ------------   ------------
Proved Producing              1,030        167,989        174,169   $    357,042   $    319,289
Proved Non-Producing          1,863        639,068        650,246   $  2,484,046   $  2,024,059
Proved Undeveloped            5,970      1,989,843      2,025,663   $  6,050,495   $  4,104,037

                                                                     AT JUNE 30,
                                    -----------------------------------------------------------
                                                         2006           2005           2004
Proved Reserves:
---------------
     Oil (Bbl)....................................
                                                            8,863          1,048              0
     Gas (Mcf)....................................
                                                        2,796,900        509,625        311,098
MCFE..............................................
                                                        2,850,078        515,913        311,098
Estimated future net revenues                        $  8,891,593   $  1,902,300   $    975,468
     (before income tax)..........................
       Standardized Measure (1)...................   $  6,447,385   $  1,071,100   $    731,913
Proved developed reserves:
-------------------------
     Oil (Bbl)....................................          2,893          1,048              0
      Gas (Mcf)...................................        807,057        509,625        311,098
MCFE..............................................        824,415        515,913        311,098
Estimated future net revenues                        $  2,841,088   $  1,902,300   $    975,468
     (before income tax)..........................
       Standardized Measure (1)...................   $  2,343,348   $  1,071,100   $    731,913
Unproved Reserves:
-----------------
     Oil (Bbl)....................................          5,970              0              0

     Gas (Mcf)....................................      1,989,843              0              0

MCFE..............................................      2,025,663              0              0

Estimated future net revenues
     (before income tax)..........................   $  6,050,495              0              0
       Standardized Measure (1)...................   $  4,104,037              0              0

Average price used to calculate reserves:
     Oil (Bbl)....................................   $      70.09   $      50.57            n/a
     Gas (Mcf)....................................   $       5.55   $       6.65   $       6.62

---------------------
(1) The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value (using an annual discount rate of 10%) of estimated future net revenues from the production of proved reserves, after giving effect to income taxes. See the Supplemental Financial Information attached to the Financial Statements of the Company included elsewhere in this Report for additional information regarding the disclosure of the Standardized Measure information in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 69, "Disclosures about Oil and Gas Producing Activities."

         The information set forth in this Report relating to our proved reserves, estimated future net revenues and present values is taken from reports prepared by the Dallas office of The Scotia Group, Inc. for 2006; by the Houston office of Netherland Sewell & Associates, Inc. for 2005; and by Michael S. Turner, P.E. for 2004; all independent, petroleum engineering firms. The estimates of these engineering firms were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. Information with respect to approximately 2% of the total proved reserves as of June 30, 2006, were prepared in-house and was not reviewed by an independent engineering firm. No reports on our reserves have been filed with any federal agency. In accordance with guidelines of the SEC, our estimates of proved  reserves and the future net revenues from which present values  are  derived  are made  using  year end oil and gas  sales  prices  held constant  throughout the life of the properties (except to the extent a contract specifically provides otherwise). Operating costs, development costs and certain production-related  taxes were  deducted  in arriving  at  estimated  future net
revenues,   but  such  costs  do  not  include   debt  service  or  general  and
administrative expenses.

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

         NET PRODUCTION, SALES PRICES AND COSTS

         The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by us for the years ended June 30, 2006, 2005 and 2004.

-------------------------------------------------- ----------------- ----------------- -----------------
                                                      YEAR ENDED        YEAR ENDED         YEAR ENDED
                                                     JUNE 30, 2006     JUNE 30, 2005     JUNE 30, 2004
                                                     -------------     -------------     -------------
-------------------------------------------------- ----------------- ----------------- -----------------
PRODUCTION VOLUMES:
-------------------------------------------------- ----------------- ----------------- -----------------
    Oil (Bbl).....................................           1,047              506                562
-------------------------------------------------- ----------------- ----------------- -----------------
      Gas (Mcf)...................................          53,516            67,744            71,804
-------------------------------------------------- ----------------- ----------------- -----------------
WEIGHTED AVERAGE SALES PRICES:
-------------------------------------------------- ----------------- ----------------- -----------------
     Oil (per Bbl)................................          $59.90            $43.42            $32.16
-------------------------------------------------- ----------------- ----------------- -----------------
     Gas (per Mcf)................................          $ 8.34            $ 6.61             $5.55
-------------------------------------------------- ----------------- ----------------- -----------------
SELECTED EXPENSES PER MCFE:
-------------------------------------------------- ----------------- ----------------- -----------------
     Lease operating..............................          $ 5.66            $ 3.86             $2.48
-------------------------------------------------- ----------------- ----------------- -----------------
     Depreciation, Depletion & Amortization.......          $ 3.00            $ 5.15             $1.39
-------------------------------------------------- ----------------- ----------------- -----------------
     General and administrative...................          $23.42            $ 5.58             $3.19
-------------------------------------------------- ----------------- ----------------- -----------------


PRODUCTIVE WELLS AND ACREAGE

Productive Wells

         The following  table sets forth our domestic  productive  wells at June
30, 2006:

--------------- --------------- --------------- --------------- --------------- ---------------
              OIL                             GAS                            TOTAL
--------------- --------------- --------------- --------------- --------------- ---------------
     Gross            Net            Gross            Net            Gross            Net
--------------- --------------- --------------- --------------- --------------- ---------------
             0               0              17           13.07              17           13.07
--------------- --------------- --------------- --------------- --------------- ---------------

Acreage

         The following table sets forth our undeveloped and developed gross and net leasehold acreage at June 30, 2006. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

--------------- --------------- --------------- --------------- --------------- ---------------
          Undeveloped                       Developed                        TOTAL
--------------- --------------- --------------- --------------- --------------- ---------------
     Gross            Net            Gross            Net            Gross            Net
--------------- --------------- --------------- --------------- --------------- ---------------
        15,632           6,206           1,281             867          16,913           7,073
--------------- --------------- --------------- --------------- --------------- ---------------

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

OPERATIONS

         We are not the operator of our wells, but in most cases Fossil, an entity related to Mr. Wallen, is the operator.

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

EMPLOYEES

         At June 30, 2006, the Company had 2 full and 4 part time employees. We regularly use independent consultants and contractors to perform various professional services, including well-site supervision, design, construction, permitting and environmental assessment. We use independent contractors to perform field and on-site production operation services.

FACILITIES

         The Company's principal executive and administrative offices are located at 9870 Plano Road, Dallas, Texas. The offices are subleased from an affiliate controlled by Mr. Wallen and the offices are owned by this affiliate. The average monthly amount charged to the Company during the year ended June 30, 2006, was $2,229. The Company believes that there is other appropriate space available in the event the Company should terminate its current leasing arrangement.


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

         Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. Our future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on our financial condition and results of operations.

         Our operations are also subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, down hole fires, mechanical failures, blowouts, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. We participate in insurance coverage maintained by the operator of our wells, although there can be no assurances that such coverage will be sufficient to prevent a material adverse effect to us in such events.

         We are in a capital-intensive business and we will need additional funds.

         Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations, purchase equipment and to fund our drilling program.

         At June 30, 2006, we had a working capital deficit of $(1,357,230). On July 28, 2006, we raised $2,100,000 through the private placement of common stock to in order to fund the drilling of a new well and for general working capital purposes.

         We have experienced and will continue to experience significant capital expenditures and working capital requirements, principally as a result of our drilling program. We expect that we will require additional financing, in addition to cash generated from operations, to fund our expected growth. There can be no assurance, however, that additional financing will be available on acceptable terms or at all. In the event that additional capital resources are unavailable, we may curtail drilling, development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis. Additionally, failure to drill on certain of our leasehold interests could result in the forfeiture of our interest.

         Any future issuances of equity securities would likely result in dilution to our then existing shareholders while the incurring of additional indebtedness would result in increased interest expense and debt service changes. See "Management's Discussion and Analysis or Plan of Operations."

         We have a history of operating losses and may not be profitable in the future.

         We incurred losses before income tax provisions of $(2,769,050) and $(784,526) for the fiscal years ended June 30, 2006 and 2005. Our accumulated deficit as of June 30, 2006 was $(13,521,918). We do not have a bank line of credit. We have funded our operating losses, acquisitions and drilling costs primarily through a combination of private offerings of convertible debt, senior secured debt, exempt transactions, and equity securities. Our success in obtaining the necessary capital resources to fund future costs associated with our operations and drilling plans is dependent upon our ability to: (i) increase revenues through acquisitions and recovery of our proved producing and proved developed non-producing oil and gas reserves; (ii) maintain effective cost controls at the corporate administrative office and in field operations; and
(iii) obtain additional financing, including the exercise of outstanding warrants. However, even if we achieve some success with our plans, there can be no assurance that we will be able to generate sufficient revenues to achieve significant profitable operations or fund our drilling plans. See "Management's Discussion and Analysis or Plan of Operations."

         We have substantial capital requirements necessary for undeveloped properties for which we may not be able to obtain adequate financing.

         The majority of our oil and gas Reserves are undeveloped. Recovery of the Company's future undeveloped Reserves will require significant capital expenditures. Our management estimates that aggregate capital expenditures of approximately $3,500,000 will be required to develop our current Reserves during the next eighteen months. No assurance can be given that our estimates of capital expenditures will prove accurate, that our financing sources will be sufficient to fully fund our planned development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

         Development of our properties will require additional capital resources. Except as disclosed elsewhere herein, we have no commitments to obtain any additional debt or equity financing and there can be no assurance that additional financing will be available, when required, on favorable terms to us. The inability to obtain additional financing could have a material adverse effect on us, including requiring us to curtail significantly our oil and gas development plans or farm-out development of our properties. Any additional financing may involve substantial dilution to the interests of our shareholders at that time. See "Management's Discussion and Analysis or Plan of Operations."

         Oil and natural gas prices fluctuate widely and low prices could have a material adverse impact on our business and financial results.

         Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to:
(i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect our ability to market our production through such systems, pipelines or facilities. Substantially all of our gas production is currently sold to one gas marketing firm on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during fiscal 2004, fiscal 2005 and fiscal 2006, and experienced fluctuations similar to those seen in natural gas prices for those years. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

         We are subject to uncertainties in reserve estimates and future net cash flows.

         This report contains estimates of our oil and gas reserves and the future net cash flows from those reserves, which have been prepared by certain independent petroleum consultants. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates included herein are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth herein. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

         The present value of future net reserves discounted at 10% (the "PV-10") of proved reserves referred to herein should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, our reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors. See "Description of Business and Properties - Oil and Gas Reserves."

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

         We depend to a large extent on the services of Calvin A. Wallen, III, our President, Chairman of the Board, and Chief Executive Officer. The loss of the services of Mr. Wallen would have a material adverse effect on our operations. We have not entered into any employment contract with, and have not obtained key personnel life insurance on, Mr. Wallen.

         Certain of our affiliates control a majority of our outstanding common stock, which may affect your vote as a shareholder.

         Our executive officers, directors and their affiliates and certain 5% shareholders hold approximately 57% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

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

         Our common stock is traded on the Over-the-Counter Bulletin Board ("OTCBB"). The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, if our common stock does not continue to trade in that or another suitable trading market.

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

         Provisions of our Articles of Incorporation and Bylaws provide that we will indemnify any director and officer from liabilities incurred in such capacity to the fullest extent of Texas law. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by us and prevent any recovery from our officers, directors, agents and employees for losses incurred by us as a result of their actions. Further, the SEC takes the position that indemnification against liability under the Securities Act is against the public policy as expressed in the Securities Act, and is, therefore, unenforceable.

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

         Our Board of Directors presently intends to retain all of our earnings for the expansion of our business. We therefore do not anticipate the distribution of cash dividends in the foreseeable future. Any future decision of our Board of Directors to pay cash dividends will depend, among other factors, upon our earnings, financial position and cash requirements.

         We may not have satisfactory title to our properties.

         Our contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. A title opinion obtained on the drill site prior to drilling does not necessarily ensure satisfactory title. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At June 30, 2006, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

         The price we receive from the sale of oil is affected by the cost of transporting such products to market. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil by interstate pipelines, although the most recent adjustment generally decreased rates. These regulations have generally been approved on judicial review. We are not able to predict with certainty the effect, if any, of these regulations on our operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil.

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

         We are responsible for payment of plugging and abandonment costs on our oil and gas properties pro rata to our working interest. Based on our experience, we anticipate that the ultimate aggregate salvage value of lease and well equipment located on our properties will exceed the costs of abandoning such properties. There can be no assurance, however, that we will be successful in avoiding additional expenses in connection with the abandonment of any of our properties. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.

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

         "MCF" means thousand cubic feet.

         "MCFE" means MCF of natural gas equivalent; converting volumes of oil to natural gas equivalent volumes using a ratio of one Bbl of oil to six MCF of natural gas.

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

Item 2.  Description of Properties.

         See "Item 1. Description of Business and Properties."

Item 3.  Legal Proceedings.

         There are no legal proceedings to which the Company is a party or to which its properties are subject which are, in the opinion of management, likely to have a material adverse effect on the Company's results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Common Stock and Market

         The Company is traded on the OTCBB, with the trading symbol "QBIK.OB."

         At June 30, 2006, there were 42,450,768 shares of common stock outstanding held by approximately 875 shareholders of record.

         Under our Articles of Incorporation, as amended, the Company is authorized to issue one class of up to 100,000,000 common shares, par value $0.05 per share, and one class of up to 10,000,000 preferred shares, par value $0.01 per share. As of June 30, 2006, there were no preferred shares of the Company outstanding.

Common Stock Price Range

         The following table shows, for the periods indicated, the range of high and low bid information for our common stock as reported by the OTCBB. Any market for our common stock should be considered sporadic, illiquid and highly volatile. Prices reflect inter-dealer quotations, without adjustment for retail markup, markdowns or commissions, and may not represent actual transactions. Our common stock's trading range during the periods indicated is as follows:


               ------------------------------------ --------- ---------
               Fiscal Year 2005                       High       Low
               ----------------                       ----       ---
               ------------------------------------ --------- ---------
               1st quarter                            $0.71     $0.30
               ------------------------------------ --------- ---------
               2nd quarter                            $0.72     $0.40
               ------------------------------------ --------- ---------
               3rd quarter                            $1.99     $0.85
               ------------------------------------ --------- ---------
               4th quarter                            $1.75     $1.02
               ------------------------------------ --------- ---------


               ------------------------------------ --------- ---------
               Fiscal Year 2006                       High       Low
               ----------------                       ----       ---
               ------------------------------------ --------- ---------
               1st quarter                            $1.10     $0.65
               ------------------------------------ --------- ---------
               2nd quarter                            $1.35     $0.68
               ------------------------------------ --------- ---------
               3rd quarter                            $0.87     $0.47
               ------------------------------------ --------- ---------
               4th quarter                            $0.90     $0.70
               ------------------------------------ --------- ---------


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

Item 6.  Management's Discussion and Analysis or Plan of Operations.

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year in the two-year period ended June 30, 2006. The Company's Financial Statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

General

         The Company's future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. We have an inventory of exploration drilling locations to pursue after the fiscal year ending June 30, 2006. If we are unable to economically acquire or find significant new reserves for development and exploitation, the Company's oil and gas production, and thus its revenues, would likely decline gradually as its reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The oil and gas markets have historically been very volatile, and any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations, and could result in a reduction in the carrying value of the Company's proved reserves and adversely affect its access to capital.

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


RESULTS OF OPERATIONS

Comparison of Fiscal 2006 to Fiscal 2005 Revenues

         OIL AND GAS SALES increased 8% to $508,925 in the fiscal year ended June 30, 2006 ("fiscal 2006") from $469,441 in the fiscal year ended June 30, 2005 ("fiscal 2005"), due primarily to higher oil and gas prices.

Costs and Expenses

         PRODUCTION AND OPERATING EXPENSE increased 24% to $338,329 in fiscal 2006 from $273,074 in fiscal 2005 due primarily to greater activity resulting from more wells being brought on line in Louisiana.

         DEPRECIATION, DEPLETION AND AMORTIZATION decreased 51% to $179,237 in fiscal 2006 from $364,496 in fiscal 2005. The decrease was primarily due to a reduction in the DD&A rate per MCFE which resulted from an increase in oil and gas reserves.

         GENERAL AND ADMINISTRATIVE EXPENSE ("G&A") increased 255% to $1,400,482 in fiscal 2006 from $394,827 in fiscal 2005 primarily as a result of an aggregate of $726,670 in charges relating to stock grants to officers and directors and due to an increase in salaries and compensation as a result of an increase in the number of employees.

         INTEREST EXPENSE increased to $638,800 in fiscal 2006 from $193,313 in fiscal 2005 due to the increase in debt as a result of the borrowing of $5,500,000 pursuant to a new senior debt issue on February 6, 2006.

         LOSS ON EXTINGUISHMENT OF DEBT was $660,330 in fiscal 2006. On February 6, 2006, the remaining Debentures were retired with proceeds from a new senior debt issue. In connection with this retirement, the Company recorded a loss on extinguishment of debt in the amount of $660,330. Such amount includes the write-off of deferred loan costs ($99,204), the write-off of the remaining loan discount ($237,931), and a prepayment penalty and associated legal fees ($323,195). There was no extinguishment of debt in fiscal 2005.

Liquidity and Capital Resources

Overview

         The Company's primary resource is its oil and gas reserves. The Company has entered into a senior credit facility, but such facility does not provide for future funding to the Company. Product prices, over which we have no control, have a significant impact on revenues from production and the value of such reserves and thereby on the Company's borrowing capacity in the event the Company determines to borrow additional funds. Within the confines of product pricing, the Company must be able to find and develop or acquire oil and gas reserves in a cost effective manner in order to generate sufficient financial resources through internal means to complete the financing of its capital expenditure program.

         At June 30, 2006, we had a working capital deficit of $(1,357,230). On July 28, 2006, we raised $2,100,000 through the private placement of common stock to in order to fund the drilling of a new well and for general working capital purposes.

         The following discussion sets forth the Company's current plans for capital expenditures in fiscal 2006, and the expected capital resources needed to finance such plans.

Capital Expenditures

         The majority of our oil and gas reserves are  undeveloped.  Recovery of the Company's future undeveloped proved reserves will require significant capital expenditures. Our management estimates that aggregate capital expenditures of approximately $3,500,000 will be required to develop these reserves during the next eighteen months. Moreover, additional capital expenditures will be required for exploratory drilling on our undeveloped acreage.

         The Company will increase its planned activities for fiscal 2007 if product prices remain strong and if we are able to obtain the additional capital resources necessary to finance such activities.

Working Capital and Cash Flow

         During fiscal 2006, the Company used cash flow in operating activities of $(963,873). Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

         The Company's working capital decreased to $(1,357,230) at June 30, 2006 from $576,294 at June 30, 2005, primarily due to an increase in accounts payable and accrued expenses resulting from increased development activities. On July 28, 2006, we raised $2,100,000 through the private placement of common stock. This funding significantly reduced the working capital deficit.

Capital Resources

         The Company plans to fund its development and exploratory activities through cash provided from operations and the issuance of debt or equity securities.

         The Company cannot be certain that the funds which will be available from operating cash flow and the issuance, if any, of debt or equity securities will be adequate to fully fund the projected capital expenditures for fiscal 2006. Additionally, because future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company's success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's development and exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's development and exploratory activities.

         Although the Company believes it will be able to obtain funds pursuant to one or more of the above-mentioned alternatives, management cannot be assured that any such capital resources will be available to the Company. If we are unable to obtain such capital resources on a timely basis, the Company may not be able to maintain a level of liquidity sufficient to meet its obligations as they mature or to implement its capital expenditures or develop its assets.

         The Company is also subject to a senior secured credit agreement that requires quarterly principal payments of $250,000 beginning March 31, 2007. The Company has the option, under certain conditions, to defer the first two quarterly payments. If the Company is unable to refinance this senior debt, the Company may be required to make the quarterly principal payments out of cash provided by operations and curtail its planned development and exploratory activities.

         On September 19, 2006, Petro Capital V, L.P., issued a letter claiming defaults under various sections of the Credit Agreement. The alleged defaults relate primarily to unresolved imperfections in title concerning the S.E. Johnson 20 #1 and S.E. Johnson 29 #1 wells.

         In Louisiana, where the Company's properties are located, title imperfections are encountered in the ordinary course of business. Prior to drilling a well, the operator typically obtains a drillsite title opinion to gain an understanding of, and limited assurance as to, the ownership of the subject well. The drillsite title opinion is not comprehensive and does not ensure good title. Following the drilling of a well, and if the well is successful and is expected to be completed for production, the operator typically will obtain a division order title opinion that is more rigorous than the drillsite title opinion. The division order title opinion is expected to provide good, but not absolute, assurance as to the title of the subject well. In any event, title issues arise in the ordinary course of business and the operator attempts to work with all impacted parties to resolve the issues.

         In the case of the aforementioned S.E. Johnson wells, after lengthy investigation, management believes that the Company does have good title to the S.E. Johnson wells down to a depth of 6,464 feet; however, it appears the Company may not have all rights below this depth. Although the division order title opinion for these wells has not yet been received, the Company believes that a third party has deep ownership rights with respect to a portion of certain leases in Sections 20, 29 and 30 of Township 14N Range 15W. The Company believes it is in the final stages of negotiating a farmout agreement for such deep rights in the aforementioned S.E. Johnson wells. Additionally, Tauren Exploration, Inc. ("Tauren"), the party that originally sold the rights in the subject properties to the Company, executed a Letter Agreement as of September 20, 2006, such that in the event that there is an acreage variance in the above-referenced sections, Tauren will assign to the Company that number of acres in Sections 4, 5, 6, 7 and/or 8 of Township 14N Range 15W to offset any such variance.

         Management does not believe that it was ever in default of any of the requirements of the Credit Agreement specified by the Petro Capital letter dated September 19, 2006. Moreover, even if a default has occurred, management believes the foregoing curative actions will resolve any default within the applicable cure period.


Inflation

         Although the level of inflation affects certain of the Company's costs and expenses, inflation did not have a significant effect on the Company's results of operations during fiscal 2006.


Item 7.  Financial Statements.

         The Report of Independent Accountants, Financial Statements and any supplementary financial data required by this Item are set forth on pages F-1 through F-25 of this Report and are incorporated herein by reference.


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

Directors and Executive Officers

         The following table sets forth the name and age of each director and executive officer and the period during which each has served as a director of the Company:

----------------------- ----- ---------------------------------- --------------
          Name           Age         Position with Cubic         Director Since
          ----           ---         -------------------         --------------
----------------------- ----- ---------------------------------- --------------
Calvin A. Wallen, III     51  Chairman of the Board, President        1997
                              and Chief Executive Officer
----------------------- ----- ---------------------------------- --------------
James L. Busby            47  Chief Financial Officer                 n/a
----------------------- ----- ---------------------------------- --------------
Jon S. Ross               42  Secretary and Director                  1998
----------------------- ----- ---------------------------------- --------------
Gene C. Howard            78  Director                                1991
----------------------- ----- ---------------------------------- --------------
Herbert A. Bayer          56  Director                                2003
----------------------- ----- ---------------------------------- --------------
Bob L. Clements           64  Director                                2004
----------------------- ----- ---------------------------------- --------------

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

         JAMES L. BUSBY has served as the Chief Financial Officer of the Company since October 2005. Mr. Busby joined the Company from Aviva Petroleum Inc. where he served as the Chief Financial Officer from February 2000 to August 2005. He also served as Aviva's Treasurer from May 1994 through August 2005, and Secretary from June 1996 through August 2005. Mr. Busby originally joined Aviva in November 1993 as its controller. Prior to his employment at Aviva, Mr. Busby served as a Senior Audit Manager with the public accounting firm of KPMG LLP. Mr. Busby graduated from the University of Texas at Dallas with a Bachelor of Science degree in accounting in May 1984.

         JON S. ROSS has served as a director of the Company since April 1998 and as Secretary since November 1998. Since 1989, Mr. Ross has been a practicing attorney in Dallas, Texas specializing in the representation of over eighty business entities within the past fifteen years. He has served on several community and not-for-profit committees and boards and has spoken to corporate and civic leaders on a variety of corporate law topics. Mr. Ross graduated from St. Mark's School of Texas with honors in 1982 and graduated from the University of Texas at Austin in 1986 with a B.B.A. in Accounting. He then graduated from the University of Texas School of Law in 1989 attaining a Juris Doctorate degree.

         GENE C. HOWARD is the Senior Partner of the law firm of Howard, Widdows, and Bufogle, P.C. of Tulsa, Oklahoma and has been engaged primarily in the private practice of law over the past thirty-five years. Mr. Howard served in the Oklahoma State Senate from 1964 through 1982 and was President Pro Tem from 1975 through 1981. In addition, he served as the Chairman of the Board of

Farmers and Exchange Bank from 1972 through 1991 and on the Board of Directors of Local Federal Bank of Oklahoma. Mr. Howard is a Director of the Oklahoma State Education and Employment Group Insurance Board and presently acts as Chairman. Mr. Howard served as Director of EntreCap Corporation and Hinderliter Corporation from 1991 to August of 1992. He is also Chairman of the Board of Philadelphia Mortgage Trust.

         HERBERT A. BAYER has served as a director of the Company since May 2003. His major course of study at Indiana State University was Business Management. In 1999, he was the top salesman for ITRON, a technology provider for collecting, analyzing, and applying electric, gas, and water usage data. From 2002 to 2003 he served as the Regional Director of Sales for Utility Automation Integrators. Mr. Bayer was the National Director of Sales for the gas division of Hexagram, Inc. from 2003 to 2005. Before his most recent appointment in 2006, he served as the Director of Client Services for Communications and Information Solutions for CH2M HILL, a $3.5 billion world-wide engineering and construction company. He currently serves in the capacity of Director of WiFi Markets for SmartSynch, Inc.

         BOB L. CLEMENTS joined the Company's board of directors in February 2004. Mr. Clements has a degree in the Owner/President Management Program from the Harvard Business School. Mr. Clements has been in the wholesale food and restaurant business for over thirty years, currently controlling the largest independent producer of stuffed jalapenos and corn dogs as well as two successful restaurants in the Rockwall, Texas area. Mr. Clements has served and currently serves on a variety of not-for-profit and charitable committees and boards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and holders of more than 10% of the common stock to file with the SEC reports of ownership changes in ownership of common stock. SEC regulations require those directors, executive officers, and greater than 10% shareholders to furnish the Company with copies of all Section 16(a) forms they file.

         Based on the Company's review of reports, the Company believes that the directors, executive officers, and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except as set forth below.

         Calvin A. Wallen III filed two reports on Form 4 after the time period for the filing of such reports on a timely basis had expired. Such reports covered two stock purchase transactions.

         Bob Clements filed five reports on Form 4 after the time period for the filing of such reports on a timely basis had expired. Four of such reports covered four separate stock purchase transactions. The remaining report covered the conversion of an asset to stock.

Code of Ethics

         The Company has adopted a Code of Ethics that applies to its directors, officers and employees. The Company will provide a copy of its Code of Ethics, without charge, to any stockholder who makes such request in writing to the Company, attention: Secretary.

Item 10. Executive Compensation.

         The total cash compensation for the three fiscal years ended June 30, 2006, for Calvin A. Wallen, III, the Company's current Chief Executive Officer, James L. Busby, the Company's current Chief Financial Officer, and Jon S. Ross, the Company's current Secretary is set forth below in the following Summary Compensation Table. Mr. Busby took over as the Company's Chief Financial Officer effective October 1, 2005. No other person received cash compensation in excess of $100,000 during the fiscal year ended June 30, 2006.

                           Summary Compensation Table

                                                                    Restricted
                             Fiscal                   Other Annual    Stock
Name and Principal Position   Year    Salary   Bonus  Compensation    Awards
---------------------------  ------  --------  -----  ------------  ----------

Calvin A. Wallen, III, CEO    2006   $111,250    0          0       $  249,000
                              2005     78,000    0          0                0
                              2004          0    0          0                0

James L. Busby, CFO           2006   $ 75,330    0          0       $  124,500
                              2005          0    0          0                0
                              2004          0    0          0                0

Jon S. Ross, Secretary        2006   $ 62,500    0          0       $  166,000
                              2005     60,000    0          0                0
                              2004          0    0          0                0

Stock Grants

         On September 12, 2003, the Directors of Cubic tentatively approved of a Director and Officer compensation plan as follows: (i) Directors of record as of June 1, 2003 would receive 24,000 restricted Cubic common shares (16,000 shares per year, multiplied by 1.5 years) for years of prior service, (ii) the President/CEO of Cubic would receive 45,000 restricted Cubic common shares (30,000 share per year, multiplied by 1.5 years) for years of prior service,
(iii) the Secretary of Cubic would receive 22,500 restricted Cubic common shares (15,000 shares per year, multiplied by 1.5 years) for prior years of service,
(iv) going forward, Directors would receive 16,000 restricted Cubic common shares per year of service, (v) going forward, the President/CEO would receive 30,000 restricted Cubic common shares per year of service, (vi) going forward, the Secretary would receive 15,000 restricted Cubic common shares per year of service, (vii) Audit Committee members would receive 10,000 restricted Cubic common shares per audit, and, (viii) any Compensation Committee member, should one be formed, would receive 3,000 restricted Cubic common shares per year of service. On October 25, 2004, Cubic issued 155,000 common shares of stock to its

Officers and Directors pursuant to this plan. Based on a then market price of $0.51 per share, Cubic recorded a compensation expense of $79,050 for the year; which expense is recorded in the above financial statements as a general and administrative expense.

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

         On December  29, 2005,  the  shareholders  of the Company  approved the above-described Director and Officer Compensation Plan (the "Plan") and 3,750,000 shares of common stock were reserved, of which 1,169,000 shares have been issued through June 30, 2006, as set forth below. Accordingly, the previously authorized conditional stock grants aggregating 597,000 un-registered shares were approved for issuance to the officers and directors of the Company. As of such date, the aggregate market value of the common stock granted was $483,570 based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amount has been recorded as compensation expense and is included in general and administrative expense for the quarter ended December 31, 2005.

         On January 5, 2006, the Company issued 572,000 un-registered shares to the officers and directors of the Company pursuant to the Plan. As of such date, the aggregate market value of the common stock granted was $486,200 based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amount is being amortized to compensation expense on a quarterly basis during calendar year 2006. Accordingly, $121,550 has been recorded as compensation expense and is included in general and administrative expense for each of the quarters ended March 31 and June 30, 2006.


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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth the number of shares of the Company's common stock beneficially owned, as of June 30, 2006 by (i) each person known to the Company to beneficially own more than 5% of the common stock of the Company (the only class of voting securities now outstanding), (ii) each director and executive officer, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the number of shares and percentage of ownership of common stock for each of the stockholders set forth below assumes that shares of common stock that the stockholder may acquire within sixty days of June 30, 2006 are outstanding.


-------------------------------------- -------------------- --------------------
                                                                 Approximate
           Name and Address              Number of Shares     Percent of Class
           ----------------              ----------------     ----------------
-------------------------------------- -------------------- --------------------
Calvin A. Wallen, III                      11,852,212(1)            27.9%
9870 Plano Road
Dallas, TX  75238

-------------------------------------- -------------------- --------------------
William Bruggeman                          10,307,303(2)            24.3%
20 Anemone Circle
North Oaks, MN  55127

-------------------------------------- -------------------- --------------------
Gene Howard                                 514,425(3)               1.2%
2402 East 29th St.
Tulsa, OK  74114

-------------------------------------- -------------------- --------------------
Bob Clements                                530,527(4)               1.2%
9870 Plano Road
Dallas, TX  75238
-------------------------------------- -------------------- --------------------
Herbert Bayer                               288,287(5)                *
9870 Plano Road
Dallas, TX  75238
-------------------------------------- -------------------- --------------------
Jon S. Ross                                 347,500(6)                *
9870 Plano Road
Dallas, TX  75238

-------------------------------------- -------------------- --------------------
James L. Busby                               150,000                  *
9870 Plano Road
Dallas, TX  75238

-------------------------------------- -------------------- --------------------
All officers and directors                  13,682,951              32.2%
as a group (6 persons)
-------------------------------------- -------------------- --------------------

------------------------------
* - Less Than One Percent
(1) Includes 4,141,216 shares held by Tauren Exploration, Inc., an entity controlled by Mr. Wallen, includes 500,000 shares held by spouse, and includes 300,000 shares held by minor children.
(2) Includes 834,000 shares held by Diversified Dynamics Corp., a company controlled by William Bruggeman; includes 120,000 shares owned by Consumer Products Corp. in which Mr. Bruggeman's spouse, Ruth, is a joint owner; and includes 8,913,303 shares held jointly by William Bruggeman & Ruth Bruggeman as joint tenants with rights of survivorship.
(3) Includes 322,245 shares are held by Mr. Howard's spouse, Belva, of which Mr. Howard disclaims beneficial ownership.
(4) Includes 109,527 shares held with spouse as joint tenants with rights of survivorship.
(5) Includes 132,287 shares held with spouse as joint tenants with rights of survivorship.
(6)      Includes 3,000 shares held by minor children.

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

         On or about October 6, 2004, the Company acquired from Tauren and its affiliates, a 25% working interest in eight sections in Desoto Parish, Louisiana, in exchange for $1,080,000. The eight sections include Sections 24 (excluding the Kraemer 24-1 well), 25 and 26 of Township 14 N, Range 16 W and Sections 18, 19, 20, 29 and 30 of Township 14 N, Range 15 W.

         On or about January 11, 2005, the Company issued 1,531,661 shares of its common stock to Caravel Resources Energy Fund 2003-II, L.P. (the "Partnership") in exchange for a 0.1914575033 working interest in the Kraemer 24-1 Well, Desoto Parish, Township 14 N, Range 16 W, Section 24 (the "Well"). The Company also issued 468,339 shares of its common stock to Calvin A. Wallen III, the Company's Chairman of the Board, President and Chief Executive Officer, in exchange for a 0.0585424967 working interest in the Well.

         On February 6, 2006, the Company entered into a Purchase Agreement with Tauren Exploration, Inc., an entity wholly owned by Calvin Wallen III, the Company's Chairman of the Board and Chief Executive Officer, with respect to the purchase by the Company of certain Cotton Valley leasehold interests (approximately 11,000 gross acres; 5,000 net acres) held by Tauren. Pursuant to the Purchase Agreement, the Company acquired from Tauren a 35% working interest in approximately 2,400 acres and a 49% working interest in approximately 8,500 acres located in DeSoto and Caddo Parishes, Louisiana, along with an associated Area of Mutual Interest ("AMI") and the right to acquire at "cost" (as defined in the Purchase Agreement) a working interest in all additional mineral leases obtained by Tauren in the AMI, in exchange for (a) $3,500,000 in cash, (b)
2,500,000 unregistered shares of Company common stock, (c) a short-term promissory note in the amount of $1,300,000, which note is convertible into Company common stock at a conversion price of $0.80/share, and (d) a drilling credit of $2,100,000. The consideration described above was determined based upon negotiations between Tauren and a Special Committee of the Company's directors, excluding Mr. Wallen. The Special Committee obtained an opinion from its independent financial advisor with respect to the fairness, from a financial point of view, to the public stockholders of the Company, of such transactions.

Item 13. Exhibits.

  ------------    --------------------------------------------------------------
    Exhibit
      No.         Description

  ------------    --------------------------------------------------------------
      3.1         Articles  of  Incorporation   (incorporated  by  reference  to
                  Exhibit 3.1 to the Registrant's Form 10-QSB for the period ended September 30, 1999).

  ------------    --------------------------------------------------------------
      3.2         Articles of Amendment to the Articles of  Incorporation of the
                  Company dated December 30, 2005  (incorporated by reference to
                  Exhibit 3.1 of the Company's  Form 10-QSB for the period ended
                  December 31, 2005).

  ------------    --------------------------------------------------------------
      3.3         Bylaws  (incorporated  by  reference  to  Exhibit  3.2  of the
                  Company's Form 10-KSB for the period ended June 30, 2000).

  ------------    --------------------------------------------------------------
     10.1         Stock Purchase  Agreement,  dated December 7. 1997,  among the
                  Company,  Calvin A. Wallen, III or his designees,  Diversified
                  Dynamics,   William  and  Ruth  Bruggeman   (incorporated   by
                  reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 24, 1997).

  ------------ -----------------------------------------------------------------
     10.2 Agreement, dated as of January 1, 2002, between the Company and Tauren Exploration, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB for the quarter ended March 31, 2002).

  ------------    --------------------------------------------------------------
     10.3         Securities Purchase  Agreement,  effective as of September 30,
                  2004, among Cubic Energy, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on October 12, 2004).

  ------------    --------------------------------------------------------------
     10.4         Form of 7% Senior Secured Convertible  Debenture Due September
                  30, 2009 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the SEC on
                  October 12, 2004).

  ------------    --------------------------------------------------------------
     10.5         Form  of  Common  Stock  Purchase  Warrant   (incorporated  by
                  reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed with the SEC on October 12, 2004).

  ------------    --------------------------------------------------------------
     10.6         Registration  Rights Agreement,  effective as of September 30,
                  2004, among Cubic Energy, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on
                  October 12, 2004).

  ------------    --------------------------------------------------------------
     10.7         Deed of Trust,  Security  Agreement,  Assignment of Production
                  and Fixture  Filing,  effective as of September 30, 2004, from
                  Cubic  Energy,  Inc.  to Alex  Montano,  as  Trustee,  for the
                  benefit  of C. K.  Cooper &  Company,  as  Lender on behalf of
                  Investors  of  7%  Senior   Secured   Convertible   Debentures
                  (incorporated  by reference  to Exhibit 10.5 of the  Company's
                  Current  Report on Form 8-K, filed with the SEC on October 12,
                  2004).

  ------------    --------------------------------------------------------------
     10.8         Securities Purchase Agreement,  dated as of December 12, 2005, among Cubic Energy, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit
                  10.1 of the Company's Current Report on Form 8-K, filed with the SEC on December 16, 2005).

  ------------    --------------------------------------------------------------
     10.9         Registration Rights Agreement,  dated as of December 12, 2005, among Cubic Energy, Inc. and the purchasers  signatory thereto
                  (incorporated  by reference  to Exhibit 10.2 of the  Company's
                  Current Report on Form 8-K, filed with the SEC on December 16,
                  2005).

  ------------    --------------------------------------------------------------
     10.10        Form  of  Common  Stock  Purchase  Warrant   (incorporated  by
                  reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed with the SEC on December 16, 2005).

  ------------    --------------------------------------------------------------

  ------------    --------------------------------------------------------------
     10.11        Credit  Agreement,  dated February 6, 2006, by and among Cubic
                  Energy, Inc. and Petro Capital V, L.P. (filed as exhibit 10.1 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

  ------------    --------------------------------------------------------------
     10.12        Promissory  Note,  dated  as of  February  6,  2006,  by Cubic
                  Energy, Inc., payable to Petro Capital V, L.P. in the maximum principal amount of $7,000,000 (filed as exhibit 10.2 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

  ------------    --------------------------------------------------------------
     10.13        Common Stock Purchase Warrant,  dated February 6, 2006, issued to Petro Capital Securities, LLC (filed as exhibit 10.3 to the
                  Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

  ------------    --------------------------------------------------------------
     10.14        Common Stock Purchase Warrant,  dated February 6, 2006, issued to  Petro  Capital  V,  L.P.  (filed  as  exhibit  10.4 to the
                  Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

  ------------    --------------------------------------------------------------
     10.15        Registration  Rights Agreement,  dated as of February 6, 2006, by and between Cubic Energy,  Inc.,  Petro Capital V, L.P. and
                  Petro  Capital  Securities,  LLC (filed as exhibit 10.5 to the
                  Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

  ------------    --------------------------------------------------------------
     10.16        Purchase Agreement, dated as of February 6, 2006, by and among
                  Cubic Energy, Inc., Calvin Wallen III, and Tauren Exploration,
                  Inc.  (filed as exhibit 10.6 to the  Company's  Form 8-K dated
                  February 8, 2006, and incorporated herein by reference).

  ------------    --------------------------------------------------------------
     10.17        Promissory  Note,  dated  as of  February  6,  2006,  by Cubic
                  Energy, Inc., payable to Tauren Exploration, Inc. in the principal amount of $1,300,000 (filed as exhibit 10.7 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

  ------------    --------------------------------------------------------------
     10.18        Amendment to  Promissory  Note,  dated March 30, 2006,  by and between,  Cubic  Energy,  Inc.  and Tauren  Exploration,  Inc.
                  (incorporated  by reference  to Exhibit 10.8 of the  Company's
                  Form 10-QSB for the quarter ended March 31, 2006).

  ------------    --------------------------------------------------------------
     10.19        Amendment to Purchase  Agreement,  dated April 3, 2006, by and among  Cubic  Energy,  Inc.,  Calvin  Wallen  III  and  Tauren
                  Exploration, Inc. (incorporated by reference to Exhibit 10.9 of the Company's Form 10-QSB for the quarter ended March 31,
                  2006).

  ------------    --------------------------------------------------------------
     10.20        Amendment  to Purchase  Agreement,  dated May 5, 2006,  by and among  Cubic  Energy,  Inc.,  Calvin  Wallen  III  and  Tauren
                  Exploration, Inc. (incorporated by reference to Exhibit 10.10 of the Company's Form 10-QSB for the quarter ended March 31,
                  2006).

  ------------    --------------------------------------------------------------
     10.21        Subscription  and  Registration  Rights  Agreement with George
                  Karfunkel,  dated July 26, 2006 (filed as Exhibit  10.1 to the
                  Company's Form 8-K dated July 28, 2006).

  ------------    --------------------------------------------------------------
     10.22        Subscription  and  Registration  Rights  Agreement with Yehuda
                  Neuberger and Anne Neuberger JTWROS dated July 26, 2006 (filed as Exhibit 10.2 to the Company's Form 8-K dated July 28,
                  2006).

  ------------    --------------------------------------------------------------
     10.23        Warrant issued to George  Karfunkel  (filed as Exhibit 10.3 to the Company's Form 8-K dated July 28, 2006).

  ------------    --------------------------------------------------------------
     10.24        Warrant issued to Yehuda  Neuberger and Anne Neuberger  JTWROS
                  (filed as Exhibit  10.4 to the  Company's  Form 8-K dated July
                  28, 2006).

  ------------    --------------------------------------------------------------
    10.25*        Second  Amendment to Promissory  Note, dated June 27, 2006, by and between, Cubic Energy, Inc. and Tauren Exploration, Inc.

  ------------    --------------------------------------------------------------

  ------------    --------------------------------------------------------------
     23.1*        Consent of Philip Vogel & Co., PC

  ------------    --------------------------------------------------------------
     27.1*        Financial Data Schedule.

  ------------    --------------------------------------------------------------
     31.1*        Rule  13a-14(a)/15d-14(a)  Certification  of Calvin A. Wallen,
                  III

  ------------    --------------------------------------------------------------
     31.2*        Rule 13a-14(a)/15d-14(a) Certification of James L. Busby

  ------------    --------------------------------------------------------------
     32.1*        Section 1350 Certification of Calvin A. Wallen, III

  ------------    --------------------------------------------------------------
     32.2*        Section 1350 Certification of James L. Busby

  ------------    --------------------------------------------------------------

  -----------------------------------
         * Filed herewith.

Item 14.  Principal Accountant Fees and Services.

 ------------------- ---------------------------- ----------------------------
                      July 1, 2004-June 30, 2005   July 1, 2005-June 30, 2006
                      --------------------------   --------------------------

 ------------------- ---------------------------- ----------------------------
 Audit Fees                     $16,000                      $18,750
 ------------------- ---------------------------- ----------------------------
 Audit Related Fees              11,350                        7,875
 ------------------- ---------------------------- ----------------------------
 Tax Fees                         3,550                        4,015
 ------------------- ---------------------------- ----------------------------
 All Other Fees                   2,400                        3,425
                                 ------                    ---------
 ------------------- ---------------------------- ----------------------------
           Total                $33,300                      $34,065
                                =======                      =======
 ------------------- ---------------------------- ----------------------------

         All of the foregoing services were rendered to the Company by Philip Vogel & Co., PC, and were pre-approved by the Audit Committee.

                                   SIGNATURES

         In accordance with the Section 13 or 15(d) of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 2006.


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

          Signature                         Title                    Date
          ---------                         -----                    ----

/s/ Calvin A. Wallen, III        President, Chief Executive   September 28, 2006
-----------------------------
Calvin A. Wallen, III            Officer and Director
                                 (principal executive
                                 officer)

/s/ James L. Busby               Chief Financial Officer      September 28, 2006
-----------------------------
James L. Busby                   (principal financial and
                                 accounting officer)

/s/ Jon Stuart Ross              Secretary and Director       September 28, 2006
-----------------------------
Jon Stuart Ross

/s/ Gene Howard                  Director                     September 28, 2006
-----------------------------
Gene Howard

/s/ Herbert A. Bayer             Director                     September 28, 2006
-----------------------------
Herbert A. Bayer

/s/ Bob Clements                 Director                     September 28, 2006
-----------------------------
Bob Clements

                               CUBIC ENERGY, INC.

                              FINANCIAL STATEMENTS
                                       and
                          INDEPENDENT AUDITORS' REPORT

                                  JUNE 30, 2006







                                 C O N T E N T S

                                                                         Page

Independent Auditors' Report..........................................   F-1

Financial Statements:

  Balance Sheets......................................................   F-2

  Statements of Operations............................................   F-3

  Statements of Changes in Stockholders' Equity.......................   F-4

  Statements of Cash Flows............................................   F-5

  Notes to Financial Statements.......................................F-6 - F-25

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Cubic Energy, Inc.



We have audited the balance sheets of Cubic Energy, Inc., a Texas corporation, as of June 30, 2006 and 2005, and the related statements of operations, of changes in stockholders' equity and of cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cubic Energy, Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.



                                                    PHILIP VOGEL & CO. PC




                                                    Certified Public Accountants

Dallas, Texas

September 8, 2006

                               CUBIC ENERGY, INC.

                                 BALANCE SHEETS
                             JUNE 30, 2006 AND 2005

                                                       2006            2005
                                                   ------------    ------------
         Assets

Current assets:
   Cash and cash equivalents                       $    259,157    $    257,253
   Accounts receivable - trade                           41,680          34,354
   Prepaid drilling costs                               264,223         303,666
   Prepaid expenses                                     243,100            --
                                                   ------------    ------------
       Total current assets                        $    808,160    $    595,273


Property and equipment (at cost):
   Oil and gas properties, full cost method:
       Proved properties (including wells and
         related equipment and facilities)         $  6,679,730    $  4,098,571
       Unproven properties                            6,780,530       1,053,000
   Office and other equipment                             7,876           4,873
                                                   ------------    ------------
                                                   $ 13,468,136    $  5,156,444
   Less accumulated depreciation, depletion
       and amortization                               1,648,581       1,469,345
                                                   ------------    ------------
                                                     11,819,555       3,687,099
Other assets:
   Deferred loan costs - net                            318,999         132,639
   Restricted Cash                                      401,723            --
   Other                                                 25,000            --
                                                   ------------    ------------
                                                   $    745,722    $    132,639
                                                   ------------    ------------
                                                   $ 13,373,437    $  4,415,011
                                                   ============    ============


                                                       2006            2005
                                                   ------------    ------------

         Liabilities and stockholders' equity

Current liabilities:
   Current portion of long term debt               $    500,000
   Accounts payable and accrued expenses                165,628    $     11,261
   Due to affiliates                                  1,499,762           7,717
                                                   ------------    ------------
       Total current liabilities                   $  2,165,390    $     18,978

Long-term liabilities
   Long-term debt, net of discounts                $  3,854,641    $  1,611,886
   Note payable to affiliate                          1,300,000            --
                                                   ------------    ------------
                                                      5,154,641       1,611,886
Commitments and contingencies (Note H)

Stockholders' equity:
   Preferred stock - $.01 par value,
     authorized 10,000,000 shares,
     issued none                                   $       --      $       --

   Common stock - $.05 par value, authorized
     100,000,000 shares, issued 42,450,768
     shares in 2006 and 35,161,963 in 2005            2,122,540       1,758,100
   Additional paid-in capital                        17,452,784      11,778,915
   Accumulated deficit                              (13,521,918)    (10,752,868)
                                                   ------------    ------------

       Stockholders' equity                           6,053,406       2,784,147
                                                   ------------    ------------

                                                   $ 13,373,437    $  4,415,011
                                                   ============    ============


The accompanying notes are an integral part of these statements.


                               CUBIC ENERGY, INC.

                            STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004


                                                      2006           2005           2004
                                                  -----------    -----------    -----------
Revenues:
   Oil and gas sales                              $   508,925    $   469,441    $   414,741
                                                  -----------    -----------    -----------

       Total revenues                             $   508,925    $   469,441    $   414,741
                                                  -----------    -----------    -----------

Costs and expenses:
   Oil and gas production, operating and
     development costs                            $   338,329    $   273,074    $   186,465
   Selling, general and administrative expenses     1,400,482        394,827        240,022
   Depreciation, depletion and amortization           179,237        364,496        104,735
                                                  -----------    -----------    -----------

       Total costs and expenses                   $ 1,918,048    $ 1,032,397    $   531,222
                                                  -----------    -----------    -----------

       Operating income (loss)                    $(1,409,123)   $  (562,956)   $  (116,481)
                                                  -----------    -----------    -----------

Non-operating income (expense):
   Other income                                   $     6,402    $      --      $     2,440
   Interest expense                                  (638,800)      (193,313)           (75)
   Amortization of loan costs                         (67,199)       (28,257)          --
                                                  -----------    -----------    -----------

       Total non-operating income (expense)       $  (699,597)   $  (221,570)   $     2,365
                                                  -----------    -----------    -----------

Loss on debt extinguishment                       $  (660,330)   $      --      $      --
                                                  -----------    -----------    -----------

Loss from operations before income taxes          $(2,769,050)   $  (784,526)   $  (114,116)

Provision for income taxes                               --             --             --
                                                  -----------    -----------    -----------

       Net loss                                   $(2,769,050)   $  (784,526)   $  (114,116)
                                                  ===========    ===========    ===========

Net loss per common share - basic and diluted     $     (0.07)   $     (0.02)   $     (0.00)
                                                  ===========    ===========    ===========


The accompanying notes are an integral part of these statements.


                               CUBIC ENERGY, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

                                                                     Common Stock
                                                Cumulative    -------------------------       Additional
                                                preferred         Shares           Par          paid-in
                                                  stock        outstanding        value         capital
                                              -------------   -------------   -------------   -------------
Balance, June 30, 2003                                 --        31,180,326   $   1,559,017   $   8,892,992
   Stock issued under compensation plan                --           271,500          13,575          79,475
   Net loss, year ended June 30, 2004                  --              --              --              --
                                              -------------   -------------   -------------   -------------
Balance, June 30, 2004                                 --        31,451,826   $   1,572,592   $   8,972,467
   Debt proceeds allocated to warrants                 --              --              --           510,961
   Stock issued under compensation plan                --           155,000           7,750          71,300
   Stock issued under convertible
      debenture agreements                             --         1,410,000          70,500         406,006
   Stock issued in payment of interest
      obligations                                      --           145,137           7,258         118,181
   Stock issued for acquisition of property
      interests                                        --         2,000,000         100,000       1,700,000
   Net loss, year ended June 30, 2005                  --              --              --              --
                                              -------------   -------------   -------------   -------------

Balance, June 30, 2005                                 --        35,161,963   $   1,758,100   $  11,778,915
   Stock issued for acquisition of
      property interests                               --         2,500,000         125,000       1,175,000
   Stock issued under compensation plan                --         1,169,000          58,450         911,320
   Stock issued for working capital                    --         2,679,000         133,950       1,786,836
   Stock issued under convertible
      debenture agreements                             --           900,000          45,000         354,626
   Warrants issued for debt costs                      --              --              --           208,333
   Debt proceeds allocated to warrants                 --              --              --         1,203,752
   Stock issued in payment of interest
      obligations                                      --            40,805           2,040          34,002

   Net loss, year ended June 30, 2006                  --              --              --              --
                                              -------------   -------------   -------------   -------------
Balance, June 30, 2006                                 --        42,450,768   $   2,122,540   $  17,452,784
                                              =============   =============   =============   =============

                                                                  Total
                                               Accumulated    stockholders'
                                                 deficit         equity
                                              -------------   -------------

Balance, June 30, 2003                        $  (9,854,225)  $     597,784
   Stock issued under compensation plan                --            93,050
   Net loss, year ended June 30, 2004              (114,117)       (114,117)
                                              -------------   -------------
Balance, June 30, 2004                        $  (9,968,342)  $     576,717
   Debt proceeds allocated to warrants                 --           510,961
   Stock issued under compensation plan                --            79,050
   Stock issued under convertible
      debenture agreements                             --           476,506
   Stock issued in payment of interest
      obligations                                      --           125,439
   Stock issued for acquisition of property
      interests                                        --         1,800,000

   Net loss, year ended June 30, 2005              (784,526)       (784,526)
                                              -------------   -------------

Balance, June 30, 2005                        $ (10,752,868)  $   2,784,147
   Stock issued for acquisition of
      property interests                               --         1,300,000
   Stock issued under compensation plan                --           969,770
   Stock issued for working capital                    --         1,920,786
   Stock issued under convertible
      debenture agreements                             --           399,626
   Warrants issued for debt costs                      --           208,333
   Debt proceeds allocated to warrants                 --         1,203,752
   Stock issued in payment of interest
      obligations                                      --            36,042
                                              -------------   -------------
   Net loss, year ended June 30, 2006            (2,769,050)     (2,769,050)

Balance, June 30, 2006                        $ (13,521,918)  $   6,053,406
                                              =============   =============

The accompanying notes are an integral part of these statements.


                               CUBIC ENERGY, INC.

                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

                                                              2006           2005           2004
                                                          -----------    -----------    -----------
Cash flows from operating activities:
   Net (loss)                                             $(2,769,050)   $  (784,526)   $  (114,116)
   Adjustments to reconcile net (loss) to cash
       provided (used) by operating activities:
     Depreciation, depletion and amortization                 465,519        460,509        104,735
     Stock issued for interest                                 36,042        125,440           --
     Stock issued for compensation                            726,670         79,050         93,051
     Write off deferred loan costs                             99,203           --             --
     Write off note payable discount                          237,931           --             --
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable              (7,326)        45,826        (22,050)
       Increase (decrease) in loan from affiliates             92,771          4,119          3,418
       Increase (decrease) in accounts payable
         and accrued liabilities                              154,367       (115,503)        10,725
                                                          -----------    -----------    -----------

       Net cash provided (used) by operating activities   $  (963,873)   $  (185,085)   $    75,763
                                                          -----------    -----------    -----------

Cash flows from investing activities:
   Acquisition and development of oil
     and gas properties                                   $(4,409,415)   $ 1,813,946)   $      --
   Purchase of office equipment                                (3,003)        (3,963)          --
   Advances on development costs                               39,443       (303,666)          --
   Cash restricted by debt                                   (401,723)          --             --
   Increase in other assets                                   (25,000)          --             --
                                                          -----------    -----------    -----------

       Net cash provided (used) by investing activities   $(4,799,698)   $(2,121,575)   $      --
                                                          -----------    -----------    -----------

Cash flows from financing activities:
   Issuance of debentures and warrants                    $ 5,500,000    $ 2,635,000    $      --
   Issuance of common stock, net                            2,020,786           --             --
   Repayment of debentures                                 (1,480,000)          --             --
   Loan costs incurred and other                             (275,311)      (264,300)          --
                                                          -----------    -----------    -----------

       Net cash provided (used) by financing activities   $ 5,765,475    $ 2,370,700    $      --
                                                          -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents      $     1,904    $    64,040    $    75,763

Cash and cash equivalents:
   Beginning of year                                          257,253        193,213        117,450
                                                          -----------    -----------    -----------

   End of year                                            $   259,157    $   257,253    $   193,213
                                                          ===========    ===========    ===========
Other information:
   Interest paid                                          $   355,607    $   125,557    $      --
   Noncash investing and financing activities:
     Acquisition of property with stock issue             $ 1,300,000    $      --      $      --
    Acquisition of property with debt issue               $ 2,599,274    $      --      $      --


The accompanying notes are an integral part of these statements.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note A - Background and general:

    Cubic Energy, Inc. ("Company") is engaged in domestic crude oil and natural gas exploration, development and production, with primary emphasis on the production of oil and gas reserves through acquisitions of proved, producing oil and gas properties in the states of Texas and Louisiana.

Note B - Significant accounting policies:

    Cash equivalents
    ----------------

        For purposes of the statements of cash flows, the Company considers all certificates of deposit and other financial instruments with original maturity dates of three months or less to be cash equivalents.

    Office and other equipment
    --------------------------

        Office and other equipment are stated at cost and depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Depreciation and amortization of office and other equipment amounted to $1,173, $330, and $- for the years ended June 30, 2006, 2005 and 2004, respectively.

    Full cost method of accounting for oil and gas properties
    ---------------------------------------------------------

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

        In addition, the capitalized costs are subject to a "full cost ceiling test," which generally limits such costs to the aggregate of the "estimated present value," discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. The Company's analysis of its proved properties indicated that no impairment was considered necessary at June 30, 2006.

        Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

        Depletion of producing oil and gas properties amounted to $178,064, $364,166 and $104,735 for the years ended June 30, 2006, 2005 and 2004, respectively.

    Impairment of long-lived assets and long-lived assets to be disposed of
    -----------------------------------------------------------------------

        The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for periods beginning July 1, 2002, and thereafter. SFAS 144 replaces SFAS 121, and, among other matters, addresses financial accounting and reporting for the impairment or disposal

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

    of long-lived assets. SFAS 144 retains the basic provisions of SFAS 121, but broadens its scope and establishes a single model for long-lived assets to be disposed of by sale. Management does not believe adoption of the Statement had any effect on the financial statements of the Company. In addition, the Company is subject to the rules of the Securities and Exchange Commission with respect to impairment of oil and gas properties accounted for under the full cost method of accounting, as described earlier. The Company's analysis of its unproved properties indicated that no impairment was considered necessary at June 30, 2006.

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

        In September 2005, the EITF reached a consensus on Issue No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature ("EITF 05-08"). Under EITF 05-08, the issuance of convertible debt with a beneficial conversion feature results in a temporary difference for purposes of applying FAS No. 109, Accounting for Income Taxes. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments, require that the nondetachable conversion feature of a convertible debt security be accounted for separately if it is a beneficial conversion feature. A beneficial conversion feature is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature's intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. EITF 05-08 should be applied retrospectively to all instruments with a beneficial conversion feature accounted for under EITF 98-05 and EITF 00-27 for periods beginning after December 15, 2005. Management is evaluating the effect adoption of EITF 05-08 will have on the Company's financial position, results of operations and cash flows.

        In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is evaluating the impact of adopting FIN 48 on the Company's financial position, results of operations and cash flows.

    Oil and gas revenue
    -------------------

        The Company recognizes oil and gas revenues by the sales method as oil and gas production is sold. Differences between sales and production volumes during the years ended June 30, 2006, 2005 and 2004 were not significant.

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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


        There were no dilutive securities outstanding during the years ended June 30, 2006, 2005 and 2004. The weighted average number of common and common equivalent shares outstanding was 38,477,353, 33,112,644 and 31,316,222 for the years ended June 30, 2006, 2005 and 2004, respectively.

    Concentration of credit risk
    ----------------------------

        Financial instruments which potentially subject the Company to a concentration of credit risk consists primarily of trade accounts receivable with a variety of local, national, and international oil and natural gas companies. Such credit risks are considered by management to be limited due to the financial resources of the oil and natural gas companies. The Company also maintains accounts with financial institutions which periodically exceed federally insured amounts. The excess balance at June 30, 2006, was approximately $160,000.

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

    Certain significant estimates
    -----------------------------

        Management estimates included in these financial statements for which it is reasonably possible that a future event in the near term could cause the estimate to change and the change could have a severe impact are as follows:
    Management's estimates of oil and gas reserves are based on various assumptions, including constant oil and gas prices. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimate. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. While it is at least reasonably possible that the estimates above will change materially in the near term, no estimate can be made of the range of possible losses that might occur. Estimates of oil and gas reserves principally impact the recognition of depletion expense and the evaluation of potential impairment under the full cost ceiling test discussed above.

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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


        In September 2006, the FASB issued FAS No. 157, Fair Value Measurement ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is evaluating the impact of adopting FAS 157 on the Company's financial position, results of operations and cash flows.

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

        In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that a conditional asset retirement obligation, as used in FAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than fiscal years ending after December 15, 2005. Management does not expect the adoption of FIN 47 will have a material impact on the Company's financial position, results of operations or cash flows.

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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


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

        In December 2004, the Financial  Accounting  Standards Board issued SFAS
    No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. This Statement will require the
    Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants) in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will be effective for awards that are granted, modified or settled in cash in interim and annual financial periods beginning after June 30, 2006.

        Additionally, in August 2005, the FASB issued FASB Staff Position ("FSP") FSP FAS 123R-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) ("FSP1"). In FSP1, the FASB decided to defer the requirements in FAS 123 that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. In October 2005, the FASB issued FSP FAS 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) ("FSP2"). In FSP2, the FASB is providing companies with a "practical accommodation" when determining the grant date of an award that is subject to the accounting provisions in FAS 123R. In November 2005, the FASB issued FSP FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards ("FSP3"). FSP3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of FAS 123R. In February 2006, the FASB issued FSP FAS 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event ("FSP4"), which concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. FSP4 is applicable only for options or similar instruments issued as part of employee compensation arrangements. The guidance in FSP1, FSP2, FSP3 and FSP4 will be applied upon our adoption of FAS 123R. Management is evaluating the impact of adopting the guidance in FSP1, FSP2, FSP3 and FSP4 on the Company's financial position, results of operations and cash flows.

        In March 2005, the SEC published Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in this staff accounting bulletin express the views of the staff regarding the interaction between FAS 123R and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of FAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS 123R, the modification of employee share options prior to adoption of FAS 123R and disclosures in Management's Discussion and Analysis


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


    subsequent to adoption of FAS 123R. We will comply with SAB 107 upon our adoption of FAS 123R. Management is evaluating the impact of adopting SAB
    107 on the Company's financial position, results of operations and cash flows.

        The per share weighted-average fair value of stock warrants granted during the year ended June 30, 2002, was $0.29, on the date of grant, using the Black-Scholes pricing model. There were no stock warrants granted during the years ended June 30, 2006, 2005 and 2004.

                                                     2002
                                                --------------

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

                                                     2006           2005           2004
                                                 -----------    -----------    -----------
            Net loss:
            As reported                          $(2,769,050)   $  (784,526)   $  (114,116)
                                                 ===========    ===========    ===========
            Proforma                             $(2,769,050)   $  (802,026)   $  (149,580)
                                                 ===========    ===========    ===========
            Stock-based employee compensation:
            As reported                          $   726,670    $      --      $      --
                                                 ===========    ===========    ===========
            Proforma                             $   726,670    $    17,500    $    35,464
                                                 ===========    ===========    ===========
            Basic loss per common share:
            As reported                          $     (0.07)   $     (0.02)   $     (0.00)
                                                 ===========    ===========    ===========
            Proforma                             $     (0.07)   $     (0.02)   $     (0.00)
                                                 ===========    ===========    ===========

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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


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

        In June 2005, the FASB issued FSP FAS 150-5, Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable ("FAS 150-5"). FAS 150-5 clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FAS 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. FAS 150-5 is effective for the first reporting period beginning after June 30, 2005. Although the Company had outstanding warrants as of July 1, 2005, the shares issued upon exercise of the warrants are not redeemable; consequently, management does not expect the adoption of FAS 150-5 will have a material impact on the Company's financial position, results of operations or cash flows.

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

    Exchanges of nonmonetary assets
    -------------------------------

        In December 2004, the FASB issued FAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("FAS 153"). FAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The provisions in FAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of FAS 153 did not have a material impact on the Company's financial position, results of operations or cash flows.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



        Accounting changes and error corrections
        ----------------------------------------

        In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections--A replacement of APB Opinion No. 20 and FASB Statement No. 3 ("FAS 154"). FAS 154 replaces APB Opinion No. 20, Accounting Changes ("APB 20"), and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements ("FAS 3") and changes the requirements for the accounting for, and reporting of, a change in accounting principles. FAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. FAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in accounting principle. Additionally, FAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a "restatement." The provisions in FAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of FAS 154 will have a material impact on the Company's financial position, results of operations or cash flows.

    Debt modifications
    ------------------

        In September 2005, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues ("EITF 05-07"). EITF 05-07 requires that a change in the fair value of a conversion option brought about by modifying the debt agreement be included in analyzing in accordance with EITF consensus on Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"), whether a debt instrument is considered extinguished. Under EITF 96-19's requirements, an issuer who modifies a debt instrument must compare the present value of the original debt instrument's cash flows to the present value of the cash flows of the modified debt. If the present value of those cash flows varies by more than 10 percent, the modification is considered significant and extinguishments accounting is applied to the original debt. If the change in the present value of the cash flows is less than 10 percent, the debt is considered to be modified and is subject to EITF 96-19's modification accounting. EITF 05-07 requires that in applying the 10 percent test the change in the fair value of the conversion option be treated in the same manner as a current period cash flow. EITF 05-07 also requires that, if a modification does not result in an extinguishment, the change in fair value of the conversion option be accounted for as an adjustment to interest expense over the remaining term of the debt. The issuer should not recognize a beneficial conversion feature or reassess an existing beneficial conversion feature upon modification of the conversion option of a debt instrument that does not result in an extinguishment. EITF 05-07 is effective for modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. Management does not expect the adoption of EITF 05-07 to have material impact on the Company's financial position, results of operations or cash flows.

    Reporting taxes collected
    -------------------------

        In March 2006, the EITF reached a tentative consensus on Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) ("EITF 06-03"). EITF 06-03 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-03 is effective for periods beginning after December 15, 2006. Management is currently evaluating the effect implementation of EITF 06-03 will have on the Company's financial position, results of operations and cash flows.

    Other recent pronouncements
    ---------------------------

        In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments ("FAS 155"), which amends FAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") and FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



    Extinguishments of Liabilities, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the adoption of FAS 155 will have a material impact on the Company's financial position, results of operations or cash flows.

Note C - Stockholders' equity:

    The Company's authorized capital is 100,000,000 shares of $0.05 par value common stock and 10,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock are issued or outstanding at June 30, 2006 and 2005.

    Stock and warrants
    ------------------

        On January 1, 2002, the Company issued three series of warrants to Tauren Exploration, Inc., an entity owned by the CEO and major stockholder of the Company. These warrants allowed Tauren to purchase unregistered common shares in the Company as follows: 1) exercisable after May 1, 2002, to purchase 125,000 unregistered common shares at an exercise price of $1.00, which expired on April 30, 2003; 2) exercisable after May 1, 2003, to purchase 150,000 unregistered common shares at the exercise price of $1.50, which expired on April 30, 2004; and 3) exercisable after May 1, 2004, to purchase 200,000 unregistered common shares at an exercise price of $2.00, which expired on April 30, 2005. All of the above-referenced warrants expired unexercised.

        On or about October 1, 2004, the Company closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 (the "Debentures"), to a group of institutional and high net worth investors. The Company had the option to the interest on the Debentures in common stock. The investors also received warrants to purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00 per share. On August 7, 2006, 1,000,000 of such warrants were repriced at $.70 per share. None of the above-referenced warrants have been exercised and all remain outstanding at June 30, 2006.

        The Company allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $510,961 was recorded as an increase in additional paid in capital for the year ended June 30, 2005.

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

        On December 16, 2005, the Company entered into a Securities Purchase Agreement and issued 2,500,000 common shares at a price of $.80 per share and issued warrants, with five year expiration, for the purchase of up to 1,000,000 shares of Company common stock at an exercise price of $1.00 per share. The proceeds of the offering were used for exploratory drilling and working capital. None of the above-referenced warrants have been exercised and all remain outstanding at June 30, 2006.

        On February 6, 2006, Cubic entered into a Credit Agreement with Petro Capital V, L.P. (the "Lender") pursuant to which the Lender advanced to the Company $5,500,000. In connection with the funding under the Credit

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



    Agreement, the Company issued to the Lender and Petro Capital Securities, LLC, warrants, with five-year expirations, for the purchase of up to 1,833,334 and 250,000 shares, respectively, of Company common stock at an exercise price of $1.00 per share. None of the above-referenced warrants have been exercised and all remain outstanding at June 30, 2006.

        The Company allocated the proceeds from the issuance of the senior debt to the warrants and the senior debt based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,203,752 was recorded as an increase in additional paid in capital.

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

        On December 29, 2005, the shareholders of the Company approved the above-described Director and Officer Compensation Plan (the "Plan"). Accordingly, the previously authorized conditional stock grants aggregating 597,000 un-registered shares were approved for issuance to the officers and directors of the Company. As of such date, the aggregate market value of the common stock granted was $483,570 based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amount has been recorded as compensation expense and is included in general and administrative expense for the year ended June 30, 2006.


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



        On January 5, 2006, the Company issued 572,000 un-registered shares to the officers and directors of the Company pursuant to the Plan. As of such date, the aggregate market value of the common stock granted was $486,200 based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amount is being amortized to compensation expense on a quarterly basis during the calendar year 2006. Accordingly, $243,100 has been recorded as compensation expense and is included in general and administrative expense for the year ended June 30, 2006.

Note D - Loss per common share:

    Net loss per common share is computed as follows:

                                                    2006           2005           2004
                                                -----------    -----------    -----------
        Net loss attributable to stockholders   $(2,769,050)   $  (784,526)   $  (114,116)

        Weighted average number of shares of
           common stock                          38,477,353     33,112,644     31,316,222

        Income (loss) per common share          $     (0.07)   $     (0.02)   $     (0.00)

    Potential dilutive securities (stock warrants, convertible debt) have not been considered since the Company reported a net loss and, accordingly, their effects would be antidilutive.

Note E - Long-term debt:

    October 2004 debt issue
    -----------------------

        On or about October 1, 2004, the Company closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 (the "Debentures"), to a group of institutional and high net worth investors. The Debentures were secured by the collateral set forth in the Deed of Trust, Security Agreement, Assignment of Production and Fixture Filing attached to a Form 8-K filed October 12, 2004. The Debentures paid an annual interest rate of 7% on a quarterly basis and were convertible into shares of our common stock at a price of $.50 per share. The Company had the option to pay the interest on the Debentures in common stock. The proceeds of the Debentures were used for the acquisition of interests in oil and gas properties. The investors also received warrants to purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00 per share. During the fiscal year ended June 30, 2005, $705,000 of debt had been converted into 1,410,000 shares of common stock, and 145,137 shares of common stock were issued in lieu of cash to pay interest. During the fiscal year ended June 30, 2006, $450,000 of debt had been converted into 900,000 shares of common stock, and 40,805 shares of common stock were issued in lieu of cash to pay interest.

        The Company allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $510,961 was recorded as an increase in additional paid in capital. The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount. The discount was being amortized over the original five year term of the Debentures as additional interest expense. Amortization of the discount was $44,632 and $67,756, for the years ended June 30, 2006 and 2005, respectively. The Company also incurred loan costs of $264,300 on the issuance of the Debentures and warrants. The amount allocable to the Debentures of $213,049 was capitalized and was being amortized over the term of the Debentures. Amortization of loan costs was $18,612 and $28,258, for the years ended June 30, 2006 and 2005, respectively.

        The debentures were retired on February 6, 2006, with proceeds from a new senior debt issue, as set forth below. In connection with this

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


    retirement, the Company recorded a loss on extinguishment of debt in the amount of $660,330. Such amount includes the write-off of deferred loan costs ($99,204), the write-off of the remaining loan discount ($237,931), and a prepayment penalty and associated legal fees ($323,195).

    February 2006 debt issue
    ------------------------

        On February 6, 2006, Cubic entered into a Credit Agreement with Petro Capital V, L.P. (the "Lender") pursuant to which the Lender advanced to the Company $5,500,000. The indebtedness bears interest at a rate of 12.5% per annum, matures on February 6, 2009, and is secured by substantially all of the assets of the Company. Approximately $1.8 million of the funded amount was used to retire the 7% Senior Secured Convertible Debentures that were due September 30, 2009, described above. In connection with the funding under the Credit Agreement, the Company issued to the Lender and Petro Capital Securities, LLC, warrants, with five-year expirations, for the purchase of up to 1,833,334 and 250,000 shares, respectively, of Company common stock at an exercise price of $1.00 per share.

        The Company allocated the proceeds from the issuance of the senior debt to the warrants and the senior debt based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,203,752 was recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded. The discount is being amortized over the original three-year term of the senior debt as additional interest expense. Amortization for the year ended June 30, 2006 was $174,451. Amortization for the years ended June 30, 2007, 2008 and 2009 is expected to be $439,135, $440,338, and $265,887, respectively.

        Cubic incurred loan costs of $483,643 on the issuance of the senior debt and warrants. The amount allocable to the senior debt of $367,586 has been capitalized and is being amortized over the term of the senior debt. Amortization of loan costs for the new senior debt was $48,587 for the year ended June 30, 2006. Amortization for the years ended June 30, 2007, 2008 and 2009 is expected to be $122,305, $122,640, and $74,053, respectively.

        The terms of the Credit Agreement among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, sales of assets and investments and require the maintenance of a Fixed Charge Coverage Ratio, as measured at the end of any four consecutive fiscal quarters, and being first measured on June 30, 2007, to be less than 1.30 to 1.00. The agreement also requires the Company to maintain a Minimum Tangible Net Worth of $3,000,000 and requires the Company to maintain a debt service account of $400,000 until the ratio of EBITDA (as defined) to interest expense equals 2.00 to 1.00 for three consecutive months. Such debt service account is classified as restricted cash under other assets in the accompanying balance sheet as of June 30, 2006.

        Quarterly principal payments of $250,000 are due beginning March 31, 2007, and continue through December 31, 2008, with the remainder of the outstanding loan balance due February 6, 2009. The Company has the option, under certain conditions, to defer the first two quarterly payments through the issuance of warrants to purchase 300,000 shares of the Company's common stock.

        The aggregate maturities of long-term debt at June 30, 2006, are: year ending June 30, 2007 - $500,000; year ending June 30, 2008 - $1,000,000; and
    year ending June 30, 2009 - $4,000,000.

        On September 19, 2006, Petro Capital V, L.P., issued a letter claiming defaults under various sections of the Credit Agreement. The alleged defaults relate primarily to unresolved imperfections in title concerning the S.E. Johnson 20 #1 and S.E. Johnson 29 #1 wells.

        In Louisiana, where the Company's properties are located, title imperfections are encountered in the ordinary course of business. Prior to drilling a well, the operator typically obtains a drillsite title opinion to gain an understanding of, and limited assurance as to, the ownership of the subject well. The drillsite title opinion is not comprehensive and does not ensure good title. Following the drilling of a well, and if the well is successful and is expected to be completed for production, the operator typically will obtain a division order title opinion that is more rigorous than the drillsite title opinion. The division order title opinion is expected to provide good, but not absolute, assurance as to the title of the subject well. In any event, title issues arise in the ordinary course of business and the operator attempts to work with all impacted parties to resolve the issues.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



        In the case of the aforementioned S.E. Johnson wells, after lengthy investigation, management believes that the Company does have good title to the S.E. Johnson wells down to a depth of 6,464 feet; however, it appears the Company may not have all rights below this depth. Although the division order title opinion for these wells has not yet been received, the Company believes that a third party has deep ownership rights with respect to a portion of certain leases in Sections 20, 29 and 30 of Township 14N Range 15W. The Company believes that it is in the final stages of negotiating a farmout agreement for such deep rights in the aforementioned S.E. Johnson wells. Additionally, Tauren Exploration, Inc. ("Tauren"), the party that originally sold the rights in the subject properties to the Company, executed a Letter Agreement as of September 20, 2006, such that in the event that there is an acreage variance in the above-referenced sections, Tauren will assign to the Company that number of acres in Sections 4, 5, 6, 7 and/or 8 of Township 14N Range 15W to offset any such variance.

        Management does not believe that it was ever in default of any of the requirements of the Credit Agreement specified by the Petro Capital letter dated September 19, 2006. Moreover, even if a default has occurred, management believes the foregoing curative actions will resolve any default within the applicable cure period.

Note F - Related party transactions:

    Effective January 1, 2002, the Company entered into an agreement with Tauren Exploration Inc. ("Tauren") that provides for the following:

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

    On December 1, 1997, as renewed and revised on January 1, 2002, the Company entered into a contract with Tauren to provide the necessary technical, administrative and management expertise needed to conduct its business. The agreement was terminated effective January 1, 2006, except as to the office sharing provisions which were extended to June 30 2006. The Company now has 6 employees, and its offices are subleased from Tauren. The monthly amount charged to the Company was based on actual costs of materials and labor hours of Tauren that were used pursuant to the terms of the agreement. Tauren also pays various organization costs and consulting fees on behalf of the Company. Charges to the Company under the contracts were $29,285, $35,322 and $45,938 for the years ended June 30, 2006, 2005 and 2004, respectively.

    In addition, the wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating Inc. ("Fossil"), which is owned 100% by the Company's President and Chief Executive Officer, Calvin Wallen
III. As of June 30, 2006 and 2005, the Company owed Fossil $1,196,203 and $0, respectively, for drilling costs and lease operating expenses and was owed by Fossil $88,477 and $16,540, respectively, for oil and gas sales.

    On or about October 6, 2004, the Company acquired from Tauren and its affiliates, a 25% working interest in eight sections in Desoto Parish, Louisiana, in exchange for $1,080,000. The eight sections include Sections 24 (excluding the Kraemer 24-1 well), 25 and 26 of Township 14 N, Range 16 W and Sections 18, 19, 20, 29 and 30 of Township 14 N, Range 15 W.

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


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


    On February 6, 2006,  the Company  entered  into a Purchase  Agreement  with
Tauren  Exploration,  Inc.,  an entity  wholly  owned by Calvin  Wallen III, the
Company's Chairman of the Board and Chief Executive Officer, with respect to the
purchase  by  the  Company  of  certain   Cotton  Valley   leasehold   interests
(approximately 11,000 gross acres; 5,000 net acres) held by Tauren.  Pursuant to the Purchase Agreement,  the Company acquired from Tauren a 35% working interest in approximately  2,400 acres and a 49% working interest in approximately  8,500 acres located in DeSoto and Caddo Parishes,  Louisiana, along with an associated
Area of Mutual  Interest  ("AMI") and the right to acquire at "cost" (as defined in the  Purchase  Agreement) a seventy  percent  (70%)  working  interest in all additional  mineral  leases  obtained by Tauren in the AMI, in exchange  for (a)
$3,500,000 in cash, (b) 2,500,000  unregistered  shares of Company common stock,
(c) an unsecured 12.5%  promissory note in the amount of $1,300,000,  which note is convertible  into Company common stock at a conversion  price of $0.80/share, and (d) a drilling credit of $2,100,000.  The consideration  described above was determined based upon negotiations between Tauren and a Special Committee of the
Company's  directors,  excluding Mr. Wallen.  The Special Committee  obtained an opinion from its  independent  financial  advisor with respect to the  fairness, from a financial point of view, to the public  stockholders  of the Company,  of such transactions.

    The maturity of the above-referenced promissory note has been extended to July 15, 2007.

Note G - Income taxes:

    Deferred tax assets and  liabilities  are computed by applying the effective
U.S.  federal income tax rate to the gross amounts of temporary  differences and other tax  attributes.  Deferred  tax assets and  liabilities  relating to state income taxes are not material.  In assessing the  realizability  of deferred tax assets,  management  considers  whether  it is more  likely  than not that  some portion or all of the  deferred  tax assets will not be  realized.  The ultimate realization  of deferred tax assets is dependent  upon the  generation of future taxable income during the periods in which those  temporary  differences  become
deductible.   Management  considers  the  scheduled  reversal  of  deferred  tax liabilities,  projected  future taxable income,  and tax planning  strategies in making this  assessment.  As of June 30, 2006 and 2005, the Company  believed it was more  likely  than not that  future tax  benefits  from net  operating  loss carryforwards  and other  deferred  tax assets would not be  realizable  through generation of future taxable income; therefore, they were fully reserved.

    The components of the net deferred federal income tax assets (liabilities) at June 30 were as follows:

                                                              2006           2005
                                                          -----------    -----------
      Deferred tax assets:
         Net operating loss carryforwards                 $ 2,441,800    $   698,000
         Capital loss carryforwards                              --            7,400
                                                          -----------    -----------
                                                          $ 2,441,800    $   705,400
                                                          -----------    -----------
      Deferred tax liabilities:
         Depletion basis of assets and related accounts   $  (493,800)   $  (103,600)
                                                          -----------    -----------
                                                          $  (493,800)   $  (103,600)
                                                          -----------    -----------
      Net deferred tax (liabilities) assets before
         valuation allowance                              $ 1,948,000    $   601,800

      Valuation allowance                                  (1,948,000)      (601,800)
                                                          -----------    -----------

      Net deferred tax (liabilities) assets               $      --      $      --
                                                          ===========    ===========


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



    The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended June 30, 2006, 2005 and 2004:

                                                                   2006           2005           2004
                                                               -----------    -----------    -----------
        Tax provision (benefit) calculated at statutory rate   $  (692,000)   $  (197,000)   $   (38,800)

        Losses not providing tax benefits                          692,000        197,000         38,800
                                                               -----------    -----------    -----------

        Current federal income tax provision                   $      --      $      --      $      --
                                                               ===========    ===========    ===========

       Change in valuation allowance                           $ 1,346,200    $   137,800    $    10,700
                                                               ===========    ===========    ===========

    As of June 30, 2006, the Company had net operating loss carryforwards of approximately $4,653,200, which are available to reduce future taxable income. These carryforwards expire as follows:
                                               Net
                                            operating
                           Year               losses
                           ----            -----------

                           2007            $   128,500
                           2009                  5,700
                           2011                431,100
                           2012                205,100
                           2013                639,800
                           2019                845,600
                           2020                297,100
                           2021                172,100
                           2022                 15,400
                           2023                571,900
                           2024                 22,600
                           2025              1,318,300
                           2026              5,096,200
                                           -----------
                                           $ 9,749,400
                                           ===========

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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



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

Note I - Cost of oil and gas properties:

    Costs incurred
    --------------

        Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 2006, 2005 and 2004 were as follows:

                                     2006         2005         2004
                                  ----------   ----------   ----------

          Property acquisitions   $6,176,766   $2,880,000   $     --
          Exploration                808,678      733,946         --
          Development              1,323,243         --           --
                                  ----------   ----------   ----------

                                  $8,308,687   $3,613,946   $     --
                                  ==========   ==========   ==========


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


    Capitalized costs
    -----------------

        The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at June 30, 2006, 2005 and 2004 were as follows:

                                                       2006           2005           2004
                                                   -----------    -----------    -----------
      Proved properties                            $ 6,679,730    $ 4,098,571    $ 1,537,625
      Unproved properties                            6,780,529      1,053,000           --
                                                   -----------    -----------    -----------

                                                   $13,460,259    $ 5,151,571    $ 1,537,625

      Accumulated depreciation, depletion
         and amortization                            1,646,170      1,468,106      1,103,939
                                                   -----------    -----------    -----------

      Total properties                             $11,814,089    $ 3,683,465    $   433,686

      Less: impairment of oil and gas properties
         due to full cost ceiling test                    --             --             --
                                                   -----------    -----------    -----------

      Net properties                               $11,814,089    $ 3,683,465    $   433,686
                                                   ===========    ===========    ===========

    Results of operations
    ---------------------

        The results of operations from oil and gas producing activities for the years ended June 30, 2006, 2005 and 2004 were as follows:

                                                       2006           2005           2004
                                                   -----------    -----------    -----------
      Revenues:
      Revenues                                     $   508,925    $   469,441    $   414,741
      Preferred return                                    --             --             --
                                                   -----------    -----------    -----------
                                                   $   508,925    $   469,441    $   414,741
                                                   -----------    -----------    -----------
      Expenses:
      Production and development costs             $   338,329    $   272,957    $   186,465
      Depreciation, depletion and amortization         178,064        364,496        104,735
                                                   -----------    -----------    -----------
                                                   $   516,393    $   637,453    $   291,200
                                                   -----------    -----------    -----------
      Results before income taxes                  $    (7,468)   $  (168,012)   $   123,541
      Provision for income taxes                          --             --             --
                                                   -----------    -----------    -----------
      Results of operations (excluding corporate
      overhead and interest expense)               $    (7,468)   $  (168,012)   $   123,541
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

    The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 2006, 2005 and 2004 together with the changes therein:

                                                        Natural Gas (Mcf)
                                             --------------------------------------
                                                2006          2005          2004
                                             ----------    ----------    ----------
Proved developed and undeveloped reserves:
Beginning of year                               509,625       311,098       330,000
Revisions of previous estimates                 226,730          --          52,902
Purchases of reserves in place                     --         269,308          --
Extensions and discoveries                    2,114,061          --            --
Production                                      (53,516)      (70,781)      (71,804)
Disposals of reserves in place                     --            --            --
                                             ----------    ----------    ----------
End of year                                   2,796,900       509,625       311,098
                                             ==========    ==========    ==========

                                                     Oil and condensate (Bbls)
                                             --------------------------------------
                                                2006          2005          2004
                                             ----------    ----------    ----------

Proved developed and undeveloped reserves:
Beginning of year                                 1,048      --                --
Revisions of previous estimates                   1,029     1,194              --
Purchases of reserves in place                     --          14              --
Extensions and discoveries                        7,833       346              --
Production                                       (1,047)     (506)             --
Disposals of reserves in place                     --            --            --
                                             ----------    ----------    ----------
End of year                                       8,863         1,048          --
                                             ==========    ==========    ==========


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


Standardized  measure of  discounted  future net cash flows  relating  to proved
--------------------------------------------------------------------------------
reserves
--------

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

    The following is the estimated standardized measure relating to proved oil and gas reserves at June 30, 2006, 2005 and 2004:

Table 1                                         2006            2005            2004
-------                                     ------------    ------------    ------------
Future cash flows                           $ 16,139,781    $  3,443,400    $  2,059,245
Future production costs                       (2,975,063)     (1,303,300)       (833,306)
Future development costs                      (3,453,350)        (23,900)           --
Future severance tax expense                    (819,785)       (213,900)       (250,473)
Future income taxes                                 --              --              --
                                            ------------    ------------    ------------

Future net cash flows                       $  8,891,583    $  1,902,300    $    975,466

Ten percent annual discount for estimated
   timing of net cash flows                   (2,444,198)       (831,200)       (243,553)
                                            ------------    ------------    ------------
Standardized measure of
   discounted future net cash flows         $  6,447,385    $  1,071,100    $    731,913
                                            ============    ============    ============


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



    Following is an analysis of changes in the estimated standardized measure of proved reserves during the years ended June 30, 2006, 2005 and 2004:

Table 2                                          2006           2005           2004
-------                                      -----------    -----------    -----------
Changes from:
   Sale of oil and gas produced              $  (170,596)   $  (196,368)   $  (123,541)

Net changes in prices and production costs        18,591       (165,199)       (43,462)
Extensions and discoveries                     4,288,891        493,500           --
Revision of previous quantity estimates          508,762        (42,290)       122,601
Accretion of discounts                           107,110         73,191        103,681
Net change in income taxes                          --             --          (33,565)
Purchases of reserves in place                      --          197,300           --
Disposals of reserves in place                      --             --             --
Development costs incurred that reduced
   future development costs                      (11,300)          --             --
Changes in future development costs               69,210           --             --
Other                                            565,617        (20,947)       (92,182)
                                             -----------    -----------    -----------

Change in standardized measure               $ 5,376,285    $   339,187    $   (66,468)
                                             ===========    ===========    ===========

Note K - Subsequent events:

    On July 28, 2006, Cubic entered into and consummated transactions pursuant to Subscription and Registration Rights Agreements (the "Subscription Agreements") with certain investors that are unaffiliated with the Company (the "Investors"). Pursuant to the Subscription Agreements, the Investors paid aggregate consideration of $2,100,000 to the Company for 3,000,000 shares of the Company's common stock and warrants exercisable into 1,500,000 shares of common stock. The warrants are exercisable through July 31 2011, at $.70 per share. In addition to reimbursement of certain expenses incurred in connection with this offering, the Company agreed to pay 2% of the aggregate consideration, in cash, plus 150,000 shares of common stock valued at $.70 per share, to a placement agent.