Form 10QSB
period 2006-09-30
CUBIC ENERGY INC
filed 2006-11-14
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              [X] Quarterly Report under Section 13 or 15(d) of The
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2006

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

                                 Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock                          Outstanding at September 30, 2006
    --------------                         ---------------------------------
    $.05 par value                                    45,600,768

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               CUBIC ENERGY, INC.

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Independent Accountants' Report........................................1

        Condensed Balance Sheets
        As of September 30, 2006 (unaudited) and June 30, 2006...............2,3

        Condensed Statements of Operations, (unaudited)
        For the three months ended September 30, 2006 and 2005.................4

        Condensed Statements of Cash Flows, (unaudited)
        For the three months ended September 30, 2006 and 2005.................5

        Notes to Condensed Financial Statements..........................6,7,8,9

ITEM 2. Management's Discussion and Analysis...............................10,11

ITEM 3.  Controls and Procedures..............................................12


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................13

ITEM 6.  Exhibits ............................................................13


SIGNATURES....................................................................14

CERTIFICATION.....................................................15, 16, 17, 18

                          PART I. FINANCIAL INFORMATION

                         INDEPENDENT ACCOUNTANTS' REPORT


The Stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheet as of September 30, 2006, and the related condensed statements of operations, and of cash flows of Cubic Energy, Inc. for the three-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Cubic Energy, Inc. as of June 30, 2006, and the related statements of operations, stockholders' equity and cash flows for the year then ended; and in our report dated September 8, 2006, we expressed an unqualified opinion on those statements.




                                                    PHILIP VOGEL & CO. PC

                                                    /s/ Philip Vogel & Co. PC
                                                    -------------------------

                                                    Certified Public Accountants


Dallas, Texas
November 13, 2006

ITEM 1. FINANCIAL STATEMENTS

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                    (Unaudited)
                                                  Sept. 30, 2006   June 30, 2006
                                                  --------------   -------------

Current assets:
  Cash and cash equivalents                       $      243,781   $     259,157
  Accounts receivable                                     48,822          41,680
    Prepaid drilling costs                               257,891         264,223
    Prepaid expenses                                     121,550         243,100
                                                  --------------   -------------
    Total current assets                          $      672,044   $     808,160

Property and equipment (at cost):
  Oil and gas properties, full cost method:
    Proved properties (including wells and
    related equipment and facilities)             $    7,079,513   $   6,679,730
    Unproven properties                                6,818,678       6,780,530
  Office and other equipment                               8,905           7,876
                                                  --------------   -------------
                                                  $   13,907,096   $  13,468,136
Less accumulated depreciation, depletion
  and amortization                                $    1,699,969   $   1,648,581
                                                  --------------   -------------
                                                  $   12,207,127   $  11,819,555
Other Assets:
    Deferred loan costs - net                     $      288,171   $     318,999
    Other                                                      0          25,000
    Restricted cash                                      403,375         401,723
                                                  --------------   -------------
                                                  $      691,546   $     745,722

TOTAL ASSETS                                      $   13,570,717   $  13,373,437
                                                  --------------   -------------



















            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  (Unaudited)
                                                Sept. 30, 2006    June 30, 2006
                                                --------------    -------------

Current liabilities:
  Current portion of long-term debt             $      750,000    $     500,000
  Accounts payable and accrued expenses                181,107          165,628
  Due to affiliates                                    102,105        1,499,762
                                                --------------    -------------
Total current liabilities                       $    1,033,212    $   2,165,390
                                                --------------    -------------

Non-current liabilities:
  Deferred income taxes                         $            0    $           0
                                                --------------    -------------

Long-Term Liabilities
  Long-term debt - net of discounts             $    3,715,327    $   3,854,641
    Note payable to affiliate                        1,300,000        1,300,000
                                                --------------    -------------
                                                $    5,015,327    $   5,154,641

Commitments and contingencies

Stockholders' Equity:

  Preferred stock - $.01 par value,
    authorized 10,000,000 shares,
    issued: none                                $            0    $           0
                                                --------------    -------------

  Common stock - $.05 par value,
    Authorized 100,000,000 shares,
    issued 45,600,768 shares at
    September 30, 2006 and 42,450,768
    shares at June 30, 2006                          2,280,040        2,122,540

  Additional paid-in capital                        19,395,283       17,452,784

  Accumulated deficit                              (14,153,145)     (13,521,918)
                                                --------------    -------------

Stockholders' equity                            $    7,522,178    $   6,053,406
                                                --------------    -------------

                                                $   13,570,717    $  13,373,437
                                                ==============    =============









            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the Three     For the Three
                                                Months Ended      Months Ended
                                               Sept. 30, 2006    Sept. 30, 2005
                                               --------------    --------------

Revenue:
  Oil and gas sales                            $      132,106    $      146,182
                                               --------------    --------------

Total revenue                                  $      132,106    $      146,182
                                               --------------    --------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                          $       99,631    $       78,493
  General and administrative
    expenses                                          259,680           108,897
  Depreciation, depletion and
    amortization                                       51,387            70,730
                                               --------------    --------------

Total costs and expenses                       $      410,698    $      258,120
                                               --------------    --------------

Operating income (loss)                        $     (278,592)   $     (111,938)
                                               --------------    --------------

Non-operating income (expense):
  Gain (loss) on sales of securities           $            0    $            0
  Other income                                          1,747                 0
  Interest expense                                   (323,556)          (53,353)
  Amortization of loan costs                          (30,827)           (7,805)
                                               --------------    --------------

Total non-operating income (expense)           $     (352,636)   $      (61,158)
                                               --------------    --------------

Income (loss) before taxes:                    $     (631,228)   $     (173,096)

Provision for (benefit of) income taxes                     0                 0
                                               --------------    --------------

Net income (loss)                              $     (631,228)   $     (173,096)
                                               ==============    ==============

Net gain (loss) per common share
  - basic and diluted                          $       (0.014)   $       (0.005)
                                               ==============    ==============

Weighted average common shares outstanding
  - basic and diluted                              44,660,007        35,162,383
                                               ==============    ==============






            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     For the Three     For the Three
                                                      Months Ended      Months Ended
                                                     Sept. 30, 2006    Sept. 30, 2005
                                                     --------------    --------------
Cash flows from operating activities:
Net income (loss)                                    $     (631,228)   $     (173,096)
Adjustments to reconcile net income (loss)
  to cash provided (used) by operating activities:
  Depreciation, depletion and amortization                  192,902            97,247
  Stock issued for compensation                             121,550                 0
  Stock issued for interest                                       0            34,525
Net change in assets and liabilities:
  (Increase) decrease in accounts receivable                 (7,141)          (67,916)
  Increase (decrease) in loan from affiliate               (100,408)           (5,383)
  Increase (decrease) in accounts payable and
    accrued liabilities                                      15,479             1,905
  Increase (decrease) in deferred taxes                           0                 0
                                                     --------------    --------------
Net cash provided (used) by operating activities     $     (408,846)   $     (112,718)
                                                     --------------    --------------


Cash flows from investing activities:
  Acquisition of oil & gas properties                $     (437,932)   $      (14,419)
  Purchase of Office Equipment                               (1,029)             (407)
  Increase in restricted cash                                (1,653)                0
  Payments from advances on development costs            (1,165,916)           27,746
                                                     --------------    --------------
Net cash provided (used) by investing activities     $   (1,606,530)   $       12,920
                                                     --------------    --------------

Cash flows from financing activities
  Issuance of common stock                           $    2,100,000    $            0
  Repayment of advances                                    (100,000)                0
                                                     --------------    --------------
Net cash provided by financing activities            $    2,000,000                 0

Net increase (decrease) in cash and
    cash equivalents                                 $      (15,376)   $      (99,798)
                                                     --------------    --------------

Cash at beginning of period                                 259,157           257,253
                                                     --------------    --------------
Cash at end of period                                $      243,781    $      157,455
                                                     ==============    ==============








            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (Unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2006, Form 10-KSB and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of September 30, 2006, and for the three-month periods ended September 30, 2006, and 2005, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Stock Issuance:

On July 28, 2006, Cubic entered into and consummated transactions pursuant to Subscription and Registration Rights Agreements (the "Subscription Agreements") with certain investors that are unaffiliated with the Company (the "Investors"). Pursuant to the Subscription Agreements, the Investors paid aggregate consideration of $2,100,000 to the Company for 3,000,000 shares of the Company's common stock and warrants exercisable into 1,500,000 shares of common stock. The warrants are exercisable through July 31, 2011, at $.70 per share. In addition to reimbursement of certain expenses incurred in connection with this offering, the Company agreed to pay 2% of the aggregate consideration, in cash, plus 150,000 shares of common stock valued at $.70 per share, to a placement agent.

Stock Grants:

On December 29, 2005, the shareholders of the Company approved the Director and Officer Compensation Plan (the "Plan") and 3,750,000 shares of common stock were reserved, of which 1,169,000 shares have been issued through September 30, 2006.

On January 5, 2006, the Company issued 572,000 un-registered shares to the officers and directors of the Company pursuant to the Plan. As of such date, the aggregate market value of the common stock granted was $486,200 based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amount is being amortized to compensation expense on a quarterly basis during calendar year 2006. Accordingly, $121,550 has been recorded as compensation expense and is included in general and administrative expense for the quarter ended September 30, 2006.

Long-Term Debt and Warrants:

On February 6, 2006, Cubic entered into a Credit Agreement with Petro Capital V, L.P. (the "Lender") pursuant to which the Lender advanced to the Company $5,500,000. The indebtedness bears interest at a rate of 12.5% per annum, matures on February 6, 2009, and is secured by substantially all of the assets of the Company. Approximately $1.8 million of the funded amount was used to retire the 7% Senior Secured Convertible Debentures that were due September 30, 2009. In connection with the funding under the Credit Agreement, the Company issued to the Lender and Petro Capital Securities, LLC, warrants, with five-year expirations, for the purchase of up to 1,833,334 and 250,000 shares, respectively, of Company common stock at an exercise price of $1.00 per share.

The Company allocated the proceeds from the issuance of the senior debt to the warrants and the senior debt based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,203,752 was recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded. The discount is being amortized over the original three-year term of the senior debt as additional interest expense. Amortization for the quarter ended September 30, 2006 was $110,686.

Cubic incurred loan costs of $483,643 on the issuance of the senior debt and warrants. The amount allocable to the senior debt of $367,586 has been capitalized and is being amortized over the term of the senior debt. Amortization of loan costs for the new senior debt was $30,827 for the quarter ended September 30, 2006.

The terms of the Credit Agreement among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, sales of assets and investments and require the maintenance of a Fixed Charge Coverage Ratio, as measured at the end of any four consecutive fiscal quarters, and being first measured on June 30, 2007, to be less than 1.30 to 1.00. The agreement also requires the Company to maintain a Minimum Tangible Net Worth of $3,000,000 and requires the Company to maintain a debt service account of $400,000 until the ratio of EBITDA (as defined) to interest expense equals 2.00 to 1.00 for three consecutive months. Such debt service account is classified as restricted cash under other assets in the accompanying balance sheet as of June 30, 2006 and September 30, 2006.

Quarterly principal payments of $250,000 are due beginning March 31, 2007, and continue through December 31, 2008, with the remainder of the outstanding loan balance due February 6, 2009. The Company has the option, under certain conditions, to defer the first two quarterly payments through the issuance of warrants to purchase 300,000 shares of the Company's common stock.

On September 19, 2006, the Lender issued a letter claiming defaults under various sections of the Credit Agreement. The alleged defaults related primarily to then unresolved imperfections in title concerning the S.E. Johnson 20 #1 and S.E. Johnson 29 #1 wells.

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

In the case of the aforementioned two S.E. Johnson wells, after lengthy investigation, management came to believe that the Company had good title to the wells down to a depth of 6,464 feet; however, it appeared the Company might not have all rights below this depth. Although the division order title opinion for these wells had not yet been received, the Company came to believe a third party had deep ownership rights with respect to a portion of certain leases in Sections 20, 29 and 30 of Township 14N Range 15W. The Company then negotiated a farmout agreement with that third party, protecting the rights of the Company in those two S.E. Johnson wells. Additionally, Tauren Exploration, Inc. ("Tauren"), the party that originally sold the rights in the subject properties to the Company, executed a Letter Agreement as of September 20, 2006, such that in the event that there is an acreage variance in the above-referenced sections, Tauren will assign to the Company that number of acres in Sections 4, 5, 6, 7 and 8 of Township 14N Range 15W to offset any such variance.

Management does not believe that it was ever in default of any of the requirements of the Credit Agreement specified by the Petro Capital letter dated September 19, 2006. Moreover, even if a default had occurred, management believes the foregoing curative actions resolved any default within the applicable cure period. The Company timely responded to the September 19, 2006 default notice to that effect.

Related Party Transaction:

On February 6, 2006, the Company entered into a Purchase Agreement with Tauren Exploration, Inc. ("Tauren"), an entity wholly owned by Calvin Wallen III, the Company's Chairman of the Board and Chief Executive Officer, with respect to the purchase by the Company of certain Cotton Valley leasehold interests held by Tauren. In connection with this purchase, the Company issued to Tauren an unsecured 12.5% promissory note in the amount of $1,300,000, which note is convertible into Company common stock at a conversion price of $0.80 per share (the "Tauren Note").

On November 10, 2006, the maturity of the Tauren Note was extended to October 5, 2007. In connection with the extension of the Tauren Note, the Company issued to Tauren warrants, with three-year expirations, for the purchase of up to 50,000 shares of Company common stock at an exercise price of $0.70 per share.

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

The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report Form 10-KSB for the fiscal year ended June 30, 2006.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations:

Three Months Ended September 30, 2006 Compared To
Three Months Ended September 30, 2005

Oil and gas sales decreased 10% to $132,106 for the quarter ended September 30, 2006 from $146,182 for the quarter ended September 30, 2005 due to lower gas prices.

Oil and gas production, operating and development costs increased to $99,631 (75% of oil and gas sales) for 2006 from $78,493 (54% of oil and gas sales) for 2005 mainly due to an increase in workover costs and salt water hauling and disposal costs.

General and administrative expenses increased 138% to $259,680 for 2006 from $108,897 in 2005 primarily as a result of a $121,550 charge relating to stock grants to officers and directors and due to an increase in salaries and compensation as a result of an increase in the number of employees.

Depreciation, depletion, and amortization decreased 27% to $51,387 for 2006 from $70,730 for 2005. The decrease was primarily due to a reduction in the DD&A rate per MCFE which resulted from an increase in oil and gas reserves.

Interest expense increased to $323,556 in 2006 from $53,353 in 2005 due to the increase in the amount of outstanding debt as a result of the borrowing of $5,500,000 pursuant to the debt issue on February 6, 2006.

Liquidity and Capital Resources:

During the quarter ended September 30, 2006, the Company used cash flow in operating activities of $(408,846). Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

The Company's working capital (deficit) increased to $(361,168) at September 30, 2006 from $(1,357,230) at June 30, 2006, primarily due to a decrease in amounts due to affiliates. On July 28, 2006, we raised $2,100,000 through the private placement of common stock. This funding significantly reduced the working capital deficit.

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

In the case of the aforementioned two S.E. Johnson wells, after lengthy investigation, management came to believe that the Company had good title to the wells down to a depth of 6,464 feet; however, it appeared the Company might not have all rights below this depth. Although the division order title opinion for these wells had not yet been received, the Company came to believe that a third party had deep ownership rights with respect to a portion of certain leases in Sections 20, 29 and 30 of Township 14N Range 15W. The Company then negotiated a farmout agreement with that third party, protecting the rights of the Company in those two S.E. Johnson wells. Additionally, Tauren Exploration, Inc. ("Tauren"), the party that originally sold the rights in the subject properties to the Company, executed a Letter Agreement as of September 20, 2006, such that in the event that there is an acreage variance in the above-referenced sections, Tauren will assign to the Company that number of acres in Sections 4, 5, 6, 7 and/or 8 of Township 14N Range 15W to offset any such variance.

Management does not believe that it was ever in default of any of the requirements of the Credit Agreement specified by the Petro Capital letter dated September 19, 2006. Moreover, even if a default has occurred, management believes the foregoing curative actions resolved any default within the applicable cure period. The Company timely responded to the September 19, 2006 default notice to that effect.

ITEM 3.    CONTROLS AND PROCEDURES

Our principal executive and financial officer have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-QSB, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principle executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

                           PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings

There are no legal proceedings to which the Company is a party or to which its properties are subject which are in the opinion of management, likely to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 5. Other Information

On November 10, 2006, the maturity of the Tauren Note was extended to October 5, 2007. In connection with the extension of the note, the Company issued to Tauren warrants, with three-year expirations, for the purchase of up to 50,000 shares of Company common stock at an exercise price of $0.70 per share.

ITEM 6. Exhibits

         10.1 Third Amendment to Promissory Note, dated November 10, 2006, by and between, Cubic Energy, Inc. and Tauren Exploration, Inc.
         10.2     Warrant issued to Tauren Exploration,  Inc. dated November 10,
                  2006.
         31.1     Rule 13a-14(a)/15d-14(a) Certification
         31.2     Rule 13a-14(a)/15d-14(a) Certification
         32.1     Section 1350 Certification
         32.2     Section 1350 Certification

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      CUBIC ENERGY, INC.
                                                      (Registrant)


Date: November 13, 2006                                /s/ Calvin A. Wallen, III
                                                      --------------------------
                                                      Calvin A. Wallen, III, CEO


Date: November 13, 2006                                /s/ James L. Busby
                                                      --------------------------
                                                      James L. Busby, CFO