Form 10QSB
period 2006-12-31
CUBIC ENERGY INC
filed 2007-02-14
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

  [X] Quarterly Report under Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2006


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

                                 Yes [X] No [ ]

  Indicate by check mark whether registrant is a shell company. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock                          Outstanding at February 9, 2007
      ------------                          -------------------------------
     $.05 par value                                     54,872,768



    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               CUBIC ENERGY, INC.


                                TABLE OF CONTENTS


                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

            Independent Accountant's Report ...................................1

            Condensed Balance Sheets
            As of December 31, 2006 (unaudited) and June 30, 2006..............2

            Condensed Statements of Operations, (unaudited)
            For the three months ended December 31, 2006 and 2005..............4

            Condensed Statement of Operations, (unaudited)
            For the six months ended December 31, 2006 and 2005..........      5

            Condensed Statements of Cash Flows, (unaudited)
            For the six months ended December 31, 2006 and 2005..........      6

            Notes to Condensed Financial Statements......................      7

Item 2.   Management's Discussion and Analysis...........................     12

Item 3.   Controls and Procedures........................................     13


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..............................................     13

Item 2.   Unregistered Sales of Equity Securities And Use of Proceeds....     13

Item 6.   Exhibits ......................................................     14

Signatures...............................................................     16

Certifications...........................................................     18

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT


The Stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheets as of December 31, 2006, and the related condensed statements of operations, and of cash flows of Cubic Energy, Inc. for the three-month and six-month periods ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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




                                                    PHILIP VOGEL & CO., PC

                                                    /s/ Philip Vogel & Co., PC
                                                    --------------------------

                                                    Certified Public Accountants


Dallas, Texas
February 12, 2007

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                               (Unaudited)
                                              Dec. 31, 2006   June 30, 2006
                                              -------------   -------------
Current assets:
  Cash and cash equivalents                   $   3,117,155   $     259,157
  Accounts receivable                                71,644          41,680
  Prepaid drilling costs                            240,353         264,223
  Prepaid and other assets                                0         243,100
                                              -------------   -------------
  Total current assets                        $   3,429,152   $     808,160

Property and equipment (at cost):

  Oil and gas properties, full cost method:
    Proved properties (including wells and
    related equipment and facilities)         $   7,473,881   $   6,679,730
  Unproven properties                             7,065,759       6,780,530
  Office and other equipment                          8,905           7,876
                                              -------------   -------------
                                              $  14,548,545   $  13,468,136
Less accumulated depreciation, depletion
  and amortization                                1,737,068       1,648,581
                                              -------------   -------------
                                              $  12,811,477   $  11,819,555
Other Assets:
  Deferred loan costs - net                   $     257,344   $     318,999
  Other                                                   0          25,000
  Restricted cash                                   405,726         401,723
                                              -------------   -------------
                                              $     663,070   $     745,722
                                              -------------   -------------

TOTAL ASSETS                                  $  16,903,699   $  13,373,437
                                              =============   =============








            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             (Unaudited)
                                            Dec. 31, 2006    June 30, 2006
                                            -------------    -------------
Current liabilities:
  Current portion of long-term debt         $   1,000,000    $     500,000
    Accounts payable and accrued expenses         251,934          165,628
  Due to affiliates                                58,159        1,499,762
  Note payable to affiliate                     1,300,000                0
                                            -------------    -------------
Total current liabilities                   $   2,610,093    $   2,165,390
                                            -------------    -------------

Non-current liabilities:
  Deferred income taxes                     $           0    $           0
                                            -------------    -------------

Long-Term Liabilities
  Long-term debt - net of discounts         $   3,576,013    $   3,854,641
    Note payable to affiliate                           0        1,300,000
                                            -------------    -------------
                                            $   3,576,013    $   5,154,641

Commitments and contingencies

Stockholders' equity:

  Preferred stock - $.01 par value,
    authorized 10,000,000 shares,
    issued: none                            $           0    $           0
                                            -------------    -------------

  Common stock - $.05 par value,
    Authorized 100,000,000 shares,
    issued 53,480,768 shares at
    December 31, 2006 and 42,450,768
    shares at June 30, 2006                 $   2,674,040        2,122,540

  Additional paid-in capital                   22,941,283       17,452,784

  Accumulated deficit                         (14,897,730)     (13,521,918)
                                            -------------    -------------

Stockholders' equity                        $  10,717,593    $   6,053,406
                                            -------------    -------------

                                            $  16,903,699    $  13,373,437
                                            =============    =============




            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             For the Three    For the Three
                                             Months Ended     Months Ended
                                             Dec. 31, 2006    Dec. 31, 2005
                                             -------------    -------------
Revenue:
  Oil and gas sales                          $      86,263    $     163,851
                                             -------------    -------------

Total revenue                                $      86,263    $     163,851
                                             -------------    -------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                        $      88,944    $      90,235
     General and administrative expenses           353,173          665,670
  Depreciation, depletion and amortization          37,099           70,110
                                             -------------    -------------

Total costs and expenses                     $     479,216    $     826,015
                                             -------------    -------------

Operating income (loss)                      $    (392,953)   $    (662,164)
                                             -------------    -------------

Non-operating income (expense):
  Gain (loss) on sales of securities         $           0    $           0
  Other income                                       2,784                0
  Interest expense                                (323,588)         (53,274)
  Amortization of loan costs                       (30,828)          (7,799)
                                             -------------    -------------

Total non-operating income (expense)         $    (351,632)   $     (61,073)
                                             -------------    -------------

Income (loss) before taxes:                  $    (744,585)   $    (723,237)
                                             -------------    -------------

Provision for (benefit of) income taxes                  0                0
                                             -------------    -------------

Net income (loss)                            $    (744,585)   $    (723,237)
                                             =============    =============

Net gain (loss) per common share
  - basic and diluted                        $      (0.016)   $      (0.020)
                                             =============    =============

Weighted average common shares outstanding
  - basic and diluted                           46,967,725       35,635,409
                                             =============    =============




            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the Six      For the Six
                                             Months Ended     Months Ended
                                             Dec. 31, 2006    Dec. 31, 2005
                                             -------------    -------------
Revenue:
  Oil and gas sales                          $     218,369    $     310,033
                                             -------------    -------------

Total revenue                                $     218,369    $     310,033
                                             -------------    -------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                        $     188,575    $     168,728
    General and administrative expenses            612,853          774,567
  Depreciation, depletion and amortization          88,486          140,840
                                             -------------    -------------

Total costs and expenses                     $     889,914    $   1,084,135
                                             -------------    -------------

Operating income (loss)                      $    (671,545)   $    (774,102)
                                             -------------    -------------

Non-operating income (expense):
  Gain (loss) on sales of securities         $           0    $           0
  Other income                                       4,531                0
  Interest expense                                (647,144)        (106,627)
  Amortization of loan costs                       (61,655)         (15,604)
                                             -------------    -------------

Total non-operating income (expense)         $    (704,268)   $    (122,231)
                                             -------------    -------------

Income (loss) before taxes:                  $  (1,375,813)   $    (896,333)

Provision for (benefit of) income taxes                  0                0
                                             -------------    -------------

Net income (loss)                            $  (1,375,813)   $    (896,333)
                                             =============    =============

Net gain (loss) per common share
  - basic and diluted                        $       (0.03)   $      (0.025)
                                             =============    =============

Weighted average common shares outstanding
  - basic and diluted                          45,813,866      35,398,896
                                             ============    ============




            See accompanying notes to condensed financial statements.


                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the Six      For the Six
                                                     Months Ended     Months Ended
                                                     Dec. 31, 2006    Dec. 31, 2005
                                                     -------------    -------------
Cash flows from operating activities:
Net income (loss)                                    $  (1,375,813)   $    (896,333)
Adjustments to reconcile net income (loss)
  to cash provided (used) by operating activities:
  Depreciation, depletion and amortization                 371,514          193,869
  Stock grant expense                                      243,100          483,570
  Stock issued for interest                                      0           34,525
Net change in assets and liabilities:
  (Increase) decrease in accounts receivable               (29,963)         (31,253)
  (Increase) decrease in prepaid and other                       0          (55,300)
  Increase (decrease) in loan from affiliate                30,810            3,567
  Increase (decrease) in accounts payable and
    accrued liabilities                                     86,306          100,865
                                                     -------------    -------------
Net cash provided (used) by operating activities     $    (674,046)   $    (166,490)
                                                     -------------    -------------


Cash flows from investing activities:
  Acquisition of oil & gas properties                $  (1,079,381)   $     (46,291)
  Purchase of office equipment                              (1,029)          (3,003)
  Income in restricted cash                                 (4,003)
Payments from advances on development costs             (1,323,543)        (687,705)
                                                     -------------    -------------
Net cash provided (used) by investing activities     $  (2,407,956)   $    (736,999)
                                                     -------------    -------------


Cash flows from financing activities:
  Issuance of common stock, net                      $   6,040,000    $   1,770,424
  Repayment of advances                                   (100,000)               0
                                                     -------------    -------------
                                                     $   5,940,000    $   1,770,424
                                                     -------------    -------------
Net increase (decrease) in cash and
  cash equivalents                                   $   2,857,998    $     866,935
                                                     -------------    -------------

Cash at beginning of period                                259,157          257,253
                                                     -------------    -------------
Cash at end of period                                $   3,117,155    $   1,124,188
                                                     =============    =============




            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2006
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2006, Form 10-KSB and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of December 31, 2006, and for the three-month and six- month periods ended December 31, 2006, and 2005, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Stock Issuance:

On July 28, 2006, Cubic entered into and consummated transactions pursuant to subscription and registration rights agreements with certain investors that are unaffiliated with the Company. Pursuant to the subscription agreements, the investors paid aggregate consideration of $2,100,000 to the Company for 3,000,000 shares of the Company's common stock and warrants exercisable into 1,500,000 shares of common stock. The warrants are exercisable through July 31, 2011, at $.70 per share. In addition to reimbursement of certain expenses incurred in connection with this offering, the Company agreed to pay 2% of the aggregate consideration, in cash, plus 150,000 shares of common stock valued at $.70 per share, to a placement agent.

On December 15, 2006, the Company entered into Subscription and Registrations Rights Agreements (the "Subscription Agreements") with certain investors (the "Investors"). One of the Investors, William Bruggeman (and entities affiliated with him) was the beneficial owner, prior to this transaction, of approximately 23.0% of the common stock of the Company. Another Investor, Bob Clements, is a director of the Company. The remaining Investors had no material relationship with Company.

Pursuant to the Subscription Agreements, the Investors paid aggregate consideration of $3,940,000 to the Company for 7,880,000 shares of the Company's common stock and warrants exercisable into 3,940,000 shares of common stock. The warrants are exercisable through November 30, 2011, at $0.70 per share.

The shares and warrants were issued by the Company in reliance upon an exemption from registration set forth in Regulation D and/or Section 4 (2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

Stock Grants:

On December 29, 2005, the shareholders of the Company approved the 2005 Stock Option Plan (the "Plan") and 3,750,000 shares of common stock were reserved, of which 1,169,000 shares have been issued through December 31, 2006.

On January 5, 2006, the Company issued 572,000 un-registered shares to the officers and directors of the Company pursuant to the Plan. As of such date, the aggregate market value of the common stock granted was $486,200 based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amount was amortized to compensation expense on a quarterly basis during calendar year 2006. Accordingly, $121,550 has been recorded as compensation expense and is included in general and administrative expense for the quarter ended December 31, 2006.

On January 10 and January 18, 2007, the Company issued 489,500 and 52,500 un-registered shares, respectively, to the officers, directors, and key employees of the Company pursuant to the Plan. As of such dates, the aggregate market value of the common stock granted was $391,600 and $42,000 based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amounts will be amortized to compensation expense on a quarterly basis during calendar year 2007, beginning with the quarter ending March 31, 2007.

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

The Company allocated the proceeds from the issuance of the senior debt to the warrants and the senior debt based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,203,752 was recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded. The discount is being amortized over the original three-year term of the senior debt as additional interest expense. Amortization for the quarter ended December 31, 2006 was $110,686.

Cubic incurred loan costs of $483,643 on the issuance of the senior debt and warrants. The amount allocable to the senior debt of $367,586 has been capitalized and is being amortized over the term of the senior debt. Amortization of loan costs for the new senior debt was $30,828 for the quarter ended December 31, 2006.

The terms of the Credit Agreement among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, sales of assets and investments and require the maintenance of a Fixed Charge Coverage Ratio, as measured at the end of any four consecutive fiscal quarters, and being first measured on June 30, 2007, to be not less than 1.30 to 1.00. The agreement also requires the Company to maintain a Minimum Tangible Net Worth of $3,000,000 and requires the Company to maintain a debt service account of $400,000 until the ratio of EBITDA (as defined) to interest expense equals 2.00 to 1.00 for three consecutive months. Such debt service account is classified as restricted cash under other assets in the accompanying balance sheet as of June 30, 2006 and December 31, 2006.

Quarterly principal payments of $250,000 are due beginning March 31, 2007, and continue through December 31, 2008, with the remainder of the outstanding loan balance due February 6, 2009. The Company has the option, under certain conditions, to defer the first two quarterly payments through the issuance of warrants to purchase 300,000 shares of the Company's common stock.

As has been previously disclosed, on September 19, 2006, the Lender issued a letter claiming defaults under various sections of the Credit Agreement. The alleged defaults relate primarily to unresolved imperfections in title concerning the S.E. Johnson 20 #1 and S.E. Johnson 29 #1 wells, and the sections in which the wells were drilled.

In the case of the aforementioned two S.E. Johnson wells, after lengthy investigation, management came to believe that the Company had good title to the wells down to a depth of 6,464 feet; however, it appeared the Company might not have all rights below this depth. Although the division order title opinion for these wells had not yet been received, the Company came to believe that a third party had some deep ownership rights with respect to a portion of certain leases in Sections 20, 29 and 30 of Township 14N Range 15W. The Company then negotiated a farmout agreement with that third party, protecting the rights of the Company in those two S.E. Johnson wells. Additionally, Tauren Exploration, Inc. ("Tauren"), the party that originally sold the rights in the subject properties to the Company, executed a Letter Agreement as of September 20, 2006, such that in the event that there is an acreage variance in the above-referenced sections, Tauren will assign to the Company that number of acres in Sections 4, 5, 6, 7 and/or 8 of Township 14N Range 15W to offset any such variance.

The Lender sent a letter dated December 4, 2006 stating that the curative measures taken to cure this title default are insufficient and that the Company remains in default. This letter demands that the Company pay default interest [17.5%, a 5% increase over the current interest rate] while such default remains.

Management does not believe that it was ever in default of any of the requirements of the Credit Agreement specified by the Petro Capital letter dated September 19, 2006. Moreover, even if a default has occurred, management believes the curative actions resolved any default within the applicable cure period. The Company timely responded to the September 19, 2006 default notice to that effect.

In addition, the December 4, 2006 letter stated that the Company is in default for failing to retain a third-party engineer to provide a June 30, 2006 reserve report for the Company's Texas properties. These properties represent an extremely small value of the Company's total proved reserves as of June 30, 2006.

On January 15, 2007, the Company delivered to the Lender a June 30, 2006 reserve report for the Company's Texas properties which management believes fully complies with the requirements of the Credit Agreement.

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

On February 2, 2007, the Tauren Note was retired pursuant to a provision in the note that required payment from the proceeds of an equity offering. The equity offering that occurred in December, 2006, (see Stock Issuance elsewhere herein) was sufficient to facilitate such repayment.

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

Item 2.   Management's Discussion and Analysis

Results of Operations:

Three Months Ended December 31, 2006 Compared To Three Months Ended December 31, 2005:

Oil and gas sales decreased 47% to $86,263 for the quarter ended December 31, 2006 from $163,851 for the quarter ended December 31, 2005 primarily due to lower gas prices and volumes.

Oil and gas production, operating and development costs decreased to $88,944 (103% of oil and gas sales) for 2006 from $90,235 (55% of oil and gas sales) for 2005 mainly due to a decrease in swabbing and wireline services, partially offset by increases in saltwater disposal costs and ad valorem taxes.

General and administrative expenses decreased 47% to $353,173 for 2006 from $665,670 in 2005 primarily as a result of a $362,020 decrease in stock grant compensation allocation for the quarter.

Depreciation, depletion, and amortization decreased 47% to $37,099 for 2006 from $70,110 for 2005. The decrease was primarily due to a reduction in the DD&A rate per MCFE which resulted from an increase in oil and gas reserves and a decrease in total production.

Interest expense increased to $323,588 in 2006 from $53,274 in 2005 due to the increase in the amount of outstanding debt as a result of the borrowing of $5,500,000 pursuant to the debt issue on February 6, 2006.

Six Months  Ended  December 31, 2006  Compared to Six Months Ended  December 31,
2005:

Oil and gas sales decreased 30% to $218,369 for the six months ended December 31, 2006 from $310,033 for the six months ended December 31, 2005 primarily due to lower gas prices and volumes.

Oil and gas production, operating and development costs increased to $188,575 (86% of oil and gas sales) for 2006 from $168,728 (54% of oil and gas sales) for 2005 mainly due to an increase in workover costs and salt water hauling and disposal costs.

General and administrative expenses decreased 21% to $612,853 for 2006 from $774,567 in 2005 primarily due to a $240,470 decrease in stock grant compensation allocation for the period, partially offset by an increase in salaries and compensation as a result of an increase in the number of employees.

Depreciation, depletion, and amortization decreased 37% to $88,486 for 2006 from $140,840 for 2005. The decrease was primarily due to a reduction in the DD&A rate per MCFE which resulted from an increase in oil and gas reserves and a decrease in total production.

Interest expense increased to $647,144 in 2006 from $106,627 in 2005 due to the increase in the amount of outstanding debt as a result of the borrowing of $5,500,000 pursuant to the debt issue on February 6, 2006.

Liquidity and Capital Resources:

During the six months ended December 31, 2006, the Company used cash flow in operating activities of $(674,046). Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

The Company's working capital (deficit) increased to $819,059 at December 31, 2006 from $(1,357,230) at June 30, 2006, primarily due to an increase in cash and cash equivalents resulting from the issuance of common stock. On July 28 and December 15, 2006, we raised $2,100,000 and $3,940,000, respectively, through the private placement of common stock.

The Company plans to fund its development and exploratory activities through cash provided from operations and the issuance of additional debt or equity securities.

The Company cannot be certain that the funds which will be available from operating cash flow and the issuance, if any, of debt or equity securities will be adequate to fully fund the projected capital expenditures for fiscal 2007. Additionally, because future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company's success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's development and exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's development and exploratory activities.

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

The Company is also subject to a senior secured credit agreement that requires quarterly principal payments of $250,000 beginning March 31, 2007. The Company has the option, under certain conditions, to defer the first two quarterly payments. If the Company is unable to refinance this senior debt, the Company may be required to make the quarterly principal payments out of existing cash and cash provided by operations and curtail its planned development and exploratory activities.

As has been previously disclosed, on September 19, 2006, the Lender issued a letter claiming defaults under various sections of the Credit Agreement. The alleged defaults relate primarily to unresolved imperfections in title concerning the S.E. Johnson 20 #1 and S.E. Johnson 29 #1 wells, and the sections in which the wells were drilled.

In the case of the aforementioned two S.E. Johnson wells, after lengthy investigation, management came to believe that the Company had good title to the wells down to a depth of 6,464 feet; however, it appeared the Company might not have all rights below this depth. Although the division order title opinion for these wells had not yet been received, the Company came to believe that a third party had some deep ownership rights with respect to a portion of certain leases in Sections 20, 29 and 30 of Township 14N Range 15W.

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

The Lender sent a letter dated December 4, 2006 stating that the curative measures taken to cure this title default are insufficient and that the Company remains in default. This letter demands that the Company pay default interest [17.5%, a 5% increase over the current interest rate] while such default remains.

Management does not believe that it was ever in default of any of the requirements of the Credit Agreement specified by the Petro Capital letter dated September 19, 2006. Moreover, even if a default has occurred, management believes the curative actions resolved any default within the applicable cure period. The Company timely responded to the September 19, 2006 default notice to that effect.

In addition, the December 4, 2006 letter stated that the Company is in default for failing to retain a third-party engineer to provide a June 30, 2006 reserve report for the Company's Texas properties. These properties represent an extremely small value of the Company's total proved reserves as of June 30, 2006.

On January 15, 2007, the Company delivered to the Lender a June 30, 2006 reserve report for the Company's Texas properties which management believes fully complies with the requirements of the Credit Agreement.

Item 3.   Controls and Procedures

Our principal executive and financial officer have concluded that our disclosure controls and procedures under Rule 13a-15 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principle executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Subsequent to our evaluation, there were no changes in internal controls or other factors that could significantly affect these internal controls.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The information required is set forth in the Company's Form 8-K filed December 19, 2006.

Item 6.   Exhibits

31.1  Rule 13a-14(a)/15d-14(a) Certification

31.2  Rule 13a-14(a)/15d-14(a) Certification

32.1  Section 1350 Certification

32.2  Section 1350 Certification

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CUBIC ENERGY, INC.
                                                 (Registrant)


Date:  February 14, 2007                         /s/ Calvin A. Wallen, III
                                                 -------------------------------
                                                 Calvin A. Wallen, III, CEO


Date:  February 14, 2007                         /s/ James L. Busby
                                                 -------------------------------
                                                 James L. Busby, CFO