Form 10QSB
period 2007-03-31
CUBIC ENERGY INC
filed 2007-05-14
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2007


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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company.

                                 Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Common Stock                 Outstanding at May 1, 2007
            $.05 par value                         55,082,768



Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               CUBIC ENERGY, INC.


                                TABLE OF CONTENTS


                         PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

             Independent Accountant's Report ..................................1

             Condensed Balance Sheets
             As of March 31, 2007 (unaudited) and June 30, 2006................2

             Condensed Statements of Operations, (unaudited)
             For the three months ended March 31, 2007 and March 31, 2006......4

             Condensed Statements of Operations, (unaudited)
             For the nine months ended March 31, 2007 and March 31, 2006.......5

             Condensed Statements of Cash Flows, (unaudited)
             For the nine months ended March 31, 2007 and March 31, 2006.......6

             Notes to Condensed Financial Statements.......................... 7

Item 2.     Management's Discussion and Analysis..............................12

Item 3.     Control and Procedures............................................14


                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.................................................14

Item 6.     Exhibits .........................................................14

Signatures....................................................................15

Certifications

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT


The Stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheets as of March 31, 2007, and the related condensed statements of operations, and of cash flows of Cubic Energy, Inc. for the three-month and nine-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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




                                                    PHILIP VOGEL & CO., PC

                                                    /s/ Philip Vogel & Co., PC
                                                    --------------------------

                                                    Certified Public Accountants


Dallas, Texas
May 11, 2007

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                 (Unaudited)
                                               March 31, 2007  June 30, 2006
                                               --------------  -------------
Current assets:
  Cash and cash equivalents                      $ 1,186,211   $   259,157
  Accounts receivable                                 48,370        41,680
  Prepaid drilling costs                             472,697       264,223
  Prepaid and other assets                           325,200       243,100
                                                 -----------   -----------
Total current assets                             $ 2,032,478   $   808,160
                                                 -----------   -----------

Property and equipment (at cost):
 Oil and gas properties, full cost method:
    Proved properties (including wells and
    related equipment and facilities)            $ 7,392,355   $ 6,679,730
    Unproven properties                            7,191,377     6,780,530
  Office and other equipment                           8,905         7,876
                                                 -----------   -----------
                                                 $14,592,637   $13,468,136
Less accumulated depreciation, depletion
  and amortization                                 1,764,716     1,648,581
                                                 -----------   -----------
                                                 $12,827,921   $11,819,555
Other Assets:
    Deferred loan costs - net                    $   162,619   $   318,999
    Restricted Cash                                        0       401,723
    Other                                                  0        25,000
                                                 -----------   -----------
                                                 $   162,619   $   745,722
                                                 -----------   -----------

TOTAL ASSETS                                     $15,023,018   $13,373,437
                                                 ===========   ===========










            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                (Unaudited)
                                              March 31, 2007  June 30, 2006
                                              -------------   -------------

Current liabilities:
  Current portion of long-term debt           $          0    $    500,000
  Accounts payable and accrued expenses             85,747         165,628
  Due to affiliates                                480,809       1,499,762
                                              ------------    ------------
Total current liabilities                     $    566,556    $  2,165,390
                                              ------------    ------------

Non-current liabilities:
  Deferred income taxes                       $          0    $          0
                                              ------------    ------------

Long-Term Liabilities:
  Long-term debt-net of discounts             $  3,498,436    $  3,854,641
  Note payable to affiliate                   $          0    $  1,300,000
                                              ------------    ------------
Total long-term liabilities                   $  3,498,436    $  5,154,641
                                              ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value,
    authorized 10,000,000 shares,
    issued: none                              $          0    $          0
                                              ------------    ------------
  Common stock - $.05 par value,
    Authorized 100,000,000 shares,
    issued 54,872,768 shares at
    March 31, 2007 and 42,450,768
    shares at June 30, 2006                   $  2,743,640    $  2,122,540
  Additional paid-in capital                    24,981,334      17,452,784
     Accumulated deficit                       (16,766,948)    (13,521,918)
                                              ------------    ------------
Total stockholders' equity                    $ 10,958,026    $  6,053,406
                                              ------------    ------------

                                              $ 15,023,018    $ 13,373,437
                                              ============    ============












            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the Three    For the Three
                                              Months Ended     Months Ended
                                             March 31, 2007   March 31, 2006
                                             --------------   --------------
Revenue:
  Oil and gas sales                          $     77,601    $     82,450
                                             ------------    ------------
Total revenue                                $     77,601    $     82,450
                                             ------------    ------------

Costs and expenses:
  Oil and gas production, operating and
  development costs                          $    176,427    $     73,143
     General and administrative expenses          315,794         313,527
  Depreciation, depletion and amortization         27,649          45,454
                                             ------------    ------------
Total costs and expenses                     $    519,870    $    432,124
                                             ------------    ------------

Operating income (loss):                     $   (442,269)   $   (349,674)
                                             ------------    ------------

Non-operating income (expense):
  Interest expense                           $   (339,710)   $   (210,254)
  Amortization of loan costs                      (25,416)        (21,103)
  Other income                                     21,064             836
                                             ------------    ------------
Total non-operating income (expense)         $   (344,062)   $   (230,521)
                                             ------------    ------------

Gain (loss) on debt extinguishment:          $ (1,082,887)   $   (660,330)
                                             ------------    ------------

Income (loss) before taxes:                  $ (1,869,218)   $ (1,240,525)
                                             ------------    ------------

Provision for (benefit of) income taxes:     $          0    $          0
                                             ------------    ------------

Net income (loss)                            $ (1,869,218)   $ (1,240,525)
                                             ============    ============

Net gain (loss) per common share
  - basic and diluted:                       $     (0.034)   $     (0.030)
                                             ============    ============

Weighted average common shares outstanding
  - basic and diluted:                         54,474,168      40,932,522
                                             ============    ============









            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the Nine     For the Nine
                                              Months Ended     Months Ended
                                             March 31, 2007   March 31, 2006
                                             --------------   --------------

Revenue:
  Oil and gas sales                          $    295,970    $    392,483
                                             ------------    ------------
Total revenue                                $    295,970    $    392,483
                                             ------------    ------------

Costs and expenses:
  Oil and gas production, operating and
    development costs                        $    365,002    $    241,871
     General and administrative expenses          928,647       1,088,094
  Depreciation, depletion and amortization        116,135         186,294
                                             ------------    ------------
Total costs and expenses                     $  1,409,784    $  1,516,259
                                             ------------    ------------

Operating income (loss)                      $ (1,113,814)   $ (1,123,776)
                                             ------------    ------------

Non-operating income (expense):
  Interest expense                           $   (986,854)   $   (316,881)
  Amortization of loan costs                      (87,071)        (36,707)
  Other income                                     25,595             835
                                             ------------    ------------
Total non-operating income (expense)         $ (1,048,330)   $   (352,753)
                                             ------------    ------------

Gain (loss) on debt extinguishment:          $ (1,082,887)   $   (660,330)
                                             ------------    ------------

Income (loss) before taxes:                  $ (3,245,031)   $ (2,136,859)

Provision for (benefit of) income taxes:                0               0
                                             ------------    ------------

Net income (loss)                            $ (3,245,031)   $ (2,136,859)
                                             ============    ============

Net gain (loss) per common share
  - basic and diluted:                       $     (0.067)   $     (0.057)
                                             ============    ============

Weighted average common shares outstanding
  - basic and diluted:                         48,658,491      37,216,510
                                             ============    ============








            See accompanying notes to condensed financial statements.

                               CUBIC ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   For the Nine    For the Nine
                                                   Months Ended    Months Ended
                                                  March 31, 2007  March 31, 2006
                                                  --------------  --------------
Cash flows from operating activities:
Net income (loss)                                    $(3,245,031)   $(2,136,859)
Adjustments to reconcile net income (loss)
  to cash provided (used) by operating activities:
  Depreciation, depletion and amortization               156,764        332,601
  Stock grant expense                                    351,500        605,120
  Stock issued for interest                                    0         36,042
  Write-off of deferred loan costs                       318,999         99,204
  Write-off of note payable discount                   1,145,359        237,931
Net change in assets and liabilities:
  (Increase) decrease in accounts receivable              (6,689)         7,808
  Increase (decrease) in loan from affiliate              45,153         82,776
  Increase (decrease) in accounts payable and
    accrued liabilities                                  (79,881)       122,926
                                                     -----------    -----------
Net cash provided (used) by operating activities     $(1,313,826)   $  (612,451)
                                                     -----------    -----------


Cash flows from investing activities:
  Acquisition of oil & gas properties                $(1,336,621)   $(5,666,027)
  Purchase of office equipment                            (1,029)        (3,003)
  Decrease (increase) in restricted cash                 401,723       (400,822)
Payments from advances on development costs           (1,147,580)       (23,829)
                                                     -----------    -----------
Net cash provided (used) by investing activities     $(2,083,507)   $(6,093,681)
                                                     -----------    -----------


Cash flows from financing activities:
  Issuance of common stock, net                      $ 6,465,000      1,770,424
  Repayment of debt                                   (5,500,000)    (1,480,000)
  Issuance of convertible debt and warrants            5,000,000      5,500,000
  Issuance (repayment)of note payable to affiliate    (1,300,000)     1,300,000
  Loan costs incurred and other                         (340,613)      (300,310)
                                                     -----------    -----------
Net cash provided (used) by financing activities     $ 4,324,387    $ 6,790,114
                                                     -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                                   $   927,054    $    83,982
                                                     -----------    -----------

Cash at beginning of period                              259,157        257,253
                                                     -----------    -----------
Cash at end of period                                $ 1,186,211    $   341,235
                                                     ===========    ===========




            See accompanying notes to condensed financial statements

                               CUBIC ENERGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2006, Form 10-KSB and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of March 31, 2007, and for the three-month and nine-month periods ended March 31, 2007, and 2006, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

On December 15, 2006, the Company entered into Subscription and Registrations Rights Agreements (the "Subscription Agreements") with certain investors (the

"Investors"). One of the Investors, William Bruggeman (and entities affiliated with him), was the beneficial owner, prior to this transaction, of approximately 23.0% of the common stock of the Company. Another Investor, Bob Clements, is a director of the Company. The remaining Investors had no material relationship with Company.

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

During the three-month period ended March 31, 2007, the Company received $425,000 relating to the exercise of warrants representing 850,000 shares of common stock.

Stock Grants:

On December 29, 2005, the shareholders of the Company approved the 2005 Stock Option Plan (the "Plan") and 3,750,000 shares of common stock were reserved, of which 1,711,000 shares have been issued through March 31, 2007.

On January 5, 2006, the Company issued 572,000 un-registered shares to the officers and directors of the Company pursuant to the Plan. As of such date, the aggregate market value of the common stock granted was $486,200 based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amount was amortized to compensation expense on a quarterly basis during calendar year 2006. Accordingly, $121,550 was recorded as compensation expense and is included in general and administrative expense for the quarters ended September 30 and December 31, 2006.

On January 10 and January 18, 2007, the Company issued 489,500 and 52,500 un-registered shares, respectively, to the officers, directors, and key employees of the Company pursuant to the Plan. As of such dates, the aggregate market value of the common stock granted was $391,600 and $42,000 based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amounts will be amortized to compensation expense on a quarterly basis during calendar year 2007. Accordingly, $108,400 has been recorded as compensation expense and is included in general and administrative expense for the quarter ended March 31, 2007.

Long-Term Debt:

February 2006 debt issue

On February 6, 2006, Cubic entered into a Credit Agreement with Petro Capital V, L.P. (the "Lender") pursuant to which the Lender advanced to the Company $5,500,000. The indebtedness paid interest at a rate of 12.5% per annum, was scheduled to mature on February 6, 2009, and was secured by substantially all of the assets of the Company. Approximately $1.8 million of the funded amount was used to retire the 7% Senior Secured Convertible Debentures that were due September 30, 2009. In connection with the funding under the Credit Agreement, the Company issued to the Lender and Petro Capital Securities, LLC, warrants, with five-year expirations, for the purchase of up to 1,833,334 and 250,000 shares, respectively, of Company common stock at an exercise price of $1.00 per share.

The Company allocated the proceeds from the issuance of the senior debt to the warrants and the senior debt based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,203,752 was recorded as an increase in additional paid in capital. The assignment of a value to the warrants resulted in a loan discount being recorded. The discount was being amortized over the original three-year term of the senior debt as additional interest expense.

Cubic incurred loan costs of $483,643 on the issuance of the senior debt and warrants. The amount allocable to the senior debt of $367,586 was capitalized and was being amortized over the term of the senior debt.

The senior debt was retired on March 5, 2007, with proceeds from a new senior debt issue, as set forth below. In connection with this retirement, the Company recorded a loss on extinguishment of debt in the amount of $(1,082,887). Such amount includes the write-off of deferred loan costs ($235,898), and the write-off of the remaining loan discount ($846,989).

March 2007 debt issue

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital, Inc. ("Wells Fargo") providing for a revolving credit facility of $20 million and a convertible term loan of $5 million (the "Credit Facility"). The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matures on March 1, 2010, and is secured by substantially all of the assets of the Company. Approximately $5 million of the funded amount was used, together with cash on hand, to retire the Company's previously outstanding senior debt that was due February 6, 2009, described above.

The revolving credit facility is subject to a borrowing base, initially set at $4 million, and is subject to review on a semi-annual basis beginning September 1, 2007. The convertible term loan of $5 million is convertible into 5 million shares of Cubic common stock at a conversion price of $1 per share.

In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an exercise price of $1.00 per share.

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest (see below) based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties. The assignment of a value to the warrants and net profit interest resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense. Amortization for the quarter ended March 31, 2007 was $36,658. Amortization for the years ending June 30, 2007, 2008 and 2009 is expected to be $164,961, $516,030, and $514,620, respectively.

Cubic incurred loan costs of $240,613 on the issuance of the debt and warrants. The amount allocable to the debt of $166,590 has been capitalized and is being amortized over the term of the debt. Amortization of loan costs for the new debt was $3,970 for the quarter ended March 31, 2007. Amortization for the years ending June 30, 2007, 2008 and 2009 is expected to be $17,865, $55,886, and
$55,733, respectively.

The terms of the Credit Facility, among other things, prohibit the Company from merging with another company or paying dividends, limit additional indebtedness, sales of assets and investments.

Upon the repayment in full of the Credit Facility, and with respect to certain properties, upon the occurrence of the conditions set forth in Section 2.14 of the Credit Agreement, the Company agreed to convey a net profits interest to Wells Fargo equal up to 5% of Cubic's net interest in certain of its Louisiana properties.

Related Party Transaction

On February 6, 2006, the Company entered into a Purchase Agreement with Tauren Exploration, Inc. ("Tauren"), an entity wholly owned by Calvin Wallen III, the Company's Chairman of the Board and Chief Executive Officer, with respect to the purchase by the Company of certain Cotton Valley leasehold interests held by Tauren. In connection with this purchase, the Company issued to Tauren an unsecured 12.5% promissory note in the amount of $1,300,000, which note was convertible into Company common stock at a conversion price of $0.80 per share (the "Tauren Note").

On November 10, 2006, the maturity of the Tauren Note was extended to October 5, 2007. In connection with the extension of the Tauren Note, the Company issued to Tauren warrants, with three-year expirations, for the purchase of up to 50,000 shares of Company common stock at an exercise price of $0.70 per share.

On February 2, 2007, the Tauren Note was retired pursuant to a provision in the note that required payment from the proceeds of an equity offering. The equity offering that occurred in December 2006 (see Stock Issuance elsewhere herein) was sufficient to facilitate such repayment.

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

The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition, (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

Item 2.  Management's Discussion and Analysis

Results of Operations:

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006:

Oil and gas sales decreased 6% to $77,601 for the quarter ended March 31, 2007 from $82,450 for the quarter ended March 31, 2006 primarily due to lower oil volumes.

Oil and gas production, operating and development costs increased to $176,427 (227% of oil and gas sales) for 2007 from $73,143 (89% of oil and gas sales) for 2006 mainly due to a increase in workover expenses.

General and administrative expenses increased 1% to $315,794 for 2007 from $313,527 in 2006 primarily as a result of an increase in salaries.

Depreciation, depletion, and amortization (DD&A) decreased 39% to $27,649 for 2007 from $45,454 for 2006. The decrease was primarily due to a reduction in the DD&A rate per MCFE which resulted from an increase in oil and gas reserves and a decrease in total production.

Interest expense increased to $339,710 in 2007 from $210,254 in 2006 due to the increase in the amount of outstanding debt as a result of the borrowing of $5,500,000 pursuant to the debt issue on February 6, 2006.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006:

Oil and gas sales decreased 25% to $295,970 for the nine months ended March 31, 2007 from $392,483 for the nine months ended March 31, 2006 primarily due to lower gas prices and volumes.

Oil and gas production, operating and development costs increased to $365,002 (123% of oil and gas sales) for 2007 from $241,871 (62% of oil and gas sales) for 2006 mainly due to an increase in workover costs and saltwater hauling and disposal costs.

General and administrative expenses decreased 15% to $928,647 for 2007 from $1,088,279 in 2006 primarily due to a $253,620 decrease in stock grant compensation allocation for the period, partially offset by an increase in salaries and compensation as a result of an increase in the number of employees.

Depreciation, depletion, and amortization decreased 38% to $116,135 for 2007 from $186,294 for 2006. The decrease was primarily due to a reduction in the DD&A rate per MCFE which resulted from an increase in oil and gas reserves and a decrease in total production.

Interest expense increased to $986,854 in 2007 from $316,881 in 2006 due to the increase in the amount of outstanding debt as a result of the borrowing of $5,500,000 pursuant to the debt issue on February 6, 2006.

Liquidity and Capital Resources:

During the nine months ended March 31, 2007, the Company used cash flow in operating activities of $(1,313,826). Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

The Company's working capital increased to $1,465,922 at March 31, 2007 from a deficit of $(1,357,230) at June 30, 2006, primarily due to an increase in cash and cash equivalents, and a reduction in amounts due to affiliates, resulting from the issuance of common stock. On July 28 and December 15, 2006, we raised $2,100,000 and $3,940,000, respectively, through the private placement of common stock.

The Company plans to fund its development and exploratory activities through cash provided from operations and the utilization of the Credit Facility (see Long-Term Debt elsewhere herein).

The Company cannot be certain that adequate funds will be available from operating cash flow and the Credit Facility to fully fund the projected capital expenditures for fiscal 2007. Additionally, because future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company's success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's development and exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's development and exploratory activities.

Although the Company believes it will be able to obtain funds pursuant to the above-mentioned alternatives, management cannot be assured that such capital resources will be available to the Company. If we are unable to obtain such capital resources on a timely basis, the Company may curtail its planned development and exploratory activities.

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


                                               CUBIC ENERGY, INC.
                                               (Registrant)


Date:  May 14, 2007                  By:  /s/ Calvin A. Wallen, III
                                          --------------------------------------
                                          Calvin A. Wallen, III, CEO
                                          (Principal Executive Officer)


Date:  May 14, 2007                  By:  /s/ James L. Busby
                                          --------------------------------------
                                          James L. Busby, CFO
                                          (Principal Financial and
                                           Accounting Officer)