Form 10KSB
period 2007-06-30
CUBIC ENERGY INC
filed 2007-09-28
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                          UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2007
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

     The issuer's revenues for the fiscal year ended June 30, 2007 were $583,416.

     As of August 31, 2007, the registrant had outstanding 56,130,896 shares of common stock, $.05 par value, which is registrant's only class of common stock. The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last sale price of the common stock as quoted on the Over-the-Counter Bulletin Board, was approximately $25,167,390 as of August 31, 2007. Shares of common stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               CUBIC ENERGY, INC.


                             TABLE OF CONTENTS                              Page

PART I
Item 1.       Description of Business and Properties...........................4
Item 2.       Description of Properties.......................................25
Item 3.       Legal Proceedings...............................................25
Item 4.       Submission of Matters to a Vote of Security Holders.............25

PART II
Item 5.       Market for Common Equity and Related Stockholder Matters,
               and Small Business Issuer Purchases of Equity Securities.......26
Item 6.       Management's Discussion and Analysis or Plan of Operations......27
Item 7.       Financial Statements............................................30
Item 8.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.......................................30
Item 8A.      Controls and Procedures.........................................30
Item 8B.      Other Information...............................................31

PART III
Item 9.       Directors, Executive Officers, Promoters, Control Persons
               and Corporate Governance; Compliance with Section 16(a) of the
               Exchange Act...................................................31
Item 10.      Executive Compensation..........................................33
Item 11.      Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters................................39
Item 12.      Certain Relationships and Related Transactions,
               and Director Independence......................................41
Item 13.      Exhibits........................................................41
Item 14.      Principal Accountant Fees and Services..........................44

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

                                     PART I

Item 1. Description of Business and Properties.

GENERAL

     Cubic Energy, Inc. (referred to as "Cubic", "we", "our, "us" or the "Company") is an independent energy company engaged in the development and production of, and exploration for, crude oil and natural gas. Our oil and gas assets are concentrated principally in Texas and Louisiana. At June 30, 2007, our total proved reserves were 4,319,031 MCFE.

     Our predecessor was incorporated in October 1978. Cubic was incorporated in 1999 in the State of Texas. Our principal executive office is located at 9870 Plano Road, Dallas, Texas 75238, and our telephone number is (972) 686-0369.

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

     On or about October 1, 2004, we closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 (the "Debentures"), to a group of institutional and high net worth investors. The Debentures were secured by the collateral set forth in the Deed of Trust, Security Agreement, Assignment of Production and Fixture Filing attached to our Form 8-K filed October 12, 2004. The Debentures paid an annual interest rate of 7% on a quarterly basis and were convertible into shares of our common stock at a price of $0.50 per share. We had the option to pay the interest on the Debentures in common stock. The investors also received warrants to purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00 per share. Pursuant to the anti-dilution adjustment provisions applicable to such warrants, the exercise price applicable to the 1,000,000 of such warrants that have not been exercised is currently $0.50 per share. The proceeds of the Debentures were used primarily for the acquisition of interests in oil and gas properties. The Debentures were retired on February 6, 2006, as set forth below.

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

     On December 16, 2005, the Company entered into a Securities Purchase Agreement and issued 2,500,000 common shares at a price of $0.80 per share and issued warrants, with five year expirations, for the purchase of up to 1,000,000 shares of Company common stock at an exercise price of $1.00 per share. The proceeds of the offering were used for exploratory drilling and working capital.

     On February 6, 2006, Cubic entered into a Credit Agreement with Petro Capital V, L.P. ("Petro Capital") pursuant to which Petro Capital advanced to the Company $5,500,000. The indebtedness bore interest at a rate of 12.5% per annum, was to mature on February 6, 2009 and was secured by substantially all of the assets of the Company. Approximately $1,800,000 of the funded amount was used to retire the Debentures described above. In connection with the funding under the Credit Agreement, the Company issued to Petro Capital and Petro Capital Securities, LLC, warrants, with five-year expirations, for the purchase of up to 1,833,334 and 250,000 shares, respectively, of Company common stock at an exercise price of $1.00 per share. Pursuant to the anti-dilution adjustment provisions applicable to such warrants, the exercise price applicable to all such warrants is currently $0.9842 per share. The senior debt held by Petro Capital was retired on March 5, 2007, with proceeds from a new senior debt issue, as set forth below.

     Concurrently, on February 6, 2006, the Company entered into a Purchase Agreement with Tauren Exploration, Inc. ("Tauren"), an entity wholly owned by Calvin Wallen III, the Company's Chairman of the Board and Chief Executive Officer, with respect to the purchase by the Company of certain Cotton Valley leasehold interests (approximately 11,000 gross acres; 5,000 net acres) held by Tauren. Pursuant to the Purchase Agreement, the Company acquired from Tauren a 35% working interest in approximately 2,400 acres and a 49% working interest in approximately 8,500 acres located in DeSoto and Caddo Parishes, Louisiana, along with an associated Area of Mutual Interest ("AMI") and the right to acquire at "cost" (as defined in the Purchase Agreement) a working interest in all additional mineral leases obtained by Tauren in the AMI, in exchange for (a) $3,500,000 in cash, (b) 2,500,000 unregistered shares of Company common stock,
(c) a short-term promissory note in the amount of $1,300,000, which note was convertible into Company common stock at a conversion price of $0.80 per share, and (d) a drilling credit of $2,100,000.

     On July 28, 2006, Cubic entered into and consummated transactions pursuant to Subscription and Registration Rights Agreements (the "Subscription Agreements") with certain investors that are unaffiliated with the Company (the "Investors"). Pursuant to the Subscription Agreements, the Investors paid aggregate consideration of $2,100,000 to the Company for 3,000,000 shares of the Company's common stock and warrants, exercisable through July 31, 2011, into 1,500,000 shares of common stock at $0.70 per share. Pursuant to the anti-dilution adjustment provisions applicable to such warrants, the exercise price applicable to all such warrants is currently $0.6885 per share. In addition to reimbursement of certain expenses incurred in connection with this offering, the Company agreed to pay 2% of the aggregate consideration, in cash, plus 150,000 shares of common stock valued at $0.70 per share, to a placement agent.

     On  December  15,  2006,  the  Company   entered  into   Subscription   and
Registrations  Rights  Agreements (the  "Subscription  Agreements") with certain investors  (the  "Investors").  One of the  Investors,  William  Bruggeman  (and
entities  affiliated  with  him),  was  the  beneficial  owner,  prior  to  this transaction,  of approximately 23.0% of the common stock of the Company. Another
Investor,  Bob Clements,  is a director of the Company.  The remaining Investors had no material  relationship  with the  Company.  Pursuant to the  Subscription
Agreements,  the Investors  paid  aggregate  consideration  of $3,940,000 to the
Company  for  7,880,000  shares  of the  Company's  common  stock  and  warrants exercisable  into 3,940,000 shares of common stock. The warrants are exercisable through November 30, 2011, at $0.70 per share.

     On March 5, 2007,  Cubic entered into a Credit  Agreement  with Wells Fargo
Energy Capital,  Inc. ("Wells Fargo")  providing for a revolving credit facility
of  $20,000,000  and  a  convertible   term  loan  of  $5,000,000  (the  "Credit
Facility").  The indebtedness  bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum,  matures on March 1,  2010,  and is  secured  by  substantially  all of the assets of the
Company.  The $5,000,000  convertible term loan was used,  together with cash on hand, to retire the Company's  previously  outstanding senior debt that was held by Petro Capital,  as described  above. The revolving credit facility is subject to a borrowing  base,  initially set at  $4,000,000,  and is subject to periodic review.  The convertible  term loan of $5,000,000 is convertible  into 5,000,000 shares  of Cubic  common  stock at a  conversion  price of $1.00 per  share.  In connection with entering into the Credit  Facility,  the Company issued to Wells
Fargo warrants, with five-year expirations,  for the purchase of up to 2,500,000 shares of Company common stock at an exercise price of $1.00 per share.

     The terms of the Credit Facility, among other things, prohibit the Company from merging with another company or paying dividends, and limit additional indebtedness, sales of certain assets and investments. Upon the repayment in full of the Credit Facility, and with respect to certain properties, upon the occurrence of the conditions set forth in Section 2.14 of the Credit Agreement, the Company agreed to convey a net profits interest to Wells Fargo equal up to 5% of Cubic's net interest in certain of its Louisiana properties.

     The shares of common stock and warrants described in the aforementioned transactions were issued by the Company in reliance upon an exemption from registration set forth in Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering

PRINCIPAL OIL AND GAS PROPERTIES

     The following table summarizes certain information with respect to our principal areas of operation at June 30, 2007:



                        Proved Reserves
             --------------------------------------       Percent         Present Value
                   Oil                  Gas              of Proved         (Discounted
 Area             (Bbl)                (Mcf)             Reserves             @ 10%)
---------    -----------------    -----------------    --------------    -----------------
Louisiana        12,673              4,159,605             98.1%           $ 6,676,760
Texas               157                 82,446              1.9%               152,950
             -----------------    -----------------    --------------    -----------------
Total            12,830              4,242,051            100.0%           $ 6,829,710
             =================    =================    ==============    =================


     Our Texas properties are situated in Palo Pinto, Eastland and Callahan Counties. Our Louisiana properties are situated in Caddo Parish and in Desoto Parish. At June 30, 2007, the Louisiana properties contained the vast majority of our proved reserves, a situation that is expected to continue. The Texas properties consist primarily of wells acquired by the Company in several transactions between 1991 and 2002 and through overriding royalty interests reserved in farm-out agreements in 1998 and 1999. The Louisiana properties were acquired on or about October 1, 2004, January 11, 2005 and February 6, 2006.

     Our net production for the fiscal year ended June 30, 2007 for all of the Company wells averaged approximately 193 Mcf of natural gas per day and 3 barrels of oil per day as compared to 147 Mcf of natural gas per day and 3 barrels of oil per day in the fiscal year ended June 30, 2006.

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

     We are currently focusing our domestic exploration activities to develop our undeveloped leasehold opportunities in Louisiana and Texas. Currently we have exploration opportunities and seek to acquire additional leasehold interests in Caddo and Desoto Parishes, Louisiana, and in Palo Pinto, Callahan and Eastland Counties in Texas. These areas are a part of geologic studies utilizing regional trend surface analysis, 2-D and 3-D seismic data, AVO analysis and/or vast sub-surface control. Prospects have been developed from 4,000-10,600 feet in depth in the Cotton Valley, Hosston, Gloyd, Pettet, Paluxy, Strawn sandstone, Bend conglomerate and Caddo limestone.

RECENT DEVELOPMENTS

     Near the end of fiscal 2007, utilizing funds provided under the Credit Facility with Wells Fargo, we began accelerating our drilling pace. To illustrate, while we drilled three wells in fiscal 2007 (as compared to two wells in fiscal 2006), we have drilled or begun the drilling of seven wells since the end of fiscal 2007 (as of September 22, 2007).

MARKETING OF PRODUCTION

Crude Oil and Natural Gas

     Our production consists mainly of natural gas. We market our operated production of natural gas to two purchasers (i) in Texas, Enbridge G & P, LP, and (ii) in Louisiana, EROC Gathering Company, LP. In fiscal year 2007, we also marketed our production of natural gas, in Louisiana, to Crosstex Gulf Coast Marketing, Ltd., but no longer do so. We sell our crude oil and condensate production at or near the well-site, although in some cases it is gathered by us or others and delivered to a central point of sale. Our crude oil and condensate production is transported by truck or by pipeline and is typically committed to arrangements having a term of one year or less. We have not engaged in crude oil hedging or trading activities. We utilize short-term gas contracts with prices that are related to market conditions in varying degrees and have not engaged in natural gas hedging or futures trading.

     We believe we would be able to locate alternate purchasers in the event of the loss of any one of these purchasers, and that any such loss would not have a material adverse effect on our financial condition or results of operations. Revenue from the sale of natural gas totaled $523,774 for the fiscal year ended June 30, 2007 and represented 90% of our total oil and gas revenues for that fiscal year.

Price Considerations

     Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil ("NYMEX-WTI"). The average crude oil price per Bbl received by us in fiscal year 2007 was $61.68 as compared to $59.90 in fiscal year 2006.

     Natural gas prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBTU for natural gas delivered at Henry Hub, Louisiana established on the NYMEX ("NYMEX-Henry Hub"). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2007 was $7.44 as compared to $8.34 in fiscal 2006.

OIL AND GAS RESERVES

     The following tables set forth the proved developed, proved non-producing and proved undeveloped reserves at June 30, 2007, the estimated future net revenues from such proved reserves and the Standardized Measure of Discounted Future Net Cash Flows attributable to our reserves at June 30, 2007, 2006 and 2005:



                                       Oil           Gas             Total                               10%
Category                             (Bbls)         (Mcf)           (Mcfe)            Income           Discount
----------------------------------  ----------   -------------  ----------------  ----------------  ---------------

Proved Producing                        2,244         686,362           699,826        $3,345,208       $2,698,067
Proved Non-Producing                      818         350,876           355,784         1,349,363        1,005,944
                                    -------------------------------------------------------------------------------
    Proved Developed Reserves           3,062       1,037,238         1,055,610       $ 4,694,571      $ 3,704,011
Proved Undeveloped                      9,768       3,204,813         3,263,421         6,926,991        3,125,699
                                    ----------   -------------  ----------------  ----------------  ---------------
    Total Proved Reserves              12,830       4,242,051         4,319,031      $ 11,621,562      $ 6,829,710
                                    ==========   =============  ================  ================  ===============

                                                                         AT JUNE 30,
                                                      ---------------------------------------------------
                                                           2007              2006              2005
                                                      ----------------  ----------------  ---------------

PROVED DEVELOPED RESERVES:
    Oil (Bbl)                                                 3,062             2,893             1,048
    Gas (Mcf)                                             1,037,238           807,057           509,625
MCFE                                                      1,055,610           824,415           515,913
Estimated future net revenues (before income tax)       $ 4,694,571       $ 2,841,088       $ 1,902,300
    Standardized Measure (1)                            $ 3,704,011       $ 2,343,348       $ 1,071,100

PROVED UNDEVELOPED RESERVES:
    Oil (Bbl)                                                 9,768             5,970              --
    Gas (Mcf)                                             3,204,813         1,989,843              --
MCFE                                                      3,263,421         2,025,663              --
Estimated future net revenues (before income tax)       $ 6,926,991       $ 6,050,495       $      --
    Standardized Measure (1)                            $ 3,125,699       $ 4,104,037       $      --

TOTAL PROVED RESERVES:
    Oil (Bbl)                                                12,830             8,863             1,048
    Gas (Mcf)                                             4,242,051         2,796,900           509,625
MCFE                                                      4,319,031         2,850,078           515,913
Estimated future net revenues (before income tax)       $11,621,562       $ 8,891,583       $ 1,902,300
    Standardized Measure (1)                            $ 6,829,710       $ 6,447,385       $ 1,071,100

Average price used to calculate reserves:
    Oil (Bbl)                                           $     64.46       $     70.09       $     50.57
    Gas (Mcf)                                           $      7.06       $      5.55       $      6.65



--------------------------
     (1) The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value (using an annual discount rate of 10%) of estimated future net revenues from the production of proved reserves, after giving effect to income taxes. See "Note J - Oil and gas reserves information (unaudited)" in the Notes to the Financial Statements of the Company included elsewhere in this Report for additional information regarding the disclosure of the Standardized Measure information in accordance with the provisions of Statement of Financial Accounting Standards ("FAS") No. 69 ("FAS No. 69"), "Disclosures about Oil and Gas Producing Activities."

     The information set forth in this Report relating to our proved reserves, estimated future net revenues and Present Values is taken from reports prepared by the Dallas office of The Scotia Group, Inc., an independent, petroleum engineering firm, for fiscal years 2007 and 2006 and by the Houston office of Netherland Sewell & Associates, Inc. for fiscal 2005. The estimates of these independent petroleum engineering firms were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. Information with respect to approximately 1% of the total proved reserves as of June 30, 2007, was prepared in-house and was not reviewed by an  independent  engineering  firm.  No reports on our reserves have been filed with any federal  agency.  In accordance  with guidelines of the SEC, our estimates of proved  reserves and the future net revenues from which present values  are  derived  are made  using  year end oil and gas  sales  prices  held constant  throughout the life of the properties (except to the extent a contract specifically provides otherwise). Operating costs, development costs and certain production-related  taxes were  deducted  in arriving  at  estimated  future net
revenues,   but  such  costs  do  not  include   debt  service  or  general  and
administrative expenses.

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

NET PRODUCTION, SALES PRICES AND COSTS

     The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by us for the fiscal years ended June 30, 2007, 2006 and 2005:


                                                               Year Ended June 30,
                                                    -------------------------------------
                                                       2007         2006          2005
                                                    ---------     ---------     ---------

PRODUCTION VOLUMES:
     Oil (Bbl)                                            967         1,047           506
     Gas (Mcf)                                         70,412        53,516        67,744
     Total Oil and Gas (MCFE)                          76,214        59,798        70,780

WEIGHTED AVERAGE SALES PRICES:
     Oil (per Bbl)                                  $   61.68     $   59.90     $   43.42
     Gas (per Mcf)                                  $    7.44     $    8.34     $    6.61

SELECTED EXPENSES PER MCFE:
     Lease operating expenses                       $    6.31     $    5.66     $    3.86
     Selling, general and administrative expenses   $   17.39     $   23.42     $    5.58
     Depreciation, depletion and amortization       $    4.76     $    3.00     $    5.15


PRODUCTIVE WELLS AND ACREAGE

Productive Wells

     The following table sets forth our domestic productive wells at June 30, 2007:


          Oil                      Gas                       TOTAL
----------------------   ----------------------    -----------------------
   Gross       Net          Gross        Net          Gross         Net
----------  ----------   ----------  ----------    ----------   ----------
     --        --             22        14.42          22          14.42


Acreage

     The following table sets forth our undeveloped and developed gross and net leasehold acreage at June 30, 2007. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.


      Undeveloped               Developed                   TOTAL
----------------------   ----------------------    -----------------------
  Gross        Net          Gross        Net         Gross         Net
----------  ----------   ----------  ----------    ----------   ----------
  15,462      6,281         2,080       1,083        17,542        7,364


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

OPERATIONS

     We are not the operator of our wells, but, in all cases, as of August 31, 2007, Fossil Operating, Inc. ("Fossil"), an entity wholly owned by Mr. Wallen, is the operator.

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

EMPLOYEES

     At August 31, 2007, the Company had four (4) full- and seven (7) part-time employees. We regularly use independent consultants and contractors to perform various professional services, including well-site supervision, design, construction, permitting and environmental assessment. We use independent contractors to perform field and on-site production operation services.

FACILITIES

     The Company's principal executive and administrative offices are located at 9870 Plano Road, Dallas, Texas. The offices are subleased from an affiliate controlled by Mr. Wallen and the offices are owned by this affiliate. The average monthly amount charged to the Company during the year ended June 30, 2007, was $2,229. The Company believes that there is other appropriate space available in the event the Company should terminate its current leasing arrangement.

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

     At June 30, 2007, we had working capital of $2,606,796. On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo providing for a revolving credit facility of $20,000,000 and a convertible term loan of $5,000,000 (the "Credit Facility") in order to fund the drilling of new wells. There can be no assurance that funds under the Credit Facility and funds from operations will be adequate to satisfy our capital requirements.

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

     Any future issuances of equity securities would likely result in dilution to our then existing shareholders while incurring additional indebtedness would result in increased interest expense and debt service changes. See "Management's Discussion and Analysis or Plan of Operations."

     We have a history of operating losses and may not be profitable in the future.

     We incurred losses before income tax provisions of $(5,800,774) and $(2,769,050) for the fiscal years ended June 30, 2007 and 2006. Our accumulated deficit as of June 30, 2007 was $(19,322,692). Historically, we have funded our operating losses, acquisitions and drilling costs primarily through a combination of private offerings of convertible debt, senior secured debt, exempt transactions, and equity securities; however, on March 5, 2007 we established a bank line of credit with Wells Fargo under the terms of the Credit Facility described elsewhere herein, the primary purpose of which is to fund drilling costs. Our success in obtaining the necessary capital resources to fund future costs associated with our operations and drilling plans is dependent upon our ability to: (i) increase revenues through acquisitions and recovery of our proved producing and proved developed non-producing oil and gas reserves; (ii) maintain effective cost controls at the corporate administrative office and in field operations; and (iii) obtain additional financing, including the exercise of outstanding warrants. However, even if we achieve some success with our plans, there can be no assurance that we will be able to generate sufficient revenues to achieve significant profitable operations or to fund our drilling plans. See "Management's Discussion and Analysis or Plan of Operations."

     We  have  substantial  capital   requirements   necessary  for  undeveloped
properties for which we may not be able to obtain adequate financing.

     The majority of our oil and gas reserves are undeveloped. Recovery of the Company's future undeveloped reserves will require significant capital expenditures. As such, our management intends to make capital expenditures of approximately $22,500,000 to further develop these reserves during fiscal year 2008. No assurance can be given that our estimates of capital expenditures will prove accurate, that our financing sources will be sufficient to fully fund our planned development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

     Development of our properties will require additional capital resources. Except for our $20,000,000 revolving credit facility with Wells Fargo Energy
Capital, we have no commitments to obtain any additional debt or equity financing and there can be no assurance that additional financing will be available, when required, on favorable terms to us. The inability to borrow under the revolving credit facility or obtain additional financing could have a material adverse effect on us, including requiring us to curtail significantly our oil and gas development plans or farm-out development of our properties. Any additional financing may involve substantial dilution to the interests of our shareholders at that time. See "Management's Discussion and Analysis or Plan of Operations."

     Oil and natural gas prices fluctuate widely and low prices could have a material adverse impact on our business and financial results.

     Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to:
(i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect our ability to market our production through such systems, pipelines or facilities. Substantially all of our gas production is currently sold to two gas marketing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during fiscal years 2005, 2006 and 2007, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

     We are subject to uncertainties in reserve estimates and future net cash flows.

     This report contains estimates of our oil and gas reserves and the future net cash flows from those reserves, which have been prepared by certain independent petroleum consultants. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this report are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

     The present value of future net reserves discounted at 10% (the "PV-10") of proved reserves referred to in this report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, our reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors. See "Description of Business and Properties - Oil and Gas Reserves."

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

     We depend to a large extent on the services of Calvin A. Wallen, III, our President, Chairman of the Board, and Chief Executive Officer. The loss of the services of Mr. Wallen would have a material adverse effect on our operations. We have not entered into any employment contracts with our executive officers and have not obtained key personnel life insurance on Mr. Wallen.

     Certain of our affiliates control a majority of our outstanding common stock, which may affect your vote as a shareholder.

     As of August 31, 2007, our executive officers, directors and their affiliates and certain 5% shareholders hold approximately 61% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

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

     The liquidity, market price and volume of our stock are volatile, and our stock is subject to certain penny stock rules.

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

     Provisions of our Articles of Incorporation and Bylaws provide that we will indemnify any director and officer as to liabilities incurred in their capacity as a director or officer and on those terms and conditions set forth therein to the fullest extent of Texas law. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by us and prevent any recovery from our officers, directors, agents and employees for losses incurred by us as a result of their actions. Further, the SEC takes the position that indemnification against liability under the Securities Act is against the public policy as expressed in the Securities Act, and is, therefore, unenforceable.

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

     Our contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. A title opinion obtained on the drill site prior to drilling does not necessarily ensure satisfactory title. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At June 30, 2007, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination. In the normal course of our business, title defects of varying degrees will arise, and, if practicable, reasonable efforts will be made to cure any such defects.

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

     "MMBTU" means ones million BTUs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

Common Stock and Market

     The common stock of the Company is traded on the OTCBB, with the trading symbol "QBIK".

     At  August  31,  2007,  there  were  56,130,896   shares  of  common  stock
outstanding held by approximately 882 shareholders of record.

     Under its Articles of Incorporation, as amended, the Company is authorized to issue one class of up to 100,000,000 common shares, par value $0.05 per share, and one class of up to 10,000,000 preferred shares, par value $0.01 per share. As of August 31, 2007, there were no preferred shares of the Company outstanding.

Common Stock Price Range

     The following table shows, for the periods indicated, the range of high and low closing bid information for our common stock as reported by the OTCBB. Any market for our common stock should be considered sporadic, illiquid and highly volatile. Prices reflect inter-dealer quotations, without adjustment for retail markup, markdowns or commissions, and may not represent actual transactions. Our common stock's trading range during the periods indicated is as follows:


Fiscal Year 2006                   High              Low
-------------------------     ---------------   ---------------
1st Quarter                       $1.10             $0.65
2nd Quarter                       $1.35             $0.68
3rd Quarter                       $0.87             $0.47
4th Quarter                       $0.90             $0.70

Fiscal Year 2007                   High              Low
-------------------------     ---------------   ---------------
1st Quarter                       $0.90             $0.51
2nd Quarter                       $0.90             $0.46
3rd Quarter                       $0.90             $0.65
4th Quarter                       $1.46             $0.51


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


Securities Authorized for Issuance under Equity Compensation Plans

     The following table provides information as of August 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:


                                             Number of               Weighted
                                          securities to be            average            Number of shares
                                            issued upon           exercise price          of common stock
                                            exercise of           of outstanding        remaining available
                                            outstanding              options,           for future issuance
                                         options, warrants         warrants and            under equity
                                             and rights               rights            compensation plans
                                        ---------------------    ------------------    ----------------------

2005 Stock Option Plan
     approved by shareholders                             --     $              --                 1,949,000
Equity compensation plans
     not approved by shareholders                         --     $              --                        --
                                        ---------------------                          ----------------------
Total                                                     --                                       1,949,000
                                        =====================                          ======================





Item 6. Management's Discussion and Analysis or Plan of Operations.

     The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year in the two-year period ended June 30, 2007. The Company's Financial Statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

General

     The Company's future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. We have an inventory of exploration drilling locations to pursue after the fiscal year ending June 30, 2007. If we are unable to economically acquire or find significant new reserves for development and exploitation, the Company's oil and gas production, and thus its revenues, would likely decline gradually as its reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The oil and gas markets have historically been very volatile, and any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company's financial condition and results of operations, and could result in a reduction in the carrying value of the Company's proved reserves and adversely affect its access to capital.

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED HEREIN AND IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND

EXCHANGE COMMISSION. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN THIS ANNUAL REPORT AND THE DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

Comparison of Fiscal 2007 to Fiscal 2006

Revenues

     OIL AND GAS SALES increased 15% to $583,416 in the fiscal year ended June 30, 2007 ("fiscal 2007") from $508,925 in the fiscal year ended June 30, 2006 ("fiscal 2006"), due primarily to a 27% increase in oil and gas production, which was partially offset by an 11% decrease in the weighted average sales prices for gas (per Mcf).

Costs and Expenses

     OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as "LEASE OPERATING EXPENSES" elsewhere herein) increased 42% to $481,145 in fiscal 2007 from $338,239 in fiscal 2006 due primarily to greater activity resulting from more wells being brought on-line in Louisiana.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("G&A") decreased 5% to $1,325,192 in fiscal 2007 from $1,400,482 in fiscal 2006 primarily as a result of a $266,700 decrease in non-cash compensation expense related to stock grants to officers and directors. Such decrease was partially offset by a $128,736 increase in compensation expenses resulting from an increase in the number of employees.

     DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A") increased 102% to $362,434 in fiscal 2007 from $179,237 in fiscal 2006. The increase was primarily due to a $2,595,469, or 143%, increase in capital expenditures in fiscal 2006 related to the acquisition and development of oil and gas properties.

     IMPAIRMENT OF OIL AND GAS PROPERTIES increased to $1,790,882 in fiscal 2007 from $0 in fiscal 2006. The impairment resulted from a downward revision of our reserve estimates, which was effected by the following events: (i) we experienced delays related to third party providers in our Bethany Longstreet acreage in DeSoto Parish, Louisiana, including not receiving contracted-for compression services, which temporarily delayed our ability to produce from these wells; (ii) we did not effectuate final completion of certain wells due to a short-term shift in our focus to the development of our Johnson Branch acreage in Caddo Parish, Louisiana; and, (iii) the lack of production history in wells recently brought online lead to a sharper decline curve being utilized by The Scotia Group, Inc. in formulating the reserve estimates.

     INTEREST EXPENSE increased 100% to $1,278,721 in fiscal 2007 from $638,800 in fiscal 2006 due to the increase in debt as a result of the $5,500,000 of Petro Capital debt being in place for eight months in fiscal 2007 as compared to four months in fiscal 2006; and, the borrowing of $5,000,000 pursuant to a new senior convertible term loan on March 5, 2007, and subsequent draws of approximately $4,000,000 on a related revolving line of credit, with Wells Fargo. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $164,961 being recorded in fiscal 2007.

     LOSS ON EXTINGUISHMENT OF DEBT increased 64% to $1,082,887 from $660,330 in fiscal 2007. On March 5, 2007, the senior debt held by Petro Capital was retired with proceeds from the Credit Facility with Wells Fargo. In connection with this retirement, the Company recorded a loss on extinguishment of debt in the amount of $(1,082,887) in fiscal 2007. Such amount includes the write-off of deferred loan costs ($235,898), and the write-off of the remaining loan discount ($846,989). In fiscal 2006, the remaining Debentures were retired with proceeds from the then-new senior debt issue held by Petro Capital. In connection with this retirement, the Company recorded a loss on extinguishment of debt in the amount of $(660,330) in fiscal 2006. Such amount included the write-off of deferred loan costs ($99,204), the write-off of the remaining loan discount ($237,931), and a prepayment penalty and associated legal fees ($323,195).

Liquidity and Capital Resources

Overview

     The Company's primary resource is its oil and gas reserves. The Company has entered into a senior credit facility, but such facility is not expected to supplement the Company's internally generated cash flow as a source of financing for its general working capital purposes. Product prices, over which we have no control, have a significant impact on revenues from production and the value of such reserves and thereby on the Company's borrowing capacity in the event the Company determines to borrow additional funds. Within the confines of product pricing, the Company must be able to find and develop or acquire oil and gas reserves in a cost effective manner in order to generate sufficient financial resources through internal means to complete the financing of its capital expenditure program.

     At June 30, 2007, the Company had working capital of $2,606,796. On July 28 and December 15, 2006, we raised $2,100,000 and $3,940,000, respectively, through the private placement of common stock. On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo providing for the Credit Facility, which consists of a convertible term loan of $5,000,000 and a revolving credit facility of $20,000,000 in order to fund the drilling of new wells (see "Notes to Financial Statements - Note E - Long-term debt" elsewhere herein).

     The following discussion sets forth the Company's current plans for capital expenditures in fiscal 2008, and the expected capital resources needed to finance such plans.

Capital Expenditures

     The majority of our oil and gas reserves are undeveloped. Recovery of the Company's future undeveloped proved reserves will require significant capital expenditures. Our management estimates that aggregate capital expenditures of approximately $22,500,000 will be made to further develop these reserves during fiscal 2008. Moreover, additional capital expenditures may be required for exploratory drilling on our undeveloped acreage.

     The Company will increase its planned activities for fiscal 2008 if product prices remain strong and if we are able to obtain the additional capital resources necessary to finance such activities.

Working Capital and Cash Flow

     During fiscal 2007, the Company incurred a cash flow deficit from operating activities of $(1,802,068). Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

     The Company's working capital increased to $2,606,796 at June 30, 2007 from a deficit of $(1,357,230) at June 30, 2006, primarily due to an increase in cash and cash equivalents resulting from the borrowing of approximately $4,000,000 on the aforementioned revolving line of credit with Wells Fargo.

Capital Resources

         The Company plans to fund its development and exploratory activities through cash provided from operations and the utilization of the Credit
Facility
(see "Notes to Financial Statements - Note E - Long-term debt" elsewhere herein).

     The Company cannot be certain that adequate funds will be available from operating cash flow and the Credit Facility to fully fund the projected capital expenditures for fiscal 2008. Additionally, because future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company's success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's development and exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's development and exploratory activities.

     Although the Company believes it will be able to obtain funds pursuant to the above-mentioned alternatives, management cannot be assured that such capital resources will be available to the Company. If we are unable to obtain such capital resources on a timely basis, the Company may curtail its planned development and exploratory activities.

Inflation

     Although the level of inflation affects certain of the Company's costs and expenses, inflation did not have a significant effect on the Company's results of operations during fiscal 2007.

Item 7. Financial Statements.

     The Report of Independent Accountants, Financial Statements and any supplementary financial data required by this Item are set forth on pages F-1 through F-30 of this Report and are incorporated herein by reference.

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

Item 8B. Other Information.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

     The following table provides information concerning each of our executive officers and directors as of August 31, 2007:


                                                                        Director
       Name               Age    Position(s) Held with Cubic             Since
---------------------   ------   ----------------------------------   ----------
Calvin A. Wallen, III     52     Chairman of the Board, President        1997
                                 and Chief Executive Officer

Scott D. Guffey           43     Chief Financial Officer                  n/a

Jon S. Ross               43     Corporate Secretary and Director        1998

Gene C. Howard            78     Director                                1991

Herbert A. Bayer          56     Director                                2003

Bob L. Clements           64     Director                                2004



     CALVIN A.  WALLEN,  III has  served as the  President  and Chief  Executive
Officer of the Company since December 1997, and as Chairman of the Board of Directors since June 1999. Mr. Wallen has over 20 years of experience in the oil and gas industry working as a drilling and petroleum engineer. Prior to joining Cubic, Mr. Wallen was employed by Superior Oil and various other drilling contractors including Resource, Tom Brown and Rowan International. Mr. Wallen assisted in the design and construction of several land rigs with advanced drilling systems and has domestic and international experience in drilling engineering. While employed by Rowan International, Mr. Wallen gained experience in drilling high angle directional wells at Prudhoe Bay on contract to Arco. In 1982, Mr. Wallen began acquiring and developing oil and gas properties, forming a production company that has evolved into Tauren Exploration, Inc. Mr. Wallen attended Texas A&M University at College Station, Texas.

     SCOTT D. GUFFEY joined the Company in August 2007 as Chief Financial Officer and brings more than 19 years of corporate finance-related experience to the Company. Prior to joining Cubic, Mr. Guffey served as Vice President of Corporate Finance for BenefitMall Inc. from 2000 through 2006. Prior to joining BenefitMall, Mr. Guffey served as Vice President of Finance, Mergers & Acquisitions ("M&A") and Investor Relations for publicly-traded Aegis Communications Group, Inc. from 1997 through 2000. Before joining Aegis, he was Vice President of Technology Investment Banking with Principal Financial Securities, Inc. for three years, and has seven years of Financial Planning & Analysis and M&A experience with Electronic Data Systems Corporation. Mr. Guffey holds an M.B.A from Southern Methodist University and a B.A. in Economics from the University of Virginia.

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and holders of more than 10% of the common stock to file with the SEC reports of ownership and changes in ownership of common stock. SEC regulations require those directors, executive officers, and greater than 10% shareholders to furnish the Company with copies of all Section 16(a) forms they file.

     Based on the Company's review of reports, the Company believes that the directors, executive officers, and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except as set forth below:

     Bob Clements filed one report on Form 4 one day after the time period for the filing of such reports on a timely basis had expired. Such report covered one stock purchase transaction.

Code of Ethics

     The Company has adopted a Code of Ethics that applies to its directors, officers and employees. The Company will provide a copy of its Code of Ethics, without charge, to any stockholder who makes such request in writing to the Company, attention: Secretary.

Item 10. Executive Compensation.

Compensation Discussion and Analysis

     General. Our Board of Directors has established a Compensation Committee, comprised entirely of independent non-employee directors, with authority to set all forms of compensation of our executive officers. Messrs. Bayer, Clements and Howard comprised the Compensation Committee in fiscal 2007, with Mr. Howard serving as its Chairman. The Compensation Committee has overall responsibility for our executive compensation policies as provided in a written charter adopted by the Board of Directors. The Compensation Committee is empowered to review and approve the annual compensation and compensation procedures for our executives: the President and Chief Executive Officer, the Chief Financial Officer, and the Secretary. The Compensation Committee does not delegate any of its functions to others in setting compensation.

     When establishing base salaries, cash bonuses and equity grants for each of the executives, the Compensation Committee considers the recommendations of the President and Chief Executive Officer and the Secretary, the executive's role and contribution to the management team, responsibilities and performance during the past year and future anticipated contributions, corporate performance, and the amount of total compensation paid to executives in similar positions, and performing similar functions, at comparable companies as provided by third party compensation studies.

     The Compensation Committee relies upon its judgment in making compensation decisions, after reviewing the Company's performance and evaluating each executive's performance during the year. The Committee generally does not adhere to rigid formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements. We incorporate flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment.

     Compensation Philosophy. The Board of Director's compensation philosophy is to reward executive officers for the achievement of short and long-term corporate objectives and for individual performance. The objective of this philosophy is to provide a balance between short-term goals and long-term priorities to achieve immediate objectives while also focusing on increasing shareholder value over the long term. Also, to ensure that we are strategically and competitively positioned for the future, the Compensation Committee has the discretion to attribute significant weight to other factors in determining executive compensation, such as maintaining competitiveness, pursuing growth opportunities and achieving other long-range business and operating objectives. The level of compensation should also allow us to attract, motivate, and retain talented executive officers that contribute to our long-term success. The compensation of our President and Chief Executive Officer and other executive officers is comprised of cash compensation and long-term incentive compensation in the form of base salary, discretionary bonuses and unregistered stock awards.

     Elements of Our Compensation Program and Why We Pay Each Element. For fiscal 2007, our total compensation for executive officers consisted of base salary, bonuses and long-term incentives in the form of common stock awards. In setting fiscal 2007 compensation, the Compensation Committee considered the specific factors discussed below:

     Base Salary. In setting the executive officers' base salaries, the Compensation Committee considers the achievement of corporate objectives as well as individual performance. Because the Compensation Committee believes that executive compensation should be viewed in terms of a balanced combination of cash compensation (i.e., base salaries and bonuses) and long-term incentive (i.e., stock grants), base salaries are targeted to approximate the low end of the range of base salaries paid to executives of similar companies for each position. To ensure that each executive is paid appropriately, the Compensation Committee considers the executive's level of responsibility, prior experience, overall knowledge, contribution to business results, executive pay for similar positions in other companies, and executive pay within our company.

     Discretionary Bonuses. Executive bonuses are intended to link executive compensation with the attainment of Company goals. The actual payment of bonuses is primarily dependent upon the extent to which these Company-wide objectives are achieved. Determination of executive bonus amounts is not made in accordance with a strict formula, but rather is based on objective data combined with competitive ranges and internal policies and practices, including an overall review of both individual and corporate performance. For fiscal year 2007, bonuses to executives were based upon the achievement of certain business objectives including progress in meeting our expected drilling schedule and the obtainment of a new senior credit facility. The President and Chief Executive Officer has the discretion to recommend to the Compensation Committee to increase or decrease bonuses for all other executive officers, but any bonus amounts must be approved by the Compensation Committee.

     Long-Term Incentives. On December 29, 2005, the shareholders of the Company approved the 2005 Stock Option Plan (the "Plan") under which our executive officers may be, among other forms of compensation, compensated through grants of unregistered shares of our common stock and/or grants of options to purchase shares of common stock. The Compensation Committee approves Plan grants that provide additional incentives and align the executives' long-term interests with those of the shareholders of the Company by tying executive compensation to the long-term performance of the Company's stock price. Annual equity grants for our executives are typically reviewed in January.

     The Compensation Committee recommends equity to be granted to an executive with respect to shares of common stock based on the following principal elements including, but not limited to:

          o    President  and  Chief   Executive   Officer's   and   Secretary's
               recommendations;

          o    Management role and contribution to the management team;

          o    Job responsibilities and past performance;

          o    Future anticipated contributions;

          o    Corporate performance; and

          o    Existing equity holdings.

     Determination of equity grant amounts is not made in accordance with a strict formula, but rather is based on objective data combined with competitive ranges and internal policies and practices, including an overall review of both individual and corporate performance. Equity grants may also be made to new executives upon commencement of employment and, on occasion, to executives in connection with a significant change in job responsibility. The Compensation Committee believes annual equity grants more closely align the long-term interests of executives with those of shareholders and assist in the retention of key executives. As such, these grants comprise the Company's principal long-term incentive to executives.

Other Compensation Policies Affecting the Executive Officers

     Compliance with Section 162(m) of the Internal Revenue Code. Section 162(m) disallows a federal income tax deduction to publicly held companies for certain compensation paid to our Named Executive Officers to the extent that compensation exceeds $1 million per executive officer covered by Section 162(m) in any fiscal year. The limitation applies only to compensation that is not considered "performance based" as defined in the Section 162(m) rules. In designing our compensation programs, the Compensation Committee considers the effect of Section 162(m) together with other factors relevant to our business needs. We have historically taken, and intend to continue taking, appropriate actions, to the extent we believe desirable, to preserve the deductibility of annual incentive and long-term performance awards. However, the Compensation Committee has not adopted a policy that all compensation paid must be tax-deductible and qualified under Section 162(m). We believe that the fiscal 2007 base salary, annual bonus and stock grants paid to the individual executive officers covered by Section 162(m) will not exceed the Section 162(m) limit and will be fully deductible under Section 162(m).

     Stock Ownership Requirements. The Compensation Committee does not maintain a policy relating to stock ownership guidelines or requirements for our executive officers because the Compensation Committee does not feel that it is necessary to impose such a policy on our executive officers. If circumstances change, the Compensation Committee will review whether such a policy is appropriate for executive officers.

     Employment Agreements. In general, our executive officers do not have employment, severance or change-of-control agreements. Our executive officers serve at the will of the Board, which enables us to terminate their employment with discretion as to the terms of any severance arrangement. This is consistent with our compensation philosophy.

Chief Executive Officer Compensation

     Mr. Wallen's annual base salary for fiscal 2007 was $150,000. He received a common stock award of 150,000 unregistered shares granted on January 10, 2007, which vested immediately. Rule 144 promulgated under the Securities Act, which permits certain re-sales of unregistered securities, currently requires that such securities be paid for and held for a minimum of one year before they may be resold.

Chief Financial Officer Compensation

     The Company's former Chief Financial Officer, Mr. Busby's annual base salary for fiscal 2007 was $100,000, of which he received $82,701 prior to his resignation effective May 18, 2007. He received a common stock award of 75,000 unregistered shares granted on January 10, 2007, which vested immediately.

Summary Compensation Table

     The following table shows information regarding the compensation earned during the fiscal year ended June 30, 2007 by our Chief Executive Officer, our current Chief Financial Officer, our former Chief Financial Officer and our other most highly compensated executive officer who was employed by us as of June 30, 2007 and whose total compensation exceeded $100,000 during that fiscal year (the "Named Executive Officers").

                                                                                          All
                                                                                         Other
Name and                       Fiscal                                     Stock         Compen-
Principal Position              Year       Salary          Bonus        Awards (1)      sation         Total
--------------------------     ------   ------------    -----------    ------------   -----------   ------------

Calvin A. Wallen, III           2007      $ 150,000            $ -       $ 120,000      $     --      $ 270,000
Chairman of the Board,
President and Chief
Executive Officer

James L. Busby             (2)  2007       $ 82,701            $ -        $ 60,000      $     --      $ 142,701
Former Chief Financial
Officer

Scott D. Guffey            (3)  2007       $     --       $     --        $     --      $     --      $      --
Chief Financial Officer

Jon S. Ross                     2007       $ 60,000       $ 23,000        $ 38,000      $     --      $ 121,000
Secretary


----------------------------
(1) On January 10, 2007 we granted our named executive officers a total of 272,500 unregistered shares of common stock as follows: Mr. Wallen, 150,000 shares; Mr. Busby, 75,000 shares; and Mr. Ross, 47,500 shares. These shares vested immediately on the grant date.
(2)  Mr. Busby  resigned as Cubic's Chief  Financial  Officer  effective May 18,
     2007.
(3)  Mr. Guffey was  appointed  Cubic's  Chief  Financial  Officer on August 20,
     2007.

Fiscal 2007 Grants of Plan-Based Awards

     The following table provides details regarding equity grants in fiscal 2007 to the Named Executive Officers. No stock options were granted to executive officers last year and thus any reference to options in the table below has been omitted.


                                              All Other Stock
                                                  Awards:          Grant Date
                                                 Number of       Fair Value of
Name                       Grant Date             Shares          Stock Award
----------------------   ------------------   ----------------  ----------------
Calvin A. Wallen, III     January 10, 2007        150,000          $ 120,000

James L. Busby            January 10, 2007         75,000           $ 60,000

Scott D. Guffey                          -              -                  -

Jon S. Ross               January 10, 2007         47,500           $ 38,000



Stock Grants

     On October 25, 2004, Cubic issued 155,000 shares of common stock to its officers and directors pursuant to a then current Director and Officer compensation plan. Based on a then market price of $0.51 per share, Cubic recorded a compensation expense of $79,050, which was included in general and administrative expenses for the fiscal year ended June 30, 2005.

     On December 29, 2005, the shareholders of the Company approved the 2005 Stock Option Plan (the "Plan") and 3,750,000 shares of common stock were reserved, of which 1,711,000 shares had been issued through June 30, 2007, and 1,801,000 shares have been issued through August 31, 2007, as set forth below.

     On December 29, 2005, stock grants aggregating 597,000 unregistered shares were approved for issuance to the officers and directors of the Company. As of such date, the aggregate market value of the common stock granted was $483,570 based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amount was recorded as compensation expense and is included in general and administrative expenses for the fiscal year ended June 30, 2006.

     On January 5, 2006, the Company issued 572,000 unregistered shares to the officers and directors of the Company pursuant to the Plan. As of such date, the aggregate market value of the common stock granted was $486,200 based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amount was amortized to compensation expense on a quarterly basis during calendar year 2006. Accordingly, $243,100 was recorded as compensation expense and included in general and administrative expenses for each of the fiscal years ended June 30, 2007 and 2006.

     On January 10 and January 18, 2007, the Company issued 489,500 and 52,500 unregistered shares, respectively, to the officers, directors, and key employees of the Company pursuant to the Plan. As of such dates, the aggregate market value of the common stock granted was $391,600 and $42,000, respectively, based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amounts were amortized to compensation expense on a quarterly basis during calendar year 2007. An additional $30,000 was recorded when our former Chief Financial Officer resigned during fiscal 2007. Accordingly, $246,800 was recorded as compensation expense and included in general and administrative expense for the fiscal year ended June 30, 2007. The Named Executive Officers received the following grants: (i) 150,000 unregistered shares to Calvin A. Wallen, III, (ii) 75,000 unregistered shares to James L. Busby, and (iii) 47,500 unregistered shares to Jon S. Ross.

     Subsequent to the end of fiscal 2007, on August 20, 2007, the Company issued 90,000 unregistered shares to an officer of the Company pursuant to the Plan. Such grant is subject to a vesting schedule over the next 12 months. As of such date, the aggregate market value of the common stock granted was $103,500 based on the then-market price on the OTC Bulletin Board of the Company's common stock. These shares vest over four quarterly periods, the first of which is November 20, 2007.

Outstanding Equity Awards at Fiscal Year-End

     The Company had no outstanding stock options and no unvested stock awards at June 30, 2007; therefore, the table setting forth outstanding equity-based awards has been omitted.

Options Exercises and Stock Vesting

     The following table sets forth dollar amounts realized pursuant to the vesting or exercise of equity-based award during the latest fiscal year. No stock options were granted to executive officers last year and thus any reference to options in the table below has been omitted.


                                  Number of
                                   Shares
                                 Acquired on      Value Realized
Name                               Vesting          on Vesting
---------------------------    ----------------   ----------------
Calvin A. Wallen, III             150,000          $ 120,000

James L. Busby                     75,000          $  60,000

Scott D. Guffey                        --                 --

Jon S. Ross                        47,500          $  38,000



Pension Benefits and Non-Qualified Defined Contribution Plans

     None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans or non-qualified defined contribution plans sponsored by us. The Compensation Committee, which is comprised solely of "outside directors" as defined for purposes of Section 162(m) of the Code, may elect to adopt qualified or non-qualified defined benefit or non-qualified contribution plans if the Compensation Committee determines that doing so is in our best interests.

Proforma Information Related to Stock Options

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

Non-Employee Director Compensation for Fiscal 2007


                                                         All
                     Fees Earned                        Other
                      or Paid in       Stock            Compen-
Name                   Cash (1)        Awards (2)       sation         Total
-----------------    -----------     ------------    ----------     ----------
Gene C. Howard         $ 2,000        $ 42,400        $    --        $ 44,400

Herbert A. Bayer       $ 2,000        $ 37,600                       $ 39,600

Bob L. Clements        $ 2,000        $ 37,600        $    --        $ 39,600

--------------------------------------

(1) Represents the amount of cash compensation earned in fiscal 2007 for Board and Committee service. Each non-employee director was paid $1,000 for each Board of Directors meeting attended. During fiscal 2007, Board of Directors meetings were held on October 31, 2006 and May 11, 2007.
(2) Each non-employee director received: 25,000 shares of common stock for service on the Board of Directors; 14,000 shares of common stock for service on the Audit Committee; and, 6,000 shares of common stock for service on the Compensation Committee. Mr. Howard received an additional 6,000 shares of common stock for serving as the financial expert and Chairman of the Audit Committee.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth the number of shares of the Company's common stock beneficially owned, as of August 31, 2007 by (i) each person known to the Company to beneficially own more than 5% of the common stock of the Company (the only class of voting securities now outstanding), (ii) each director and executive officer, and (iii) all directors and executive officers as a group. Unless otherwise indicated, we consider all shares of common stock that can be issued under convertible securities or warrants currently or within 60 days of August 31, 2007 to be outstanding for the purpose of computing the percentage ownership of the person holding those securities, but do not consider those securities to be outstanding for computing the percentage ownership of any other person. Each owner's percentage is calculated by dividing the number of shares beneficially held by that owner by the sum of 56,130,896 and the number of shares that owner has the right to acquire within 60 days.



                                                                               Approximate
                                                          Number                Percent of
Name and Address                                         of Shares              Class (1)
------------------------------------------------      ----------------        ---------------

5% Stockholders
William Bruggeman                                      16,739,303  (2)             28.7%
20 Anemone Circle, North Oaks, MN  55127

Wells Fargo Energy Capital, Inc.                        7,500,000  (3)             11.8%
1000 Louisiana 9th Floor, Houston, TX  77002

Steven S. Bruggeman                                     4,189,955  (4)              7.3%
5609 St. Albans Circle, Shoreview, MN 55126

George Karfunkel                                        3,375,000  (5)              5.9%
9870 Plano Road, Dallas, TX  75238

Named Executive Officers and Directors
Calvin A. Wallen, III                                  12,027,212  (6)             21.4%
9870 Plano Road, Dallas, TX  75238

Bob Clements                                              727,527  (7)              1.3%
9870 Plano Road, Dallas, TX  75238

Gene Howard                                               577,425  (8)              1.0%
2402 East 29th St., Tulsa, OK  74114

Jon S. Ross                                               398,000  (9)                 *
9870 Plano Road, Dallas, TX  75238

Herbert Bayer                                             335,287  (10)                *
9870 Plano Road, Dallas, TX  75238

James L. Busby                                            251,500  (11)                *
2018 Portsmouth Dr., Richardson, TX 75082

Scott D. Guffey                                            90,000  (12)                *
9870 Plano Road, Dallas, TX  75238

All officers and directors
as a group (6 persons)                                 14,406,951                  25.6%


--------------------------------------
* Denotes less than one percent

(1) Based on a total of 56,130,896 shares of Common Stock issued and outstanding on August 31, 2007.
(2) Includes 2,034,000 shares and warrants to purchase 600,000 shares held by Diversified Dynamics Corp., a company controlled by William Bruggeman; 120,000 shares owned by Consumer Products Corp., in which Mr. Bruggeman's spouse, Ruth, is a joint owner; and, 12,401,303 shares and warrants to purchase 1,544,000 held jointly by William Bruggeman & Ruth Bruggeman as joint tenants with rights of survivorship.
(3) Includes warrants to purchase 2,500,000 shares and a promissory note convertible into 5,000,000 shares.
(4) Includes 901,955 shares held jointly by Steven S. Bruggeman and Jacqueline Bruggeman as joint tenants with rights of survivorship; 48,000 shares and warrants to purchase 24,000 shares held by Jacqueline Bruggeman, of which Steven S. Bruggeman disclaims beneficial ownership; 96,000 shares and warrants to purchase 48,000 shares held by minor children; and, warrants to purchase 1,024,000 shares held by Steven S. Bruggeman.
(5)  Includes warrants to purchase 1,125,000 shares.

(6) Includes 1,714,000 shares and warrants to purchase 50,000 shares held by Tauren Exploration, Inc., an entity controlled by Mr. Wallen; 500,000 shares held by spouse; and, 340,000 shares held by minor children.
(7) Includes 109,527 shares held with spouse as joint tenants with rights of survivorship; and, warrants to purchase 50,000 shares.
(8) Includes 322,245 shares are held by Mr. Howard's spouse, Belva, of which Mr. Howard disclaims beneficial ownership.
(9)  Includes 6,000 shares held by minor children.
(10) Includes 335, 287 shares held with spouse as joint tenants with rights of survivorship.
(11) Mr. Busby is the Company's former Chief Financial Officer. Mr. Busby resigned from the Company effective May 18, 2007.
(12) Mr. Guffey was appointed Chief Financial Officer of the Company on August 20, 2007.

Item 12.  Certain   Relationships   and  Related   Transactions,   and  Director
          Independence.

Certain Relationships and Related Transactions

     On February  6, 2006 the Company  entered  into a Purchase  Agreement  with
Tauren Exploration, Inc., an entity wholly owned by Calvin Wallen III, the Company's Chairman of the Board and Chief Executive Officer, with respect to the purchase by the Company of certain Cotton Valley leasehold interests (approximately 11,000 gross acres; 5,000 net acres) held by Tauren. Pursuant to the Purchase Agreement, the Company acquired from Tauren a 35% working interest in approximately 2,400 acres and a 49% working interest in approximately 8,500 acres located in DeSoto and Caddo Parishes, Louisiana, along with an associated Area of Mutual Interest ("AMI") and the right to acquire at "cost" (as defined in the Purchase Agreement) a working interest in all additional mineral leases obtained by Tauren in the AMI, in exchange for (a) $3,500,000 in cash, (b)
2,500,000 unregistered shares of Company common stock, (c) a short-term promissory note in the amount of $1,300,000, which note is convertible into Company common stock at a conversion price of $0.80 per share, and (d) a drilling credit of $2,100,000. The consideration described above was determined based upon negotiations between Tauren and a Special Committee of the Company's directors, excluding Mr. Wallen. The Special Committee obtained an opinion from its independent financial advisor with respect to the fairness, from a financial point of view, to the public stockholders of the Company, of such transactions.

     On December 15, 2006, the Company entered into Subscription and Registration Rights Agreements with certain investors. One of the investors, William Bruggeman (and entities affiliated with him) was the beneficial owner, prior to this transaction, of approximately 23.0% of the common stock of the Company. In this transaction, Mr. Bruggeman (and entities affiliated with him) purchased an aggregate of 4,288,000 shares of common stock at a purchase price of $0.50 per share, or an aggregate of $2,144,000. Mr. Bruggeman (and entities affiliated with him) received warrants to purchase 2,144,000 shares of common stock with an exercise price of $0.70 per share. Another investor, Bob Clements, a director of the Company, purchased 100,000 shares of common stock at a purchase price of $0.50 per share, or an aggregate of $50,000. Mr. Clements received warrants to purchase 50,000 shares of common stock with an exercise price of $0.70 per share. The consideration described above was determined based upon negotiations between the Company and various potential investors.

Director Independence

     Messrs. Howard, Clements and Bayer meet the independence standards for independent directors under the rules of the SEC and the rules of the Nasdaq Stock Market published in the Nasdaq Marketplace Rules.

Item 13.  Exhibits.

No.      Description

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

3.3 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 10-KSB for the period ended June 30, 2000).

10.1      Form of Common Stock Purchase  Warrant  (incorporated  by reference to
          Exhibit 10.3 of the Company's Current Report on Form 8-K, filed with the SEC on October 12, 2004).

10.2      Registration  Rights  Agreement,  effective as of September  30, 2004,
          among  Cubic  Energy,  Inc.  and  the  purchasers   signatory  thereto
          (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on October 12, 2004).

10.3 Securities Purchase Agreement, dated as of December 12, 2005, among Cubic Energy, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on December 16, 2005).

10.4 Registration Rights Agreement, dated as of December 12, 2005, among Cubic Energy, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the SEC on December 16, 2005).

10.5      Form of Common Stock Purchase  Warrant  (incorporated  by reference to
          Exhibit 10.3 of the Company's Current Report on Form 8-K, filed with the SEC on December 16, 2005).

10.6 Credit Agreement, dated February 6, 2006, by and among Cubic Energy, Inc. and Petro Capital V, L.P. (filed as exhibit 10.1 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.7 Promissory Note, dated as of February 6, 2006, by Cubic Energy, Inc., payable to Petro Capital V, L.P. in the maximum principal amount of $7,000,000 (filed as exhibit 10.2 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.8 Common Stock Purchase Warrant, dated February 6, 2006, issued to Petro Capital Securities, LLC (filed as exhibit 10.3 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.9 Common Stock Purchase Warrant, dated February 6, 2006, issued to Petro Capital V, L.P. (filed as exhibit 10.4 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.10 Registration Rights Agreement, dated as of February 6, 2006, by and between Cubic Energy, Inc., Petro Capital V, L.P. and Petro Capital Securities, LLC (filed as exhibit 10.5 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.11 Purchase Agreement, dated as of February 6, 2006, by and among Cubic Energy, Inc., Calvin Wallen III, and Tauren Exploration, Inc. (filed as exhibit 10.6 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.12 Promissory Note, dated as of February 6, 2006, by Cubic Energy, Inc., payable to Tauren Exploration, Inc. in the principal amount of $1,300,000 (filed as exhibit 10.7 to the Company's Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.13 Amendment to Promissory Note, dated March 30, 2006, by and between, Cubic Energy, Inc. and Tauren Exploration, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Form 10-QSB for the quarter ended March 31, 2006).

10.14 Amendment to Purchase Agreement, dated April 3, 2006, by and among Cubic Energy, Inc., Calvin Wallen III and Tauren Exploration, Inc.
          (incorporated by reference to Exhibit 10.9 of the Company's Form 10-QSB for the quarter ended March 31, 2006).

10.15 Amendment to Purchase Agreement, dated May 5, 2006, by and among Cubic Energy, Inc., Calvin Wallen III and Tauren Exploration, Inc. (incorporated by reference to Exhibit 10.10 of the Company's Form 10-QSB for the quarter ended March 31, 2006).

10.16 Subscription and Registration Rights Agreement with George Karfunkel, dated July 26, 2006 (filed as Exhibit 10.1 to the Company's Form 8-K dated July 28, 2006).

10.17 Subscription and Registration Rights Agreement with Yehuda Neuberger and Anne Neuberger JTWROS dated July 26, 2006 (filed as Exhibit 10.2 to the Company's Form 8-K dated July 28, 2006).

10.18 Warrant issued to George Karfunkel (filed as Exhibit 10.3 to the Company's Form 8-K dated July 28, 2006).

10.19     Warrant issued to Yehuda Neuberger and Anne Neuberger JTWROS (filed as
          Exhibit 10.4 to the Company's Form 8-K dated July 28, 2006).

10.20 Second Amendment to Promissory Note, dated June 27, 2006, by and between, Cubic Energy, Inc. and Tauren Exploration, Inc.

10.21 Third Amendment to Promissory Note, dated November 10, 2006, by and between, Cubic Energy, Inc. and Tauren Exploration, Inc. (filed as
          Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended September 30, 2006).

10.22 Warrant issued to Tauren Exploration, Inc. dated November 10, 2006 (filed as Exhibit 10.2 to the Company's Form 10-QSB for the quarter ended September 30, 2006).

10.23     Form of  Subscription  and  Registration  Rights  Agreement  (filed as
          Exhibit 10.1 to the Company's Form 8-K filed December 21, 2006).

10.24 Form of Warrant (filed as Exhibit 10.2 to the Company's Form 8-K filed December 21, 2006).

10.25 Credit Agreement dated March 5, 2007 by and between Cubic Energy, Inc. and Wells Fargo Capital, Inc. (filed as Exhibit 10.1 to the Company's Form 8-K filed March 9, 2007).

10.26 Convertible Promissory Note dated as of March 5, 2007 by Cubic Energy, Inc. payable to Wells Fargo Energy Capital, Inc. in the principal amount of $5,000,000 (filed as Exhibit 10.2 to the Company's Form 8-K filed March 9, 2007).

10.27 Promissory Note dated as of March 5, 2007 by Cubic Energy payable to Wells Fargo Energy Capital, Inc. in the maximum principal amount of $20,000,000 (filed as Exhibit 10.3 to the Company's Form 8-K on March 9, 2007).

10.28 Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc. dated March 5, 2007, issued to Wells Fargo Energy Capital, Inc. (filed as
          Exhibit 10.4 to the Company's Form 8-K on March 9, 2007).

10.29 Registration Rights Agreement dated as of March 5, 2007 by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc. (filed as
          Exhibit 10.5 to the Company's Form 8-K on March 9, 2007).

10.30 Form of Assignment of Net Profits Interest (filed as Exhibit 10.6 to the Company's Form 8-K on March 9, 2007).

23.1*     Consent of Philip Vogel & Co., PC

31.1*     Rule 13a-14(a)/15d-14(a) Certification of Calvin A. Wallen, III

31.2*     Rule 13a-14(a)/15d-14(a) Certification of Scott D. Guffey

32.1*     Section 1350 Certification of Calvin A. Wallen, III

32.2*     Section 1350 Certification of Scott D. Guffey

-----------------------------------
* Filed herewith.

Item 14. Principal Accountant Fees and Services.


                                     July 1, 2006 -      July 1, 2005 -
                                     June 30, 2007       June 30, 2006
                                    --------------      --------------
Audit fees                            $ 21,000            $ 18,750
Audit-related fees                       8,500               8,675
Tax fees                                 4,585               3,500
All other fees                           8,500               3,140
                                   --------------       --------------
     Total                            $ 42,585            $ 34,065
                                   ==============       ==============

Audit Fees

     Aggregate audit fees billed for professional services rendered by Philip Vogel & Co., PC were $21,000 for the year ended June 30, 2007 and $18,750 for the year ended June 30, 2006. Such fees were primarily for professional services rendered for the audits of our consolidated financial statements as of and for the years ended June 30, 2007 and 2006.

Audit-Related Fees

     Aggregate audit-related fees billed for professional services rendered by Philip Vogel & Co., PC were $8,500 for the year ended June 30, 2007 and $8,675 for the year ended June 30, 2006. Such fees were for limited reviews of our unaudited condensed consolidated interim financial statements.

Tax Fees

     Aggregate income tax compliance and related services fees billed for professional services rendered by Philip Vogel & Co., PC were $4,585 for the year ended June 30, 2007 and $3,500 for the year ended June 30, 2006.

All Other Fees

     In addition to the fees described above, aggregate fees of $8,500 and $3,140 were billed by Philip Vogel & Co., PC during the years ended June 30, 2007 and 2006, respectively, primarily for review of our Form SB-2 registration statements and related amendments, and for research regarding our use of shares of common stock as compensation.

Audit Committee Pre-Approval Policies and Procedures

     In accordance with Company policy, any additional audit or non-audit services must be approved in advance. All of the foregoing professional services provided by Philip Vogel & Co., PC during the years ended June 30, 2007 and June 30, 2006 were pre-approved in accordance with policies of our Audit Committee. The Audit Committee has approved the engagement of Philip Vogel & Co., PC to perform auditing services for the current fiscal year ending June 30, 2008.

                                   SIGNATURES

     In accordance with the Section 13 or 15(d) of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 2007.


                                                   CUBIC ENERGY, INC.


                                                   By: /s/ Calvin A. Wallen, III
                                                       -------------------------
                                                       Calvin A. Wallen, III
                                                       President and Chief
                                                       Executive Officer


                                                   By:  /s/ Scott D. Guffey
                                                        ------------------------
                                                        Scott D. Guffey
                                                        Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Title                        Date
       ---------                      -----                        ----

/s/ Calvin A. Wallen, III     President, Chief Executive      September 28, 2007
--------------------------
Calvin A. Wallen, III         Officer and Director

/s/ Scott D. Guffey           Chief Financial Officer         September 28, 2007
--------------------------
Scott D. Guffey               (principal accounting
                              officer)
/s/ Jon Stuart Ross           Secretary and Director          September 28, 2007
--------------------------
Jon Stuart Ross

/s/ Gene Howard               Director                        September 28, 2007
--------------------------
Gene Howard

/s/ Herbert A. Bayer          Director                        September 28, 2007
--------------------------
Herbert A. Bayer

/s/ Bob Clements              Director                        September 28, 2007
--------------------------
Bob Clements

                               CUBIC ENERGY, INC.

                              FINANCIAL STATEMENTS
                                       and
                          INDEPENDENT AUDITORS' REPORT

                                  JUNE 30, 2007




                                 C O N T E N T S

                                                                         Page

Independent Auditors' Report..............................................F-1

Financial Statements:

Balance Sheets............................................................F-2

Statements of Operations..................................................F-3

Statements of Changes in Stockholders' Equity.............................F-4

Statements of Cash Flows..................................................F-5

Notes to Financial Statements.............................................F6-30
  Note A- Background and general..........................................F6
  Note B - Significant accounting policies................................F6-16
  Note C - Stockholders' equity...........................................F17-19
  Note D - Loss per common share..........................................F20
  Note E - Long-term debt.................................................F20-22
  Note F - Related party transactions.....................................F22-23
  Note G - Income taxes...................................................F24-25
  Note H - Commitments and contingencies..................................F25-26
  Note I - Cost of oil and gas properties.................................F26-27
  Note J - Oil and gas reserves information (unaudited)...................F28-29
  Note K - Subsequent events..............................................F30

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Cubic Energy, Inc.,

We have audited the balance sheets of Cubic Energy, Inc., a Texas corporation, as of June 30, 2007 and 2006, and the related statements of operations, of changes in stockholders' equity and of cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cubic Energy, Inc. as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.



                                                    PHILIP VOGEL & CO. PC




                                                    Certified Public Accountants

Dallas, Texas

September 26, 2007



                               CUBIC ENERGY, INC.

                                 BALANCE SHEETS
                             JUNE 30, 2007 AND 2006


                                                                       2007            2006
                                                                  ------------    ------------

Assets
Current assets:
     Cash and cash equivalents                                    $  3,122,273    $    259,157
     Accounts receivable - trade                                       218,874          41,680
     Prepaid drilling costs                                            721,136         264,223
     Prepaid expenses                                                  231,232         243,100
                                                                  ------------    ------------
            Total current assets                                     4,293,515         808,160
Property and equipment (at cost):
     Oil and gas properties, full cost method:
         Proved properties (including wells and related
            equipment and facilities)                                8,836,790       6,679,730
         Unproven properties                                         6,827,341       6,780,530
     Office and other equipment                                         12,886           7,876
                                                                  ------------    ------------
                                                                    15,677,017      13,468,136
Less accumulated depreciation, depletion and amortization            2,011,015       1,648,581
                                                                  ------------    ------------
            Property and equipment, net                             13,666,002      11,819,555
Other assets:
     Deferred loan costs - net                                         148,724         318,999
     Restricted cash                                                      --           401,723
     Other                                                                --            25,000
                                                                  ------------    ------------
            Total other assets                                         148,724         745,722
                                                                  ------------    ------------
                                                                  $ 18,108,241    $ 13,373,437
                                                                  ============    ============
Liabilities and stockholders' equity
Current liabilities:
     Current portion of long term debt                            $       --      $    500,000
     Accounts payable and accrued expenses                              51,664         165,628
     Due to affiliates                                               1,635,055       1,499,762
                                                                  ------------    ------------
                                                                  ------------    ------------
            Total current liabilities                                1,686,719       2,165,390
Long-term liabilities:
     Long-term debt, net of discounts                                7,626,739       3,854,641
     Note payable to affiliate                                            --         1,300,000
                                                                  ------------    ------------
            Total long-term liabilities                              7,626,739       5,154,641
Commitments and contingencies (Note H)                                    --              --
Stockholders' equity:
Preferred stock - $.01 par value, authorized 10,000,000 shares,
     issued none                                                          --              --
Common stock - $.05 par value, authorized 100,000,000 shares,
     issued 55,840,896 in 2007 and 42,450,768 shares in 2006         2,792,046       2,122,540
Additional paid-in capital                                          25,325,429      17,452,784
Accumulated deficit                                                (19,322,692)    (13,521,918)
                                                                  ------------    ------------
            Stockholders' equity                                     8,794,783       6,053,406
                                                                  ------------    ------------
                                                                  $ 18,108,241    $ 13,373,437
                                                                  ============    ============


        The accompanying notes are an integral part of these statements.



                               CUBIC ENERGY, INC.

                             STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2007, 2006, AND 2005



                                                         2007            2006            2005
                                                    ------------    ------------    ------------

Revenues:
     Oil and gas sales                              $    583,416    $    508,925    $    469,441
                                                    ------------    ------------    ------------
         Total revenues                             $    583,416    $    508,925    $    469,441
Costs and expenses:
     Oil and gas production, operating and
         development costs                               481,145         338,329         273,074
     Selling, general and administrative expenses      1,325,192       1,400,482         394,827
     Depreciation, depletion and amortization            362,434         179,237         364,496
     Impairment loss on oil and gas properties         1,790,882            --              --
                                                    ------------    ------------    ------------
         Total costs and expenses                      3,959,653       1,918,048       1,032,397
                                                    ------------    ------------    ------------
            Operating income (loss)                   (3,376,237)     (1,409,123)       (562,956)
                                                    ------------    ------------    ------------
Non-operating income (expense):
     Other income                                         38,037           6,402            --
     Interest expense                                 (1,278,721)       (638,800)       (193,313)
     Amortization of loan costs                         (100,966)        (67,199)        (28,257)
                                                    ------------    ------------    ------------
         Total non-operating income (expense)         (1,341,650)       (699,597)       (221,570)
Loss on debt extinguishment                           (1,082,887)       (660,330)           --
                                                    ------------    ------------    ------------
Loss from operations before income taxes              (5,800,774)     (2,769,050)       (784,526)
Provision for income taxes                                  --              --              --
                                                    ------------    ------------    ------------
Net loss                                            $ (5,800,774)   $ (2,769,050)   $   (784,526)
                                                    ============    ============    ============
Net loss per common share - basic and diluted       $      (0.12)   $      (0.07)   $      (0.02)
                                                    ============    ============    ============
Weighted average common shares outstanding            50,338,450      38,477,353      33,112,644









        The accompanying notes are an integral part of these statements.



                               CUBIC ENERGY, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2007, 2006, AND 2005


                                                 Common Stock
                                                 ------------           Additional        Accum-          Total
                                            Shares          Par          paid-in          ulated       stockholders'
                                          outstanding      value         capital         deficit          equity
                                         ------------   ------------   ------------    ------------    ------------

Balance, June 30, 2004                     31,451,826   $  1,572,592   $  8,972,467    $ (9,968,342    $    576,717
    Debt proceeds allocated to
      warrants                                   --             --          510,961            --           510,961
    Stock issued under compensation
      plan                                    155,000          7,750         71,300            --            79,050
    Stock issued under convertible
      debenture agreements                  1,410,000         70,500        406,006            --           476,506
    Stock issued in payment of
      interest obligations                    145,137          7,258        118,181            --           125,439
    Stock issued for acquisition of
      property interests                    2,000,000        100,000      1,700,000            --         1,800,000
    Net loss, year ended June 30, 2005           --             --             --          (784,526)       (784,526)
                                         ------------   ------------   ------------    ------------    ------------
Balance, June 30, 2005                     35,161,963   $  1,758,100   $ 11,778,915    $(10,752,868    $  2,784,147
    Stock issued for acquisition of
      property interests                    2,500,000        125,000      1,175,000            --         1,300,000
    Stock issued under compensation
      plan                                  1,169,000         58,450        911,320            --           969,770
    Stock issued for working capital        2,679,000        133,950      1,786,836            --         1,920,786
    Stock issued under convertible
      debenture agreements                    900,000         45,000        354,626            --           399,626
    Warrants issued for debt costs               --             --          208,333            --           208,333
    Debt proceeds allocated to
      warrants                                   --             --        1,203,752            --         1,203,752
    Stock issued in payment of
      interest obligations                     40,805          2,040         34,002            --            36,042
    Net loss, year ended June 30, 2006           --             --             --        (2,769,050)     (2,769,050)
                                         ------------   ------------   ------------    ------------    ------------
Balance, June 30, 2006                     42,450,768   $  2,122,540   $ 17,452,784    $(13,521,918    $  6,053,406
    Stock issued under compensation
      plan                                    542,000         27,100        406,500            --           433,600
    Stock issued for working capital       10,880,000        544,000      5,496,000            --         6,040,000
    Stock issued for placement fee            150,000          7,500         (7,500)           --              --
    Stock issued for warrant exercise       1,818,128         90,906        726,594            --           817,500
    Debt proceeds allocated to
      warrants                                   --             --        1,251,051            --         1,251,051
    Net loss, year ended June 30, 2007           --             --             --        (5,800,774)     (5,800,774)
                                         ------------   ------------   ------------    ------------    ------------
Balance, June 30, 2007                     55,840,896   $  2,792,046   $ 25,325,429    $(19,322,692    $  8,794,783
                                         ============   ============   ============    ============    ============


        The accompanying notes are an integral part of these statements.


                               CUBIC ENERGY, INC.

                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2007, 2006, AND 2005




                                                              2007           2006           2005
                                                          -----------    -----------    -----------

Cash flows from operating activities:
Net (loss)                                                $(5,800,774)   $(2,769,050)   $  (784,526)
Adjustments to reconcile net (loss) to cash provided
     (used) by operating activities:
         Depreciation, depletion and amortization             545,261        465,519        460,509
         Impairment loss                                    1,790,882           --             --
         Stock issued for interest                               --           36,042        125,440
         Stock issued for compensation                        489,900        726,670         79,050
         Write off deferred loan costs                        318,999         99,203           --
         Write off note payable discount                    1,145,359        237,931           --
         Change in assets and liabilities:
            (Increase) decrease in accounts receivable       (177,194)        (7,326)        45,826
            (Increase) decrease in prepaid expenses           (44,432)          --             --
            Increase (decrease) in loan from affiliates        43,895         92,771          4,119
            Increase (decrease) in accounts payable
                and accrued liabilities                      (113,964)       154,367       (115,503)
                                                          -----------    -----------    -----------
     Net cash provided (used) by operating activities      (1,802,068)      (963,873)      (185,085)
                                                          -----------    -----------    -----------
Cash flows from investing activities:
Acquisition and development of oil and gas properties      (4,016,503)    (4,409,415)    (1,813,946)
Purchase of office equipment                                   (5,010)        (3,003)        (3,963)
Advances on development costs                                (456,913)        39,443       (303,666)
Cash restricted by debt                                       401,723       (401,723)          --
Increase in other assets                                       25,000        (25,000)          --
                                                          -----------    -----------    -----------
     Net cash provided (used) by investing activities      (4,051,703)    (4,799,698)    (2,121,575)
                                                          -----------    -----------    -----------
Cash flows from financing activities:
Issuance of debentures and warrants                         9,000,000      5,500,000      2,635,000
Issuance of common stock, net                               6,857,500      2,020,786           --
Repayment of debentures                                    (5,500,000)    (1,480,000)          --
Payment of note payable to affiliate                       (1,300,000)          --             --
Loan costs incurred and other                                (240,613)      (275,311)      (264,300)
Repayment of advances                                        (100,000)          --             --
                                                          -----------    -----------    -----------
     Net cash provided (used) by financing activities       8,716,887      5,765,475      2,370,700
                                                          -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents      $ 2,863,116    $     1,904    $    64,040
Cash and cash equivalents:
     Beginning of year                                        259,157        257,253        193,213
                                                          -----------    -----------    -----------
     End of year                                          $ 3,122,273    $   259,157    $   257,253
                                                          ===========    ===========    ===========
Other information:
     Interest paid                                        $ 1,342,831    $   355,607    $   125,557
     Non-cash investing and financing activities:
         Acquisition of property with stock issue         $      --      $ 1,300,000    $      --
         Acquisition of property with debt issue          $      --      $ 2,599,274    $      --



        The accompanying notes are an integral part of these statements.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note A - Background and general:

Cubic Energy, Inc. ("Company") is engaged in domestic crude oil and natural gas exploration, development and production, with primary emphasis on the production of oil and gas reserves through the acquisition and development of proved, producing oil and gas properties in the states of Texas and Louisiana.

Note B - Significant accounting policies:

Cash equivalents
----------------

For purposes of the statements of cash flows, the Company considers all certificates of deposit and other financial instruments with original maturity dates of three months or less to be cash equivalents.

Office and other equipment
--------------------------

Office and other equipment are stated at cost and depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Depreciation and amortization of office and other equipment amounted to $1,524, $1,173 and $330 for the years ended June 30, 2007, 2006 and 2005, respectively.

Impairment of long-lived assets and long-lived assets to be disposed of
-----------------------------------------------------------------------

The Company has adopted the provisions of the Financial Accounting Standards Board's (the "FASB") Statement of Financial Accounting Standards ("FAS") No. 144 ("FAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets effective for periods beginning July 1, 2002, and thereafter. FAS No. 144 replaces FAS No. 121, and, among other matters, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS No. 144 retains the basic provisions of FAS No. 121, but broadens its scope and establishes a single model for long-lived assets to be disposed of by sale. In addition, the Company is subject to the rules of the Securities and Exchange
Commission with respect to impairment of oil and gas properties accounted for under the full cost method of accounting, as described below.

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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

In addition, the capitalized costs are subject to a "full cost ceiling test," which generally limits such costs to the aggregate of the "estimated present value," discounted at a 10 percent (10%) interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Accordingly, an impairment of oil and gas properties charge of $1,790,882 was recorded for the year ended June 30, 2007; however, an excess of the capitalized costs over the full cost ceiling test limitation at June 30, 2006, was not charged against earnings for the year ended June 30, 2006 because of an increase in oil and gas prices subsequent to year end.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Depletion of producing oil and gas properties amounted to $360,910, $178,064 and $364,166 for the years ended June 30, 2007, 2006 and 2005, respectively.

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

In September 2005, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature ("EITF 05-08"). Under EITF 05-08, the issuance of convertible debt with a beneficial conversion feature results in a temporary difference for purposes of applying FAS No. 109, Accounting for Income Taxes. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments, require that the non-detachable conversion feature of a convertible debt security be accounted for separately if it is a beneficial conversion feature. A beneficial conversion feature is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature's intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. The adoption of EITF 05-08 has had no impact on the Company's financial statements because none of the conversion features embedded in the Company's notes payable is considered beneficial.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

In July 2006, the FASB issued Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is evaluating the impact of adopting FIN No. 48 on the Company's financial position, results of operations and cash flows.

Oil and gas revenues
--------------------

The Company recognizes oil and gas revenues by the sales method as oil and gas production is sold. Differences between sales and production volumes during the years ended June 30, 2007, 2006 and 2005 were not significant.

Earnings (loss) per common share
--------------------------------

The Company has adopted the provisions of FAS No. 128, Earnings per Share. FAS No. 128 requires the presentation of basic earnings (loss) per share (EPS) and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock.

As discussed in Note E, there were no dilutive securities outstanding during the years ended June 30, 2007, 2006 and 2005. The weighted average number of common and common equivalent shares outstanding was 50,338,450, 38,477,353, and 33,112,644 for the years ended June 30, 2007, 2006 and 2005, respectively.

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

The Company had cash balances of approximately $3,259,000 at June 30, 2007, in one banking institution in excess of the federally insured amount of $100,000 for each institution. This balance is before considering outstanding items.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Reporting comprehensive income (loss) and operating segments
------------------------------------------------------------

The Company has adopted the provisions of FAS No. 130, Reporting Comprehensive Income, and FAS No. 131, Disclosure about Segments of an Enterprise and Related Information. FAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. FAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of FAS No. 131 has had no impact on the Company's financial position, results of operations, cash flows, or related disclosures since the Company's operations are considered to be a single segment.

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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Obligations associated with the retirement of assets
----------------------------------------------------

The Company has adopted the provisions of FAS No. 143, Accounting for Asset Retirement Obligations, effective July 1, 2002. FAS No. 143 amended FAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and, among other matters, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the related asset and allocated to expense over the asset's useful life.

This is a change from the approach taken under FAS No. 19, whereby an amount for an asset retirement obligation was recognized using a cost-accumulation measurement approach. Under that approach, the obligation was reported as a contra-asset recognized as part of depletion and depreciation over the life of the asset without discounting. Management has determined that adopting FAS No. 143 has had no significant effect on the Company's financial statements since abandonment costs for which it is responsible are not material.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN No. 47"), Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that a conditional asset retirement obligation, as used in FAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN No. 47 is effective no later than fiscal years ending after December 15, 2005. The adoption of FIN No. 47 has had no impact on the financial statements of the Company.

Stock-based compensation
------------------------

Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations require that compensation expense be recorded on the date of the grant of stock options and warrants only if the current market price of the underlying stock exceeded the exercise price. Alternatively, FAS No. 123, Accounting for Stock-Based Compensation, permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. FAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-valued-based method defined in FAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of FAS No. 123.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

In addition, the Company has adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, which became effective July 1, 2000. FIN No. 44 clarifies the application of APB 25 for certain issues. Among other issues, this interpretation clarifies the definition of an employee for purposes of applying APB 25, the criteria for qualification of a plan as compensatory, the consequences of modifications to the terms of a plan, and the treatment of stock compensation issued to service providers who are not employees.

In December 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS No. 123. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions are effective for years ending after December 15, 2002. The interim disclosure provisions became effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The other requirements of this standard have been adopted by the Company for periods beginning January 1, 2003.

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment, which is a revision of FAS No. 123 and supersedes APB No. 25. This Statement requires the Company to recognize compensation costs related to stock-based payment transactions (i.e., the granting of shares of common stock, stock options and warrants) in its financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the period that an employee provides services in exchange for the award. This new standard became effective for awards that were granted, modified or settled in cash in interim and annual financial periods beginning after June 30, 2006.

Additionally, in August 2005, the FASB issued FASB Staff Position ("FSP") No. 123R-1 ("FSP1"), Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). In FSP1, the FASB decided to defer the requirements in FAS No. 123 that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. In October 2005, the FASB issued FSP No. 123R-2 ("FSP2"), Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R). In FSP2, the FASB is providing companies with a "practical accommodation" when determining the grant date of an award that is subject to the accounting provisions in FAS No. 123R. In November 2005, the FASB issued FSP No. 123R-3 ("FSP3"), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of FAS No. 123R.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

In February 2006, the FASB issued FSP No. 123R-4 ("FSP4"), Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, which concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. FSP4 is applicable only for options or similar instruments issued as part of employee compensation arrangements. The guidance in FSP1, FSP2, FSP3 and FSP4 has been applied concurrent with our adoption of FAS No. 123R.

In March 2005, the SEC published Staff Accounting Bulletin No. 107 ("SAB No. 107"). The interpretations in this staff accounting bulletin express the views of the staff regarding the interaction between FAS No. 123R and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of FAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, the modification of employee share options prior to adoption of FAS No. 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of FAS No. 123R. We will comply with SAB No. 107 upon our adoption of FAS No. 123R. The provisions of SAB No. 107 became effective with our adoption of FAS No. 123R.

The per share weighted-average fair value of stock warrants granted to employees during the year ended June 30, 2002, was $0.29, on the date of grant, using the Black-Scholes pricing model. There were no stock warrants granted to employees during the fiscal years ended June 30, 2007, 2006 and 2005.

                                         2002
                                      --------------
Expected dividend yield                  0.00%
Risk-free interest rate                  1.80%
Expected life                              1.7 years
Expected volatility                    133.00%


The Company applies APB Opinion No. 25 in accounting for its stock warrants issued to employees and directors, and, accordingly, has recognized no compensation expense for stock warrants and options granted at exercise prices at least equal to the market value of the Company's common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS No. 123, the Company's net loss and loss per share would have been reduced to the proforma amounts indicated below:

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


                                                   Year ended June 30,
                                      ------------------------------------------
                                          2007            2006            2005
                                      ------------    ------------    ----------
Net loss:
     As reported                      $ (5,800,774)   $ (2,769,050)   $(784,526)
                                      ============    ============    =========
     Proforma                         $ (5,800,774)   $ (2,769,050)   $(802,026)
                                      ============    ============    =========

Stock-based employee compensation:
     As reported                      $    489,900    $    726,670    $    --
                                      ============    ============    =========
     Proforma                         $    489,900    $    726,670    $  17,500
                                      ============    ============    =========

Basic loss per common share:
     As reported                      $      (0.12)   $      (0.07)   $   (0.02)
                                      ============    ============    =========
     Proforma                         $      (0.12)   $      (0.07)   $   (0.02)
                                      ============    ============    =========


Exit or disposal activities
---------------------------

In July 2002, the FASB issued FAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. FAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, or other exit or disposal activities. FAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. No exit or disposal activities have been entered into by management.

Financial instruments with characteristics of both liabilities and equity
-------------------------------------------------------------------------

In May 2003, the FASB issued FAS No. 150 ("FAS No. 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS No. 150 established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if certain criteria are met. Freestanding financial instruments that obligate the issuer to redeem the holder's shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions would be treated as liabilities. Many of those instruments were previously classified as equity.

In June 2005, the FASB issued FSP FAS No. 150-5 ("FAS No. 150-5"), Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. FAS No. 150-5 clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FAS No. 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. FAS No. 150-5 is effective for the first reporting period beginning after June 30, 2005. Although the Company had outstanding warrants as of June 30, 2007, the shares issued upon exercise of the warrants are not redeemable; consequently, adoption of FAS No. 150-5 has not had an impact on the Company's financial position, results of operations or cash flows.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Guarantee of debt
-----------------

In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN No. 45 clarifies the requirements of FAS No. 5, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee, and requires additional disclosures on existing guarantees even if the likelihood of future liability under the guarantees is deemed remote. The Company has not issued any guarantees and, therefore, the adoption of FIN No. 45 does not have a significant impact on the Company's financial statements.

Variable interest entities
--------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 states that if a business enterprise has a controlling financial interest in a variable interest entity as the primary beneficiary, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The primary beneficiary of a variable interest entity would be required to consolidate if the other equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has no current contractual relationships or other business relationships with variable interest entities.

Accounting changes and error corrections
----------------------------------------

In May 2005, the FASB issued FAS No. 154 ("FAS No. 154"), Accounting Changes and Error Corrections -- A Replacement of APB Opinion No. 20 and FASB Statement No.
3. FAS No. 154 replaces APB Opinion No. 20 ("APB No. 20"), Accounting Changes, and FAS No. 3 ("FAS No. 3"), Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principles. FAS No. 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. FAS No. 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in accounting principle.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Additionally, FAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a "restatement." The provisions in FAS No. 154 became effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS No. 154 did not have a material impact on the Company's financial position, results of operations or cash flows.

Debt modifications
------------------

In September 2005, the EITF reached a consensus on Issue No. No. 05-07 ("EITF No. No. 05-07"), Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. EITF No. 05-07 requires that a change in the fair value of a conversion option brought about by modifying the debt agreement be included in analyzing in accordance with EITF consensus on Issue No. No. 96-19 ("EITF No. 96-19"), Debtor's Accounting for a Modification or Exchange of Debt Instruments, whether a debt instrument is considered extinguished. Under EITF No. 96-19's requirements, an issuer who modifies a debt instrument must compare the present value of the original debt instrument's cash flows to the present value of the cash flows of the modified debt. If the present value of those cash flows varies by more than 10 percent (10%), the modification is considered significant and extinguishments accounting is applied to the original debt. If the change in the present value of the cash flows is less than 10 percent (10%), the debt is considered to be modified and is subject to EITF No. 96-19's modification accounting. EITF No. 05-07 requires that in applying the 10 percent (10%) test the change in the fair value of the conversion option be treated in the same manner as a current period cash flow. EITF No. 05-07 also requires that, if a modification does not result in an extinguishment, the change in fair value of the conversion option be accounted for as an adjustment to interest expense over the remaining term of the debt. The issuer should not recognize a beneficial conversion feature or reassess an existing beneficial conversion feature upon modification of the conversion option of a debt instrument that does not result in an extinguishment. EITF No. 05-07 became effective for modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF No. 05-07 did not have a material impact on the Company's financial position, results of operations or cash flows.

Certain hybrid financial instruments
------------------------------------

In February 2006, the FASB issued FAS No. 155 ("FAS No. 155"), Accounting for Certain Hybrid Financial Instruments, which amends FAS No. 133 ("FAS No. 133"), Accounting for Derivative Instruments and Hedging Activities and FAS No. 140 ("FAS No. 140"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the adoption of FAS No. 155 will have a material impact on the Company's financial position, results of operations or cash flows.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Reporting taxes collected
-------------------------

In March 2006, the EITF reached a tentative consensus on Issue No. No. 06-03 ("EITF No. 06-03"), How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-03 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF No. 06-03 is effective for periods beginning after December 15, 2006. Management is currently evaluating the effect implementation of EITF No. 06-03 will have on the Company's financial position, results of operations and cash flows.

Other recent pronouncements
---------------------------

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial
Statements. SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. Current practice allows for the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated ("rollover method") or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated ("iron curtain method"). The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality ("dual approach"). SAB No. 108 permits companies to initially apply its provisions either by (1) restating prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 108 did not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued FAS No. 157 ("FAS No. 157"), Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. FAS No. 157 will be effective for us beginning on January 1, 2008. Management is currently evaluating the impact that the adoption of this statement may have on its financial position, results of operations, earnings per share, and cash flows.

In February 2007, the FASB issued Statement of FAS No. 159 ("FAS No. 159"), The Fair Value Option for Financial Assets and Financial Liabilities. FAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the Statement. Management is currently evaluating the effect of this pronouncement on its financial statements.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note C - Stockholders' equity:

The Company's authorized capital is 100,000,000 shares of $0.05 par value common stock and 10,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock were issued or outstanding at June 30, 2007 and 2006.

Stock and warrants
------------------

On January 1, 2002, the Company issued three series of warrants to Tauren Exploration, Inc. ("Tauren"), an entity wholly owned by the CEO and major stockholder of the Company (see Note E). These warrants allowed Tauren to purchase unregistered common shares in the Company as follows: 1) exercisable after May 1, 2002, to purchase 125,000 unregistered common shares at an exercise price of $1.00, which expired on April 30, 2003; 2) exercisable after May 1, 2003, to purchase 150,000 unregistered common shares at the exercise price of $1.50, which expired on April 30, 2004; and 3) exercisable after May 1, 2004, to purchase 200,000 unregistered common shares at an exercise price of $2.00, which expired on April 30, 2005. All of the above-referenced warrants expired unexercised.

On or about October 1, 2004, the Company closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 (the "Debentures"), to a group of institutional and high net worth investors. The Company had the option to pay the interest on the Debentures in common stock. The investors also received warrants to purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00 per share. Pursuant to the anti-dilution adjustment provisions applicable to such warrants, the exercise price applicable to the 1,000,000 of such warrants that have not been exercised is currently $0.50 per share. 1,635,000 of the above-referenced warrants had been exercised and 1,000,000 remained outstanding at June 30, 2007.

The Company allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $510,961 was recorded as an increase in additional paid in capital for the year ended June 30, 2006.

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

On December 16, 2005, the Company entered into a Securities Purchase Agreement and issued 2,500,000 common shares at a price of $0.80 per share and issued warrants, with five year expirations, for the purchase of up to 1,000,000 shares of Company common stock at an exercise price of $1.00 per share. The proceeds of the offering were used for exploratory drilling and working capital. None of the above-referenced warrants had been exercised and all remained outstanding at June 30, 2007.

On February 6, 2006, Cubic entered into a Credit Agreement with Petro Capital V, L.P. ("Petro Capital") pursuant to which Petro Capital advanced to the Company $5,500,000. In connection with the funding under the Credit Agreement, the Company issued to Petro Capital and Petro Capital Securities, LLC, warrants, with five-year expirations, for the purchase of up to 1,833,334 and 250,000 shares, respectively,

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

of Company common stock at an exercise price of $1.00 per share. Pursuant to the anti-dilution adjustment provisions applicable to such warrants, the exercise price applicable to all such warrants is currently $0.9842 per share. On May 8, 2007, 300,000 warrants were exercised utilizing a cashless exercise price of $1.35 per share and 81,289 shares were issued; and, on May 15, 2007, 300,000 warrants were exercised utilizing a cashless exercise price of $1.49 per share and 101,839 shares were issued. 1,233,334 of the above-referenced warrants issued to Petro Capital remained outstanding at June 30, 2007. None of the 250,000 warrants issued to Petro Capital Securities, LLC have been exercised and all remained outstanding at June 30, 2007. The Company allocated the proceeds from the issuance of the senior debt to the warrants and the senior debt based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,203,752 was recorded as an increase in additional paid in capital.

On July 28, 2006, Cubic entered into and consummated transactions pursuant to Subscription and Registration Rights Agreements (the "Subscription Agreements") with certain investors that are unaffiliated with the Company (the "Investors"). Pursuant to the Subscription Agreements, the Investors paid aggregate consideration of $2,100,000 to the Company for 3,000,000 shares of the Company's common stock and warrants exercisable, through July 31, 2011, into 1,500,000 shares of common stock at $0.70 per share. Pursuant to the anti-dilution adjustment provisions applicable to such warrants, the exercise price applicable to all such warrants is currently $0.6885 per share. None of the above-referenced warrants had been exercised and all remained outstanding at June 30, 2007.

On December 15, 2006, the Company entered into Subscription and Registration Rights Agreements with certain investors. One of the investors, William Bruggeman (and entities affiliated with him) was the beneficial owner, prior to this transaction, of approximately 23.0% of the common stock of the Company. In this transaction, Mr. Bruggeman (and entities affiliated with him) purchased an aggregate of 4,288,000 shares of common stock at a purchase price of $0.50 per share, or an aggregate of $2,144,000. Mr. Bruggeman (and entities affiliated with him) received warrants to purchase 2,144,000 shares of common stock with an exercise price of $0.70 per share. Another investor, Bob Clements, a director of the Company, purchased 100,000 shares of common stock at a purchase price of $0.50 per share, or an aggregate of $50,000. Mr. Clements received warrants to purchase 50,000 shares of common stock with an exercise price of $0.70 per share. None of the above-referenced warrants had been exercised and all remained outstanding at June 30, 2007.

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital ("Wells Fargo") providing for a revolving credit facility of $20,000,000 and a convertible term loan of $5,000,000 (the "Credit Facility"). In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an exercise price of $1.00 per share. The term loan is also convertible into 5,000,000 shares of Company common stock at a conversion price of $1.00 per share. None of the above-referenced warrants had been exercised and all remained outstanding at June 30, 2007. The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest (see "Note E - Long-term debt") based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

During the fiscal year ended June 30, 2007, the Company received $817,500 relating to the exercise of 2,235,000 warrants representing 1,818,128 shares of common stock.

Stock-based compensation
------------------------

On October 25, 2004, Cubic issued 155,000 shares of common stock to its officers and directors pursuant to a then current Director and Officer compensation plan. Based on a then market price of $0.51 per share, Cubic recorded a compensation expense of $79,050, which was included in general and administrative expenses for the fiscal year ended June 30, 2005.

On December 29, 2005, the shareholders of the Company approved the 2005 Stock Option Plan (the "Plan") and 3,750,000 shares of common stock were reserved, of which 1,711,000 shares have been issued through June 30, 2007, as set forth below.

On December 29, 2005, stock grants aggregating 597,000 unregistered shares were approved for issuance to the officers and directors of the Company. As of such date, the aggregate market value of the common stock granted was $483,570 based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amount was recorded as compensation expense and is included in general and administrative expenses for the fiscal year ended June 30, 2006.

On January 5, 2006, the Company issued 572,000 unregistered shares to the officers and directors of the Company pursuant to the Plan. As of such date, the aggregate market value of the common stock granted was $486,200 based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amount was amortized to compensation expense on a quarterly basis during calendar year 2006. Accordingly, $243,100 was recorded as compensation expense and included in general and administrative expenses for each of the fiscal years ended June 30, 2007 and 2006.

On January 10 and January 18, 2007, the Company issued 489,500 and 52,500 unregistered shares, respectively, to the officers, directors, and key employees of the Company pursuant to the Plan. As of such dates, the aggregate market value of the common stock granted was $391,600 and $42,000, respectively, based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amounts were amortized to compensation expense on a quarterly basis during calendar year 2007. An additional $30,000 was recorded when our former Chief Financial Officer resigned during fiscal 2007. Accordingly, $246,800 was recorded as compensation expense and included in general and administrative expense for the fiscal year ended June 30, 2007. The Named Executive Officers received the following grants: (i) 150,000 unregistered shares to Calvin A. Wallen, III, (ii) 75,000 unregistered shares to James L. Busby, and (iii) 47,500 unregistered shares to Jon S. Ross.


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note D - Loss per common share:
                                            2007                 2006                 2005
                                        -------------       -------------       -------------

Net loss attributable to stockholders   $ (5,800,774)       $ (2,769,050)       $   (784,526)
Weighted average number of shares of
     common stock                         50,338,450          38,477,353          33,112,644
Income (loss) per common share          $      (0.12)       $      (0.07)       $      (0.02)


Potential dilutive securities (stock warrants, convertible debt) have not been considered since the Company reported a net loss and, accordingly, their effects would be anti-dilutive.

Note E - Long-term debt:

October 2004 debt issue
-----------------------

On or about October 1, 2004, the Company closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 (the "Debentures"), to a group of institutional and high net worth investors. The Debentures were secured by the collateral set forth in the Deed of Trust, Security Agreement, Assignment of Production and Fixture Filing attached to a Form 8-K filed October 12, 2004. The Debentures paid an annual interest rate of 7% on a quarterly basis and were convertible into shares of our common stock at a price of $0.50 per share. The Company had the option to pay the interest on the Debentures in common stock. The proceeds of the Debentures were used for the acquisition of interests in oil and gas properties. The investors also received warrants to purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00 per share. During the fiscal year ended June 30, 2005, $705,000 of debt was converted into 1,410,000 shares of common stock, and 145,137 shares of common stock were issued in lieu of cash to pay interest. During the fiscal year ended June 30, 2006, $450,000 of debt was converted into 900,000 shares of common stock, and 40,805 shares of common stock were issued in lieu of cash to pay interest.

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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

February 2006 debt issue
------------------------

On February 6, 2006, Cubic entered into a Credit Agreement with Petro Capital V, L.P. (Petro Capital) pursuant to which Petro Capital advanced to the Company $5,500,000. The indebtedness bore interest at a rate of 12.5% per annum, was scheduled to mature on February 6, 2009, and was secured by substantially all of the assets of the Company. $1,800,000 of the funded amount was used to retire the 7% Senior Secured Convertible Debentures that were due September 30, 2009, described above. In connection with the funding under the Credit Agreement, the Company issued to Petro Capital and Petro Capital Securities, LLC, warrants, with five-year expirations, for the purchase of up to 1,833,334 and 250,000 shares, respectively, of Company common stock at an exercise price of $1.00 per share.

The Company allocated the proceeds from the issuance of the senior debt to the warrants and the senior debt based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,203,752 was recorded as an increase in additional paid in capital. The assignment of a value to the warrants resulted in a loan discount being recorded. The discount was being amortized over the original three-year term of the senior debt as additional interest expense. Amortization for the year ended June 30, 2007 was $298,371 and for the year ended June 30, 2006 was $174,451.

Cubic incurred loan costs of $483,643 on the issuance of the senior debt and warrants. The amount allocable to the senior debt of $367,586 was capitalized and was being amortized over the term of the senior debt. Amortization of loan costs for the senior debt was $83,101 for the year ended June 30, 2007 and was $48,587 for the year ended June 30, 2006.

The senior debt was retired on March 5, 2007, with proceeds from a new senior debt issue, as set forth below. In connection with this retirement, the Company recorded a loss on extinguishment of debt in the amount of $(1,082,887). Such amount includes the write-off of deferred loan costs ($235,898), and the write-off of the remaining loan discount ($846,989).

March 2007 debt issue
---------------------

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital, Inc. ("Wells Fargo") providing for a revolving credit facility of $20,000,000 and a convertible term loan of $5,000,000 (the "Credit Facility"). The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matures on March 1, 2010, and is secured by substantially all of the assets of the Company. Approximately $5,000,000 of the funded amount was used, together with cash on hand, to retire the Company's previously outstanding senior debt that was due February 6, 2009, described above.

The revolving credit facility is subject to a borrowing base, initially set at $4,000,000, and is subject to periodic review. The convertible term loan of $5,000,000 is convertible into 5,000,000 shares of Cubic common stock at a conversion price of $1.00 per share.

In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an exercise price of $1.00 per share.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest (see below) based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties. The assignment of a value to the warrants and net profit interest resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense. Amortization for the year ended June 30, 2007 was $164,961. Amortization for the years ending June 30, 2008 and 2009 is expected to be $516,030, and $514,620, respectively.

Cubic incurred loan costs of $240,613 on the issuance of the debt and warrants. The amount allocable to the debt of $166,590 has been capitalized and is being amortized over the term of the debt. Amortization for the year ended June 30, 2007 was $17,865. Amortization for the years ending June 30, 2008 and 2009 is expected to be $55,886, and $55,733, respectively.

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

On December 1, 1997, as renewed and revised on January 1, 2002, the Company entered into a contract with Tauren to provide the necessary technical, administrative and management expertise needed to conduct its business. Tauren also paid various organization costs and consulting fees on behalf of the Company. The monthly amount charged to the Company was based on actual costs of materials and labor hours of Tauren that were used pursuant to the terms of the agreement. The agreement was terminated effective January 1, 2006, except as to the office sharing provisions, which were extended to June 30, 2006 and since continue on a month to month basis. The Company now has 11 employees and its offices are subleased from Tauren. During fiscal 2007, the Company's only expense under the office sharing arrangement was the rent sublease. Charges to the Company under the contracts and subsequent arrangements were $26,748, $29,285 and $35,322 for the years ended June 30, 2007, 2006, and 2005, respectively.

An affiliated company, Tauren, owns a working interest in the wells in which the Company owns a working interest. As of June 30, 2007, the Company owed Tauren $3,715 for miscellaneous general and administrative expenses paid by Tauren on the Company's behalf; and, as of June 30, 2006, the Company owed Tauren $100,000, for advances for payments of joint interest leasehold and development costs. As of June 30, 2007 and 2006, The Company was owed by Tauren $0 and $12,685, respectively, for miscellaneous general and administrative expenses paid by the Company on Tauren's behalf.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

In addition, the wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating, Inc. ("Fossil"), which is owned 100% by the Company's President and Chief Executive Officer, Calvin Wallen III. As of June 30, 2007 and 2006, the Company owed Fossil $1,659,786 and $1,196,203, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $28,446 and $88,477, respectively, for oil and gas sales.

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

On February 6, 2006, the Company entered into a Purchase Agreement with Tauren Exploration, Inc., an entity wholly owned by Calvin Wallen III, the Company's Chairman of the Board and Chief Executive Officer, with respect to the purchase by the Company of certain Cotton Valley leasehold interests (approximately 11,000 gross acres; 5,000 net acres) held by Tauren. Pursuant to the Purchase Agreement, the Company acquired from Tauren a 35% working interest in approximately 2,400 acres and a 49% working interest in approximately 8,500 acres located in DeSoto and Caddo Parishes, Louisiana, along with an associated Area of Mutual Interest ("AMI") and the right to acquire at "cost" (as defined in the Purchase Agreement) a seventy percent (70%) working interest in all additional mineral leases obtained by Tauren in the AMI, in exchange for (a) $3,500,000 in cash, (b) 2,500,000 unregistered shares of Company common stock,
(c) an unsecured 12.5% promissory note in the amount of $1,300,000, which note was convertible into Company common stock at a conversion price of $0.80 per share (the "Tauren Note"), and (d) a drilling credit of $2,100,000. Total interest paid to Tauren under terms of the Tauren Note was $96,610 in fiscal 2007 and $64,110 in fiscal 2006. The consideration described above was determined based upon negotiations between Tauren and a Special Committee of the Company's directors, excluding Mr. Wallen. The Special Committee obtained an opinion from its independent financial advisor with respect to the fairness, from a financial point of view, to the public stockholders of the Company, of such transactions.

On November 10, 2006, the maturity of the Tauren Note was extended to October 5, 2007. In connection with the extension of the Tauren Note, the Company issued to Tauren warrants, with three-year expirations, for the purchase of up to 50,000 shares of Company common stock at an exercise price of $0.70 per share.

On February 2, 2007, the Tauren Note was retired pursuant to a provision in the note that required payment from the proceeds of an equity offering. The equity offering that occurred in December 2006 (see "Note C - Stockholders' Equity") was sufficient to facilitate such repayment.

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note G - Income taxes:

Deferred tax assets and  liabilities are computed by applying the effective U.S.
federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2007 and 2006, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

The components of the net deferred federal income tax assets (liabilities) at June 30 were as follows:

                                                        2007            2006
                                                     -----------    -----------
Deferred tax assets:
    Net operating loss carryforwards                 $ 4,013,000    $ 2,441,800
    Depletion basis of assets and related accounts        93,300           --
                                                     -----------    -----------
                                                     $ 4,106,300    $ 2,441,800
                                                     -----------    -----------
Deferred tax liabilities:
    Depletion basis of assets and related accounts   $    (1,500)   $  (493,800)
                                                     -----------    -----------
                                                     $    (1,500)   $  (493,800)
                                                     -----------    -----------
Net deferred tax (liabilities) assets before
    valuation allowance                              $ 4,104,800    $ 1,948,000
Valuation allowance                                   (4,104,800)    (1,948,000)
                                                     -----------    -----------
        Net deferred tax (liabilities) assets        $      --      $      --
                                                     ===========    ===========


The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended June 30, 2007, 2006 and 2005:


                                                     2007           2006           2005
                                                 -----------    -----------    -----------
Tax (benefit) calculated at statutory rate       $(1,450,000)   $  (692,000)   $  (197,000)
Losses not providing tax benefits                  1,450,000        692,000        197,000
                                                 -----------    -----------    -----------
Current federal income tax provision (benefit)   $      --      $      --      $      --
                                                 ===========    ===========    ===========
Change in valuation allowance                    $(2,156,800)   $ 1,346,200    $   137,800
                                                 ===========    ===========    ===========

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

As of June 30, 2007, the Company had net operating loss carryforwards of approximately $16,034,600, which are available to reduce future taxable income. These carryforwards expire as follows:

                                         Net operating
                           Year              losses
                         ------          ------------
                          2009               $ 5,700
                          2011               431,100
                          2012               205,100
                          2013               639,800
                          2019               845,600
                          2020               297,100
                          2021               172,100
                          2022                15,400
                          2023               571,900
                          2024                37,000
                          2025             1,321,800
                          2026             5,095,600
                          2027             6,413,700
                                         ------------
                                        $ 16,051,900
                                         ============


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

                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Litigation matters
------------------

The Company had filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled "Roseland Oil and Gas, Inc. v. William Vandever, et al," bringing suit against Clifford Kees, William Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 and 12 are void. This lawsuit was filed on April 26, 1999. All section 11 preferential rights were returned to the Company on or about January 2002. However, Clifford Kees was to retain his 1% override interest in these Reagan Lease Sections. Clifford Kees then moved to trial on the claim of attorney fees owed to him for the prosecution of this lawsuit. The trial was heard on September 25, 2002, with Kees requesting in excess of $200,000 in attorney fees and costs. In June 2003, the Court re-opened the trial as to attorney fees and costs, to allow Kees to put on additional evidence, and such trial was re-convened on June 19, 2003. On July 15, 2003, the Court entered a judgment in favor of Kees and against the Company for approximately $112,000. The Company appealed the judgment. On or about, September 17, 2004, the Eastland Court of Appeals issued its ruling, modifying the amounts owed by the Company under the judgment to $59,000. The Company was been denied a re-hearing as to clarification and a further reduction of the judgment. The Company filed a petition for review with the Texas Supreme Court that was denied on or about January 21, 2005.

The Company had put into the registry of the court a cash bond in the amount of $92,500. On or about March 14, 2005, the trial court issued a final ruling which ordered Cubic to pay out to Kees $83,726 of the monies in the registry of the court, with $8,774 of the monies in the registry of the court refunded to Cubic.

Note I - Cost of oil and gas properties:

Costs incurred
--------------

Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 2007, 2006 and 2005 were as follows:

                            2007        2006          2005
                        ----------   ----------   ----------
Property acquisitions   $  481,229   $6,176,766   $2,880,000
Exploration              2,759,794      808,678      733,946
Development                966,879    1,323,243         --
                        ----------   ----------   ----------
                        $4,207,902   $8,308,687   $3,613,946
                        ==========   ==========   ==========


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Capitalized costs
-----------------

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at June 30, 2007, 2006 and 2005 were as follows:

                                                 2007          2006          2005
                                             -----------   -----------   -----------

Proved properties                            $10,627,672   $ 6,679,730   $ 4,098,571
Unproved properties                            6,827,341     6,780,529     1,053,000
                                             -----------   -----------   -----------
                                              17,455,013    13,460,259     5,151,571
Less: Accumulated depreciation, depletion
     and amortization                          2,007,080     1,646,170     1,468,106
                                             -----------   -----------   -----------
         Total properties                     15,447,933    11,814,089     3,683,465
Less: impairment of oil and gas properties
     due to full cost ceiling test             1,790,882          --            --
                                             -----------   -----------   -----------
         Net properties                      $13,657,051   $11,814,089   $ 3,683,465
                                             ===========   ===========   ===========


Results of operations
---------------------

The results of operations from oil and gas producing activities for the years ended June 30, 2007, 2006 and 2005 were as follows:


                                                    2007         2006         2005
                                                 ---------    ---------    ---------

Revenues:
     Revenues                                    $ 583,416    $ 508,925    $ 469,441
     Preferred return                                 --           --           --
                                                 ---------    ---------    ---------
                                                   583,416      508,925      469,441
Expenses (excluding G&A and interest expense):
     Production and development costs              481,145      338,329      273,074
     Depreciation, depletion and amortization      360,910      178,064      364,496
                                                 ---------    ---------    ---------
                                                   842,055      516,393      637,570
                                                 ---------    ---------    ---------
Results before income taxes                       (258,639)      (7,468)    (168,129)
Provision for income taxes                            --           --           --
                                                 ---------    ---------    ---------
Results of operations (excluding corporate
     overhead and interest expense)              $(258,639)   $  (7,468)   $(168,129)
                                                 =========    =========    =========



                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note J - Oil and gas reserves information (unaudited):

The estimates of proved oil and gas reserves utilized in the preparation of the financial statements are estimated in accordance with guidelines established by the Securities and Exchange Commission and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations over prices and costs existing at year-end except by contractual arrangements.

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

The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 2007, 2006 and 2005 together with the changes therein:

                                                        Natural Gas (Mcf)
                                             --------------------------------------
                                                2007          2006          2005
                                             ----------    ----------    ----------

Proved developed and undeveloped reserves:
     Beginning of year                        2,796,900       509,625       311,098
     Revisions of previous estimates         (1,188,985)      226,730          --
     Purchases of reserves in place                --            --         269,308
     Extensions and discoveries               2,704,548     2,114,061          --
     Less: Production                           (70,412)      (53,516)      (70,781)
     Disposals of reserves in place                --            --            --
                                             ----------    ----------    ----------
End of year                                   4,242,051     2,796,900       509,625
                                             ==========    ==========    ==========


                                                   Oil and condensate (Bbls)
                                             --------------------------------------
                                                2007          2006          2005
Proved developed and undeveloped reserves:   ----------    ----------    ----------
     Beginning of year                            8,863         1,048          --
     Revisions of previous estimates             (2,437)        1,029         1,194
     Purchases of reserves in place                --            --              14
     Extensions and discoveries                   7,371         7,833           346
     Less: Production                              (967)       (1,047)         (506)
     Disposals of reserves in place                --            --            --
                                             ----------    ----------    ----------
End of year                                      12,830         8,863         1,048
                                             ==========    ==========    ==========



                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Standardized  measure of  discounted  future net cash flows  relating  to proved
--------------------------------------------------------------------------------
reserves:
---------

The standardized measure of discounted future net cash flows was calculated by applying current year-end prices, considering fixed and determinable price changes only to the extent provided by contractual arrangements or law, to estimated future production, less future expenditures (based on current costs) to be incurred in developing proved undeveloped and proved producing oil and gas reserves, and future income taxes. The resulting future net cash flows were discounted using a rate of 10% per annum (Table 1). The standardized measure of discounted net cash flow amounts contained in the following tabulation does not purport to represent the fair market value of the Company's oil and gas proved by drilling or production history. There are significant uncertainties inherent in estimating timing and amount of future costs. In addition, the method of valuation utilized, is based on current prices and costs and the use of a 10% discount rate, and is not necessarily appropriate for determining fair value
(Table 2).

The following is the estimated standardized measure relating to proved oil and gas reserves at June 30, 2007, 2006 and 2005:

Table 1                                          2007            2006           2005
-------                                     ------------    ------------    ------------

Future cash flows                           $ 30,768,518    $ 16,139,781    $  3,443,400
Future production costs                       (5,601,924)     (2,975,063)     (1,303,300)
Future development costs                     (11,832,100)     (3,453,350)        (23,900)
Future severance tax expense                  (1,713,562)       (819,785)       (213,900)
Future income taxes                                 --              --              --
                                            ------------    ------------    ------------
Future net cash flows                       $ 11,620,932    $  8,891,583    $  1,902,300
Ten percent annual discount for estimated
     timing of net cash flows                 (4,791,222)     (2,444,198)       (831,200)
                                            ------------    ------------    ------------
Standardized measure of
     discounted future net cash flows       $  6,829,710    $  6,447,385    $  1,071,100
                                            ============    ============    ============



The following is an analysis of changes in the estimated standardized measure of proved reserves during the years ended June 30, 2007, 2006 and 2005:

 Table 2                                          2007           2006           2005
-------                                       -----------    -----------    -----------

Changes from sale of oil and gas produced    $  (102,271)   $  (170,596)   $  (196,368)
Net changes in prices and production costs     1,474,742         18,591       (165,199)
Extensions and discoveries                     4,073,195      4,288,891        493,500
Revision of previous quantity estimates       (4,559,850)       508,762        (42,290)
Accretion of discounts                           644,739        107,110         73,191
Net change in income taxes                          --             --             --
Purchases of reserves in place                      --             --          197,300
Disposals of reserves in place                      --             --             --
Development costs incurred that reduced
     future development costs                   (339,500)       (11,300)          --
Changes in future development costs              324,717         69,210           --
Other                                         (1,133,447)       565,617        (20,947)
                                             -----------    -----------    -----------
Change in standardized measure               $   382,325    $ 5,376,285    $   339,187
                                             ===========    ===========    ===========


                               CUBIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note K - Subsequent events:

On August 27, 2007, two warrant holders of the Company exercised warrants for an aggregate of 200,000 shares of Company common stock, through the payment of $100,000 to the Company. On September 17, 2007, one warrant holder of the Company exercised warrants for 25,000 shares of Company common stock, through the payment of $17,500 to the Company.

On September 7, 2007, Wells Fargo increased the Company`s borrowing base to $8,600,000 under the revolving line of credit component of the Credit Facility in order to fund the drilling of new wells.