Form 10QSB
period 2007-09-30
CUBIC ENERGY INC
filed 2007-11-13
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of The Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 2007

                          Commission File Number 0-9355



                               CUBIC ENERGY, INC.
        (Exact name of small business issuer as specified in its charter)

             Texas                                       87-0352095
  (State or other jurisdiction of            (IRS Employer Identification No.)
         incorporation)

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

As of October 31, 2007, the Company had 56,405,896 shares of common stock, $0.05 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               CUBIC ENERGY, INC.


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                Independent Accountant's Report................................1

                Condensed Balance Sheets
                As of September 30, 2007 (unaudited) and June 30, 2007.........2

                Condensed Statements of Operations, (unaudited)
                For the three months ended September 30, 2007
                 and September 30, 2006........................................3

                Condensed Statements of Cash Flows, (unaudited)
                For the three months ended September 30, 2007
                 and September 30, 2006........................................4

                Notes to Condensed Financial Statements......................5-8

Item 2.     Management's Discussion and Analysis or Plan of Operation.......9-10

Item 3.     Controls and Procedures...........................................11


                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.................................................12

Item 6.     Exhibits..........................................................12

Signatures....................................................................13

Certifications

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT


The Stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheets as of September 30, 2007, and the related condensed statements of operations and of cash flows of Cubic Energy, Inc. for the three-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Cubic Energy, Inc. as of June 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the year then ended; and in our report dated September 26, 2007, we expressed an unqualified opinion on those statements.




                                                    PHILIP VOGEL & CO., PC

                                                    /s/ Philip Vogel & Co., PC
                                                    --------------------------

                                                    Certified Public Accountants


Dallas, Texas
November 9, 2007


                               CUBIC ENERGY, INC.

                                 BALANCE SHEETS

                                                                 September 30,
                                                                2007 (unaudited)    June 30, 2007
                                                                  ------------      ------------

Assets
Current assets:
     Cash and cash equivalents                                    $  1,860,887      $  3,122,273
     Accounts receivable - trade                                       402,723           218,874
     Prepaid drilling costs                                            954,843           721,136
     Other prepaid expenses                                            215,699           231,232
                                                                  ------------      ------------
            Total current assets                                     3,434,152         4,293,515
Property and equipment (at cost):
     Oil and gas properties, full cost method:
         Proved properties (including wells and related
            equipment and facilities)                                9,487,660         8,836,790
         Unproven properties                                        10,573,221         6,827,341
     Office and other equipment                                         14,672            12,886
                                                                  ------------      ------------
                                                                    20,075,553        15,677,017
Less accumulated depreciation, depletion and amortization            2,293,020         2,011,015
                                                                  ------------      ------------
            Property and equipment, net                             17,782,533        13,666,002
Other assets:
     Deferred loan costs, net                                          134,676           148,724
                                                                  ------------      ------------
            Total other assets                                         134,676           148,724
                                                                  ------------      ------------
                                                                  $ 21,351,361      $ 18,108,241
                                                                  ============      ============
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable and accrued expenses                        $     79,784      $     51,664
     Due to affiliates                                               1,302,987         1,635,055
                                                                  ------------      ------------
            Total current liabilities                                1,382,771         1,686,719
Long-term liabilities:
     Long-term debt, net of discounts                               11,793,851         7,626,739
                                                                  ------------      ------------
            Total long-term liabilities                             11,793,851         7,626,739
Commitments and contingencies                                             --                --
Stockholders' equity:
Preferred stock - $.01 par value, authorized 10,000,000 shares,
     issued none                                                          --                --
Common stock - $.05 par value, authorized 100,000,000 shares, issued 56,155,896 shares at September 30, 2007 and
     55,840,896 shares at June 30, 2007                              2,807,796         2,792,046
Additional paid-in capital                                          25,530,679        25,325,429
Accumulated deficit                                                (20,163,736)      (19,322,692)
                                                                  ------------      ------------
            Stockholders' equity                                     8,174,739         8,794,783
                                                                  ------------      ------------
                                                                  $ 21,351,361      $ 18,108,241
                                                                  ============      ============


        The accompanying notes are an integral part of these statements.


                               CUBIC ENERGY, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                              Three months ended
                                                                September 30,
                                                        ----------------------------
                                                            2007            2006
                                                        ------------    ------------

Revenues:
     Oil and gas sales                                  $    447,988    $    132,106
                                                        ------------    ------------
         Total revenues                                 $    447,988    $    132,106
Costs and expenses:
     Oil and gas production, operating and
         development costs                                   240,190          99,631
     Selling, general and administrative expenses            373,493         259,680
     Depreciation, depletion and non-loan-related
         amortization                                        282,005          51,387
                                                        ------------    ------------
         Total costs and expenses                            895,688         410,698
                                                        ------------    ------------
Operating income (loss)                                     (447,700)       (278,592)
                                                        ------------    ------------
Non-operating income (expense):
     Other income                                             17,870           1,747
     Interest expense, including amortization of loan
         discount                                           (397,166)       (323,556)
     Amortization of loan costs                              (14,048)        (30,827)
                                                        ------------    ------------
Total non-operating income (expense)                        (393,344)       (352,636)
                                                        ------------    ------------
Loss from operations before income taxes                    (841,044)       (631,228)
Provision for income taxes                                      --              --
                                                        ------------    ------------
Net loss                                                $   (841,044)   $   (631,228)
                                                        ============    ============
Net loss per common share - basic and diluted           $      (0.02)   $      (0.01)
                                                        ============    ============
Weighted average common shares outstanding                55,957,472      44,660,007




        The accompanying notes are an integral part of these statements.



                               CUBIC ENERGY, INC.

                            STATEMENTS OF CASH FLOWS

                                                                            Three months ended
                                                                               September 30,
                                                                      -----------------------------
                                                                          2007              2006
                                                                      -----------       -----------

Cash flows from operating activities:
Net (loss)                                                           $  (841,044)      $  (631,228)
Adjustments to reconcile net (loss) to cash provided
     (used) by operating activities:
         Depreciation, depletion and amortization                        425,765           192,902
         Stock issued for compensation                                   106,337           121,550
         Change in assets and liabilities:
            (Increase) decrease in accounts receivable - trade          (183,849)           (7,141)
            (Increase) decrease in other prepaid expenses                 12,696              --
            Increase (decrease) in due to affiliates                     (50,467)         (100,408)
            Increase (decrease) in accounts payable and
                accrued expenses                                          28,120            15,479
                                                                     -----------       -----------
     Net cash provided (used) by operating activities                   (502,442)         (408,846)
                                                                     -----------       -----------
Cash flows from investing activities:
Acquisition and development of oil and gas properties                 (4,678,351)         (437,932)
Purchase of office equipment                                              (1,786)           (1,029)
Advances on development costs                                           (233,707)       (1,165,916)
Cash restricted by debt                                                     --              (1,653)
                                                                     -----------       -----------
     Net cash provided (used) by investing activities                 (4,913,844)       (1,606,530)
                                                                     -----------       -----------
Cash flows from financing activities:
Proceeds from credit facility                                          4,037,400              --
Issuance of common stock, net                                            117,500         2,100,000
Repayment of advances                                                       --            (100,000)
                                                                     -----------       -----------
     Net cash provided (used) by financing activities                  4,154,900         2,000,000
                                                                     -----------       -----------
Net increase (decrease) in cash and cash equivalents                 $(1,261,386)      $   (15,376)
Cash and cash equivalents:
     Beginning of period                                               3,122,273           259,157
                                                                     -----------       -----------
     End of period                                                   $ 1,860,887       $   243,781
                                                                     ===========       ===========
Other information:
     Interest paid                                                   $   267,454       $   212,870




        The accompanying notes are an integral part of these statements.

                               CUBIC ENERGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2007
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2007 Form 10-KSB and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of September 30, 2007, and for the three-month periods ended September 30, 2007, and 2006, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Stock grants:

On December 29, 2005, the stockholders of the Company approved the 2005 Stock Option Plan (the "Plan") and 3,750,000 shares of common stock were reserved, of which 1,801,000 shares have been issued through September 30, 2007.

On January 5, 2006, the Company issued 572,000 unregistered shares to the officers and directors of the Company pursuant to the Plan. As of such date, the aggregate market value of the common stock granted was $486,200 based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amount was amortized to compensation expense on a quarterly basis during calendar year 2006. Accordingly, $121,550 was recorded as compensation expense and included in general and administrative expenses for the quarter ended September 30, 2006.

                               CUBIC ENERGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2007
                                   (Unaudited)

On January 10 and January 18, 2007, the Company issued 489,500 and 52,500 unregistered shares, respectively, to the officers, directors, and key employees of the Company pursuant to the Plan. As of such dates, the aggregate market value of the common stock granted was $391,600 and $42,000, respectively, based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amounts are being amortized to compensation expense on a quarterly basis during calendar year 2007. An additional $30,000 was recorded when our former Chief Financial Officer resigned during fiscal 2007, with such amount representing the remaining unamortized portion of his January 10, 2007 stock grant. Accordingly, a total amount of $93,400 was recorded as compensation expense and included in general and administrative expenses for the quarter ended September 30, 2007.

On August 20, 2007, the Company issued 90,000 unregistered shares to an officer of the Company pursuant to the Plan, with such grant subject to a vesting schedule over the following 12 months. As of such date, the aggregate market value of the common stock granted was $103,500 based on the then market price on the OTC Bulletin Board of the Company's common stock. Such amount is being amortized to compensation expense on a quarterly basis during fiscal year 2008. Accordingly, $12,937 was recorded as compensation expense and included in general and administrative expenses for the quarter ended September 30, 2007.

Long-term debt:

February 2006 debt issue
------------------------

On February 6, 2006, Cubic entered into a Credit Agreement with Petro Capital V, L.P. (Petro Capital) pursuant to which Petro Capital advanced to the Company $5,500,000. The indebtedness bore interest at a rate of 12.5% per annum, was scheduled to mature on February 6, 2009, and was secured by substantially all of the assets of the Company. $1,800,000 of the funded amount was used to retire the then outstanding 7% Senior Secured Convertible Debentures that were due September 30, 2009. In connection with the funding under the Credit Agreement, the Company issued to Petro Capital and Petro Capital Securities, LLC, warrants, with five-year expirations, for the purchase of up to 1,833,334 and 250,000 shares, respectively, of Company common stock at an exercise price of $1.00 per share.

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

Cubic incurred loan costs of $483,643 on the issuance of the senior debt and warrants. The amount allocable to the senior debt of $367,586 was capitalized and was being amortized over the term of the senior debt. Amortization of loan costs for the senior debt was $30,827 for the quarter ended September 30, 2006.

The senior debt was retired on March 5, 2007, with proceeds from a new senior debt issue, as set forth below.

                               CUBIC ENERGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2007
                                   (Unaudited)

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

The convertible term loan of $5,000,000 is convertible into 5,000,000 shares of Cubic common stock at a conversion price of $1.00 per share. The revolving credit facility is subject to a borrowing base, initially set at $4,000,000, and is subject to periodic review. On September 7, 2007, Wells Fargo increased the Company's borrowing base to $8,600,000 in order to fund the drilling of new wells.

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

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest (see above) based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties. The assignment of a value to the warrants and net profit interest resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense. Amortization for the quarter ended September 30, 2007 was $129,713. Amortization for the years ending June 30, 2008 and 2009 is expected to be $516,030, and $514,620, respectively.

Cubic incurred loan costs of $240,613 on the issuance of the debt and warrants. The amount allocable to the debt of $166,590 has been capitalized and is being amortized over the term of the debt. Amortization for the quarter ended September 30, 2007 was $14,048. Amortization for the years ending June 30, 2008 and 2009 is expected to be $55,886, and $55,733, respectively.

                               CUBIC ENERGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2007
                                   (Unaudited)

Related-party transactions:

An affiliated company, Tauren Exploration, Inc. ("Tauren"), owns a working interest in the wells in which the Company owns a working interest. As of September 30, 2007 and June 30, 2007, the Company owed Tauren $9,205 and $3,715, respectively, for miscellaneous general and administrative expenses paid by Tauren on the Company's behalf.

In addition, the wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating, Inc. ("Fossil"), which is owned 100% by the Company's President and Chief Executive Officer, Calvin Wallen III. As of September 30 and June 30, 2007, the Company owed Fossil $1,366,206 and $1,659,786, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $72,425 and $28,446, respectively, for oil and gas sales.

Subsequent event:

On October 22, 2007, two warrant holders of the Company exercised warrants for an aggregate of 250,000 shares of Company common stock, through the payment of $125,000 to the Company.

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

The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition, (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared To Three Months
Ended September 30, 2006:

Revenues

OIL AND GAS SALES increased 239% to $447,988 for the quarter ended September 30, 2007 from $132,106 for the quarter ended September 30, 2006 primarily due to higher gas volumes resulting from seven wells being on-line in Louisiana in the 2007 period versus three in the 2006 period.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as "LEASE OPERATING EXPENSES" elsewhere herein) increased 141% to $240,190 (54% of oil and gas sales) for 2007 from $99,631 (75% of oil and gas sales) for 2006 primarily due to more wells being on-line in Louisiana.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("G&A") increased 44% to $373,493 for 2007 from $259,680 in 2006 as a result of: $51,000 in commitment fees related to borrowings on the Company's Credit Facility, which was not in place in the 2006 period; a $25,988 increase in reserve report expenses; a $15,696 increase in compensation-related expenses resulting from an increase in the number of employees; and, $12,696 in expense for directors and officers insurance, which was not in place in the 2006 period.

DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A") increased 449% to $282,005 in fiscal 2007 from $51,387 in fiscal 2006. The increase was primarily due to a $6,168,457, or 44%, increase in "Property and equipment (at cost)" at September 30, 2007 as compared to September 30, 2006. Such increase was primarily related to capital expenditures for the acquisition and development of oil and gas properties.

INTEREST EXPENSE increased 23% to $397,166 in 2007 from $323,556 in 2006 primarily due to an increase in debt to $13,037,400 at September 30, 2007 from $6,800,000 at September 30, 2006. This increase resulted from the repayment of a $1,300,000 note held by Tauren on February 2, 2007 from the proceeds of a December 2006 equity offering, and the retirement of $5,500,000 of indebtedness held by Petro Capital V. L.P. on March 5, 2007 via the borrowing of $5,000,000 pursuant to the aforementioned Credit Facility with Wells Fargo's new senior convertible term loan and subsequent draws of approximately $8,037,400 on a related revolving line of credit. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $129,713 being recorded in the quarter ended September 30, 2007.

Liquidity and Capital Resources:

During the three months ended September 30, 2007, the Company used cash flows from operating activities of $502,442. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

The Company's working capital decreased to $2,051,381 at September 30, 2007 from $2,606,796 at June 30, 2007, primarily due to capital expenditures of $4,678,351 in the quarter ended September 30, 2007 related to the drilling of new wells and a $233,707 increase in prepaid drilling costs (also referred to as "advances on development costs" elsewhere herein). These increases were somewhat offset by the borrowing of an additional approximately $4,037,400 on the aforementioned revolving line of credit with Wells Fargo.

The Company plans to fund its development and exploratory activities through cash provided from operations and the utilization of the Credit Facility (see "Notes to Condensed Financial Statements - Long-Term Debt" elsewhere herein).

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings to which the Company is a party or to which its properties are subject, which are, in the opinion of management, likely to have a material adverse effect on the Company's results of operations or financial condition.

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


                                 CUBIC ENERGY, INC.
                                 ------------------
                                 (Registrant)


Date:  November 13, 2007         By:  /s/ Calvin A. Wallen, III
                                      ------------------------------------------
                                      Calvin A. Wallen, III, President and
                                      Chief Executive Officer


Date:  November 13, 2007         By: /s/ Scott D. Guffey
                                     -------------------------------------------
                                     Scott D. Guffey,  Chief Financial Officer
                                    (Principal Financial and Accounting Officer)