Form 10QSB
period 2007-12-31
CUBIC ENERGY INC
filed 2008-02-12
CIK 319156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of The Securities Exchange Act of 1934
                For the Quarterly Period Ended December 31, 2007

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

As of February 4, 2008, the Company had 57,246,651 shares of common stock, $0.05 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

                               CUBIC ENERGY, INC.


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                Independent Accountant's Report................................1

                Condensed Balance Sheets
                As of December 31, 2007 (unaudited) and June 30, 2007..........2

                Condensed Statements of Operations, (unaudited)
                For the three months ended December 31, 2007
                and December 31, 2006..........................................3

                Condensed Statements of Cash Flows, (unaudited)
                For the six months ended December 31, 2007
                and December 31, 2006..........................................4

                Notes to Condensed Financial Statements......................5-9

Item 2.     Management's Discussion and Analysis or Plan of Operation......10-12

Item 3.     Controls and Procedures...........................................12


                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.................................................13

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds ......13

Item 6.     Exhibits..........................................................13

Signatures....................................................................14

Certifications

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT


The Stockholders and Board of Directors
Cubic Energy, Inc.


We have reviewed the accompanying condensed balance sheets as of December 31, 2007, and the related condensed statements of operations and of cash flows of Cubic Energy, Inc. for the three-month and six-month periods ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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




                                                    PHILIP VOGEL & CO., PC

                                                    /s/ Philip Vogel & Co., PC
                                                    --------------------------

                                                    Certified Public Accountants


Dallas, Texas
February 11, 2008

                               CUBIC ENERGY, INC.

                                 BALANCE SHEETS

                                                                  December 31,
                                                                2007 (unaudited)     June 30, 2007
                                                                ----------------    ----------------

Assets
Current assets:
     Cash and cash equivalents                                    $  1,195,992       $  3,122,273
     Accounts receivable - trade                                       124,388            218,874
     Prepaid drilling costs                                          1,535,365            721,136
     Other prepaid expenses                                             83,728            231,232
                                                                  ------------       ------------
            Total current assets                                     2,939,473          4,293,515
Property and equipment (at cost):
     Oil and gas properties, full cost method:
         Proved properties (including wells and related
            equipment and facilities)                                9,595,421          8,836,790
         Unproven properties                                        14,748,642          6,827,341
     Office and other equipment                                         14,672             12,886
                                                                  ------------       ------------
                                                                    24,358,735         15,677,017
Less accumulated depreciation, depletion and amortization            2,497,268          2,011,015
                                                                  ------------       ------------
            Property and equipment, net                             21,861,467         13,666,002
Other assets:
     Deferred loan costs, net                                          120,629            148,724
                                                                  ------------       ------------
            Total other assets                                         120,629            148,724
                                                                  ------------       ------------
                                                                  $ 24,921,569       $ 18,108,241
                                                                  ============       ============
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable and accrued expenses                        $    198,166       $     51,664
     Due to affiliates                                                 765,564          1,635,055
                                                                  ------------       ------------
            Total current liabilities                                  963,730          1,686,719
Long-term liabilities:
     Long-term debt, net of discounts                               16,544,574          7,626,739
                                                                  ------------       ------------
            Total long-term liabilities                             16,544,574          7,626,739
Commitments and contingencies                                             --                 --
Stockholders' equity:
Preferred stock - $.01 par value, authorized 10,000,000 shares,
     issued none                                                          --                 --
Common stock - $.05 par value, authorized 100,000,000 shares, issued 56,520,899 shares at December 31, 2007 and
     55,840,896 shares at June 30, 2007                              2,826,046          2,792,046
Additional paid-in capital                                          25,697,929         25,325,429
Accumulated deficit                                                (21,110,710)       (19,322,692)
                                                                  ------------       ------------
            Stockholders' equity                                     7,413,265          8,794,783
                                                                  ------------       ------------
                                                                  $ 24,921,569       $ 18,108,241
                                                                  ============       ============

        The accompanying notes are an integral part of these statements.

                               CUBIC ENERGY, INC.

                            STATEMENTS OF OPERATIONS

                                                         Three months ended               Six months ended
                                                            December 31,                    December 31,
                                                    ----------------------------    ----------------------------
                                                        2007            2006            2007            2006
                                                    ------------    ------------    ------------    ------------

Revenues:
     Oil and gas sales                              $    375,825    $     86,263    $    823,813    $    218,369
                                                    ------------    ------------    ------------    ------------
        Total revenues                              $    375,825    $     86,263    $    823,813    $    218,369
Costs and expenses:
     Oil and gas production, operating and
        development costs                                181,422          88,944         421,612         188,575
     Selling, general and administrative expenses        453,811         353,173         827,304         612,853
     Depreciation, depletion and non-loan-related
        amortization                                     204,249          37,099         486,253          88,486
                                                    ------------    ------------    ------------    ------------
        Total costs and expenses                         839,482         479,216       1,735,169         889,914
                                                    ------------    ------------    ------------    ------------
Operating income (loss)                                 (463,657)       (392,953)       (911,356)       (671,545)
                                                    ------------    ------------    ------------    ------------
Non-operating income (expense):
     Other income                                         11,286           2,784          29,156           4,531
     Interest expense, including amortization of
        loan discount                                   (480,556)       (323,588)       (877,722)       (647,144)
     Amortization of loan costs                          (14,048)        (30,828)        (28,096)        (61,655)
                                                    ------------    ------------    ------------    ------------
Total non-operating income (expense)                    (483,318)       (351,632)       (876,662)       (704,268)
                                                    ------------    ------------    ------------    ------------
Loss from operations before income taxes                (946,974)       (744,585)     (1,788,018)     (1,375,813)
Provision for income taxes                                  --              --              --              --
                                                    ------------    ------------    ------------    ------------
Net loss                                            $   (946,974)   $   (744,585)   $ (1,788,018)   $ (1,375,813)
                                                    ============    ============    ============    ============
Net loss per common share - basic and diluted       $      (0.02)   $      (0.02)   $      (0.03)   $      (0.03)
                                                    ============    ============    ============    ============
Weighted average common shares outstanding            56,362,581      46,967,725      56,160,026      45,813,866










        The accompanying notes are an integral part of these statements.



                               CUBIC ENERGY, INC.

                            STATEMENTS OF CASH FLOWS

                                                                      Six months ended
                                                                        December 31,
                                                                 --------------------------
                                                                     2007          2006
                                                                 -----------    -----------

Cash flows from operating activities:
Net (loss)                                                       $(1,788,018)   $(1,375,813)
Adjustments to reconcile net (loss) to cash provided
     (used) by operating activities:
         Depreciation, depletion and amortization                    773,774        371,514
         Stock issued for compensation                               225,612        243,100
         Change in assets and liabilities:
            (Increase) decrease in accounts receivable - trade        94,486        (29,963)
            (Increase) decrease in other prepaid expenses             25,392           --
            Increase (decrease) in due to affiliates                (371,282)        30,810
            Increase (decrease) in accounts payable and
                accrued expenses                                     146,502         86,306
                                                                 -----------    -----------
     Net cash provided (used) by operating activities               (893,534)      (674,046)
                                                                 -----------    -----------
Cash flows from investing activities:
Acquisition and development of oil and gas properties             (9,178,142)    (1,079,381)
Purchase of office equipment                                          (1,786)        (1,029)
Advances on development costs                                       (814,229)    (1,323,543)
Cash restricted by debt                                                 --           (4,003)
                                                                 -----------    -----------
     Net cash provided (used) by investing activities             (9,994,157)    (2,407,956)
                                                                 -----------    -----------
Cash flows from financing activities:
Proceeds from credit facility                                      8,658,410           --
Issuance of common stock, net                                        303,000      6,040,000
Repayment of advances                                                   --         (100,000)
                                                                 -----------    -----------
     Net cash provided (used) by financing activities              8,961,410      5,940,000
                                                                 -----------    -----------
Net increase (decrease) in cash and cash equivalents             $(1,926,281)   $ 2,857,998
Cash and cash equivalents:
     Beginning of period                                           3,122,273        259,157
                                                                 -----------    -----------
     End of period                                               $ 1,195,992    $ 3,117,155
                                                                 ===========    ===========
Other information:
     Interest paid                                               $   618,296    $   425,772





        The accompanying notes are an integral part of these statements.

                               CUBIC ENERGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2007
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the "Company" or "Cubic"), are set forth in the Company's financial statements that are a part of its June 30, 2007 Form 10-KSB and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of December 31, 2007, and for the three-month and six-month periods ended December 31, 2007, and 2006, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

On December 21, 2007, one warrant holder of the Company exercised warrants for 100,000 shares of Company common stock, through the payment of $100,000 to the Company; and, an additional three warrant holders of the Company exercised warrants for an aggregate of 15,000 shares of Company common stock, through the payment of $10,500 to the Company.

                               CUBIC ENERGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2007
                                   (Unaudited)

Stock grants:

On December 29, 2005, the stockholders of the Company approved the 2005 Stock Option Plan (the "Plan") and 3,750,000 shares of common stock were reserved, of which 1,801,000 shares have been issued through December 31, 2007.

On January 5, 2006, the Company issued 572,000 unregistered shares to the officers and directors of the Company pursuant to the Plan. As of such date, the aggregate market value of the common stock granted was $486,200 based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amount was amortized to compensation expense on a quarterly basis during calendar year 2006. Accordingly, $121,550 was recorded as compensation expense and included in general and administrative expenses for each of the quarters ended September 30, 2006 and December 31, 2006.

On January 10 and January 18, 2007, the Company issued 489,500 and 52,500 unregistered shares, respectively, to the officers, directors, and key employees of the Company pursuant to the Plan. As of such dates, the aggregate market value of the common stock granted was $391,600 and $42,000, respectively, based on the last sale price on the OTC Bulletin Board of the Company's common stock. Such amounts were amortized to compensation expense on a quarterly basis during calendar year 2007. An additional $30,000 was recorded when our former Chief Financial Officer resigned during fiscal 2007, with such amount representing the remaining unamortized portion of his January 10, 2007 stock grant. Accordingly, $93,400 was recorded as compensation expense and included in general and administrative expenses for the quarter ended September 30, 2007 and December 31, 2007.

On August 20, 2007, the Company issued 90,000 unregistered shares to an officer of the Company pursuant to the Plan, with such grant subject to vesting in quarterly installments over the following 12 months. As of such date, the aggregate market value of the common stock granted was $103,500 based on the then market price on the OTC Bulletin Board of the Company's common stock. Such amount is being amortized to compensation expense on a quarterly basis during fiscal year 2008. Accordingly, $12,937 and $25,875 was recorded as compensation expense and included in general and administrative expenses for the quarters ended September 30, 2007 and December 31, 2007, respectively.

Long-term debt:

February 2006 debt issue
------------------------

On February 6, 2006, Cubic entered into a Credit Agreement with Petro Capital V, L.P. ("Petro Capital") pursuant to which Petro Capital advanced to the Company $5,500,000. The indebtedness bore interest at a rate of 12.5% per annum, was scheduled to mature on February 6, 2009, and was secured by substantially all of the assets of the Company. $1,800,000 of the funded amount was used to retire the then outstanding 7% Senior Secured Convertible Debentures that were due December 31, 2009. In connection with the funding under the Credit Agreement, the Company issued to Petro Capital and Petro Capital Securities, LLC, warrants, with five-year expirations, for the purchase of up to 1,833,334 and 250,000 shares, respectively, of Company common stock at an exercise price of $1.00 per share.

                               CUBIC ENERGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2007
                                   (Unaudited)

The Company allocated the proceeds from the issuance of the senior debt to the warrants and the senior debt based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,203,752 was recorded as an increase in additional paid in capital. The assignment of a value to the warrants resulted in a loan discount being recorded. The discount was being amortized over the original three-year term of the senior debt as additional interest expense. Amortization for the quarter and six months ended December 31, 2006 was $110,686 and $221,372, respectively.

Cubic incurred loan costs of $483,643 on the issuance of the senior debt and warrants. The amount allocable to the senior debt of $367,586 was capitalized and was being amortized over the term of the senior debt. Amortization of loan costs for the senior debt was $30,827 and $61,655 for the quarter and six months ended December 31, 2006, respectively.

The senior debt was retired on March 5, 2007, with proceeds from a new senior debt issue, as set forth below.

March 2007 debt issue
---------------------

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital, Inc. ("Wells Fargo") providing for a revolving credit facility of $20,000,000 (the "Revolving Note") and a convertible term loan of $5,000,000 (the "Term Loan"; together, the "Credit Facility"). The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matures on March 1, 2010, and is secured by substantially all of the assets of the Company. Approximately $5,000,000 of the funded amount was used, together with cash on hand, to retire the Company's previously outstanding senior debt that was due February 6, 2009, described above.

The Term Loan of $5,000,000 is convertible into 5,000,000 shares of Cubic common stock at a conversion price of $1.00 per share. The Revolving Note is subject to a borrowing base, initially set at $4,000,000, and is subject to periodic review. On September 7, 2007, Wells Fargo increased the Company's borrowing base to $8,600,000 in order to fund the remaining drilling and casing costs of five wells drilled since the beginning of fiscal 2008, the drilling and casing costs of two new wells and the costs of installing a gathering/sales line and associated equipment in the Company's Johnson Branch acreage in Caddo Parish, Louisiana. On November 19, 2007, Wells Fargo increased the Company's borrowing base to $14,500,000 in order to fund the completion costs and casing of eight wells already successfully drilled and the drilling of four additional wells located in the Company's Johnson Branch acreage.

In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an exercise price of $1.00 per share.

The terms of the Credit Facility, among other things, prohibit the Company from merging with another company or paying dividends, and limit additional indebtedness, sales of certain assets and investments. Additionally, upon the repayment in full of the Revolving Note, the repayment in full or conversion of the Term Loan and upon confirmation of the title of Wells Fargo to such interest upon conveyance by the Company, the Company agreed to convey a net profits interest to Wells Fargo equal to 5% of Cubic's net interest in certain of its Louisiana properties.

                               CUBIC ENERGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2007
                                   (Unaudited)

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest (see above) based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties. The assignment of a value to the warrants and net profit interest resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense. Amortization for the quarter and six months ended December 31, 2007 was $129,713 and $259,425, respectively. Amortization for the fiscal years ending June 30, 2008 and 2009 is expected to be $516,030 and $514,620, respectively.

Cubic incurred loan costs of $240,613 on the issuance of the debt and warrants. The amount allocable to the debt of $166,590 has been capitalized and is being amortized over the term of the debt. Amortization for the quarter and six months ended December 31, 2007 was $14,048 and $28,096, respectively; and for the fiscal years ending June 30, 2008 and 2009 is expected to be $55,886 and $55,733, respectively.

Related-party transactions:

An affiliated company, Tauren Exploration, Inc. ("Tauren"), which is owned 100% by the Company's President and Chief Executive Officer, Calvin Wallen III, owns a working interest in the wells in which the Company owns a working interest. As of December 31, 2007 and June 30, 2007, the Company owed Tauren $13,741 and $3,715, respectively, for miscellaneous capital expenditures and general and administrative expenses paid by Tauren on the Company's behalf.

In addition, the wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating, Inc. ("Fossil"), which is owned 100% by the Company's President and Chief Executive Officer, Calvin Wallen III. As of December 31 and June 30, 2007, the Company owed Fossil $1,108,647 and $1,659,786, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $356,824 and $28,446, respectively, for oil and gas sales.

Subsequent events:

On January 17, 2008, a warrant holder of the Company exercised warrants for an aggregate of 100,000 shares of Company common stock, through the payment of $50,000 to the Company.

On January 19, 2008, the Company borrowed an additional $1,239,950 on its revolving line of credit with Wells Fargo.

On January 31 and February 4, 2008, the Company issued 555,000 and 52,500 unregistered shares, respectively, to the officers, directors, and key employees of the Company pursuant to the Plan. As of such dates, the aggregate market value of the common stock granted was $880,000 and $84,525, respectively, based on the then-market price on the OTC Bulletin Board of the Company's common stock. Such amounts will be amortized to compensation expense on a quarterly basis during calendar year 2008.

On February 1, 2008, 50,000 warrants were exercised by a warrant holder utilizing a cashless exercise price of $1.55 per share and 18,252 shares of Company common stock were issued.

                               CUBIC ENERGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2007
                                   (Unaudited)

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

The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition, (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 Compared To Three Months Ended December 31, 2006:

Revenues

OIL AND GAS SALES increased 336% to $375,825 for the quarter ended December 31, 2007 from $86,263 for the quarter ended December 31, 2006 primarily due to higher gas volumes resulting from eight wells being on-line in Louisiana in the 2007 period versus three in the 2006 period.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as "LEASE OPERATING EXPENSES" elsewhere herein) increased 104% to $181,422 (48% of oil and gas sales) for 2007 from $88,944 (103% of oil and gas sales) for 2006 primarily due to more wells being on-line in Louisiana, which resulted in a $48,612 increase in salt water hauling and disposal costs, and a $43,692 increase in costs passed-through to the Company by the purchaser of the Company's gas. Such costs are deducted from the Company's gross revenue by the purchaser and include, but are not limited to: costs to market the Company's gas, compression fees, and the cost of fuel used by the purchaser to convey the Company's gas.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("G&A") increased 28% to $453,811 for 2007 from $353,173 in 2006 as a result of: $61,500 in commitment fees related to borrowings on the Company's Credit Facility, which was not in place in the 2006 period; a $43,128 increase in compensation-related expenses resulting from an increase in the number of employees; a $13,832 increase in reserve report expenses; and, $12,696 in expense for directors and officers insurance, which was not in place in the 2006 period. These increases were partially offset by a $32,539 decrease in legal fees primarily due to preparation and review of documents and filings related to a private placement of shares of the Company's common stock in December 2006; no such placement occurred in the 2007 period.

DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A") increased 451% to $204,249 in 2007 from $37,099 in 2006. The increase was primarily due to a $9,810,190, or 67%, increase in "Property and equipment (at cost)" at December 31, 2007 as compared to December 31, 2006. Such increase was primarily related to capital expenditures for the acquisition and development of oil and gas properties.

INTEREST EXPENSE increased 49% to $480,556 in 2007 from $323,588 in 2006 primarily due to an increase in debt to $17,658,410 at December 31, 2007 from $6,800,000 at December 31, 2006. This increase resulted from the repayment of a $1,300,000 note held by Tauren on February 2, 2007 from the proceeds of a December 2006 equity offering, and the retirement of $5,500,000 of indebtedness held by Petro Capital V. L.P. on March 5, 2007 via the borrowing of $5,000,000 pursuant to the aforementioned Credit Facility with Wells Fargo's new senior convertible term loan and subsequent draws of approximately $12,658,410 on a related revolving line of credit. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $129,712 being recorded in the quarter ended December 31, 2007.

Six Months  Ended  December 31, 2007  Compared To Six Months Ended  December 31,
2006:

Revenues

OIL AND GAS SALES increased 277% to $823,813 for the six months ended December 31, 2007 from $218,639 for the six months ended December 31, 2006 primarily due to higher gas volumes resulting from an average of approximately seven and one-half wells being on-line in Louisiana in the 2007 period versus three in the 2006 period.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as "LEASE OPERATING EXPENSES" elsewhere herein) increased 124% to $421,612 (51% of oil and gas sales) for 2007 from $188,575 (86% of oil and gas sales) for 2006 primarily due to more wells being on-line in Louisiana, which resulted in a $99,764 increase in salt water hauling and disposal costs, and a $111,520 increase in costs passed-through to the Company by the purchaser of the Company's gas. Such costs are deducted from the Company's gross revenue by the purchaser and include, but are not limited to: costs to market the Company's gas, compression fees, and the cost of fuel used by the purchaser to convey the Company's gas.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("G&A") increased 35% to $827,304 for 2007 from $612,853 in 2006 as a result of: $112,500 in commitment fees related to borrowings on the Company's Credit Facility, which was not in place in the 2006 period; a $58,824 increase in compensation-related expenses resulting from an increase in the number of employees; a $39,820 increase in reserve report expenses; and, $25,392 in expense for directors and officers insurance, which was not in place in the 2006 period. These increases were partially offset by a $29,545 decrease in legal fees primarily due to preparation and review of documents and filings related to a private placement of shares of the Company's common stock in December 2006; no such placement occurred in the 2007 period.

DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A") increased 450% to $486,253 in 2007 from $88,486 in 2006. The increase was primarily due to a $9,810,190, or 67%, increase in "Property and equipment (at cost)" at December 31, 2007 as compared to December 31, 2006. Such increase was primarily related to capital expenditures for the acquisition and development of oil and gas properties.

INTEREST EXPENSE increased 36% to $877,722 in 2007 from $647,144 in 2006 primarily due to an increase in debt to $17,658,410 at December 31, 2007 from $6,800,000 at December 31, 2006. This increase resulted from the repayment of a $1,300,000 note held by Tauren on February 2, 2007 from the proceeds of a December 2006 equity offering, and the retirement of $5,500,000 of indebtedness held by Petro Capital V. L.P. on March 5, 2007 via the borrowing of $5,000,000 pursuant to the aforementioned Credit Facility with Wells Fargo's new senior convertible term loan and subsequent draws of approximately $12,658,410 on a related revolving line of credit. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $259,425 being recorded in the six months ended December 31, 2007.

Liquidity and Capital Resources:

During the six months ended December 31, 2007, the Company used cash flows from operating activities of $893,534. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

The Company's working capital decreased to $1,975,743 at December 31, 2007 from $2,606,796 at June 30, 2007, primarily due to capital expenditures of $8,679,932 in the six months ended December 31, 2007 related to the drilling of new wells and a $814,229 increase in prepaid drilling costs (also referred to as "advances on development costs" elsewhere herein). These increases were somewhat offset by the borrowing of an additional $8,658,410 on the aforementioned revolving line of credit with Wells Fargo.

The Company plans to fund its development and exploratory activities through cash provided from operations and utilization of the Credit Facility (see "Notes to Condensed Financial Statements - Long-Term Debt" elsewhere herein).

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

Subsequent events:

During the month of January 2008, the Company completed and brought online for production six previously drilled wells and reached total drilling depth on two new wells in the Company's Johnson Branch acreage in Caddo Parish, Louisiana. On January 30, 2008, the Company announced that one of these two new wells, the Hudson 10 No. 1, was control flow drilled through the Bossier/Haynesville Shales to a total depth of 11,650 feet, and that third-party mud logs showed an 1,100 foot interval of shale gas in the Hudson 10 No. 1 well. As of January 31, 2008, the Company has successfully drilled 20 wells in its northwest Louisiana properties (eight in its Bethany Longstreet acreage in Desoto Parish, and 12 in its Johnson Branch acreage) and has completed and brought online for production 14 of such wells (eight in its Bethany Longstreet acreage in Desoto Parish, and six in its Johnson Branch acreage).

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

On December 21, 2007, one warrant holder of the Company exercised warrants for 100,000 shares of Company common stock, through the payment of $100,000 to the Company; and, an additional three warrant holders of the Company exercised warrants for an aggregate of 15,000 shares of Company common stock, through the payment of $10,500 to the Company.

The aggregate proceeds to the Company of the aforementioned warrant exercises were $303,000, all of which have been used for working capital purposes. The aforementioned issuances were made in reliance upon an exemption from registration set forth in Regulation D and/or Section 4(2) of the Securities Act of 1993, as amended, which exempts transactions by an issuer not involving a public offering.

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


                                       CUBIC ENERGY, INC.
                                       (Registrant)


Date:  February 12, 2008               By:  /s/ Calvin A. Wallen, III
                                            ------------------------------------
                                            Calvin A. Wallen, III, President and
                                            Chief Executive Officer

Date:  February 12, 2008               By:  /s/ Scott D. Guffey
                                            ------------------------------------
                                            Scott D. Guffey,  Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)