Form 10QSB
period 2008-03-31
CUBIC ENERGY INC
filed 2008-05-13
CIK 319156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒        Quarterly Report under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

Commission File Number 0-9355

CUBIC ENERGY, INC.

(Exact name of small business issuer as specified in its charter)

Texas

87-0352095

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

9870 Plano Road

Dallas, TX 75238

(Address of principal executive offices)

(972) 686-0369

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company.

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 9, 2008, the Company had 58,491,100 shares of common stock, $0.05 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

CUBIC ENERGY, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENT ACCOUNTANT’S REPORT

The Stockholders and Board of Directors

Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheets as of March 31, 2008, and the related condensed statements of operations and of cash flows of Cubic Energy, Inc. for the three-month and nine-month periods ended March 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Cubic Energy, Inc. as of June 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year then ended; and in our report dated September 26, 2007, we expressed an unqualified opinion on those statements.

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC

Certified Public Accountants

Dallas, Texas

May 12, 2008

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

	March 31, 2008	June 30, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$654,605	$3,122,273
Accounts receivable - trade	272,921	218,874
Prepaid drilling costs	—	721,136
Other prepaid expenses	778,714	231,232
Total current assets	1,706,240	4,293,515
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	19,263,723	8,836,790
Unproven properties	9,225,923	6,827,341
Office and other equipment	14,672	12,886
Property and equipment, at cost	28,504,318	15,677,017
Less accumulated depreciation, depletion and amortization	2,828,449	2,011,015
Property and equipment, net	25,675,869	13,666,002
Other assets:
Deferred loan costs, net	106,733	148,724
Total other assets	106,733	148,724
	$27,488,842	$18,108,241
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$255,358	$51,664
Due to affiliates	1,212,010	1,635,055
Total current liabilities	1,467,368	1,686,719
Long-term liabilities:
Long-term debt, net of discounts	18,514,467	7,626,739
Total long-term liabilities	18,514,467	7,626,739
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 10,000,000 shares, issued none	—	—
Common stock - $.05 par value, authorized 100,000,000 shares, issued 57,679,371 shares at March 31, 2008 and 55,840,896 shares at June 30, 2007	2,883,970	2,792,046
Additional paid-in capital	26,818,080	25,325,429
Accumulated deficit	(22,195,043)	(19,322,692)
Stockholders’ equity	7,507,007	8,794,783
	$27,488,842	$18,108,241

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues:
Oil and gas sales	$778,360	$77,601	$1,602,173	$295,970
Total revenues	$778,360	$77,601	$1,602,173	$295,970
Costs and expenses:
Oil and gas production, operating and development costs	390,361	176,427	811,973	365,002
General and administrative expenses	607,423	315,794	1,434,727	928,647
Depreciation, depletion and non-loan-related amortization	331,181	27,649	817,434	116,135
Total costs and expenses	1,328,965	519,870	3,064,134	1,409,784
Operating income (loss)	(550,605)	(442,269)	(1,461,961)	(1,113,814)

Non-operating income (expense):
Other income	6,906	21,064	36,062	25,595
Interest expense, including amortization of loan discount	(526,739)	(339,710)	(1,404,461)	(986,854)
Amortization of loan costs	(13,895)	(25,416)	(41,991)	(87,071)
Total non-operating income (expense)	(533,728)	(344,062)	(1,410,390)	(1,048,330)
Loss on debt extinguishment	—	(1,082,887)	—	(1,082,887)
Loss from operations before income taxes	(1,084,333)	(1,869,218)	(2,872,351)	(3,245,031)
Provision for income taxes	—	—	—	—
Net loss	$(1,084,333)	$(1,869,218)	$(2,872,351)	$(3,245,031)
Net loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.07)
Weighted average common shares outstanding	57,095,686	54,474,168	56,469,645	48,658,491

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net (loss)	$(2,872,351)	$(3,245,031)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	1,247,152	156,764
Stock issued for compensation	496,006	351,500
Write-off of deferred loan costs	—	318,999
Write-off of note payable discount	—	1,145,359
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	(54,047)	(6,689)
(Increase) decrease in other prepaid expenses	38,088	—
Increase (decrease) in accounts payable and accrued expenses	203,694	(79,881)
Increase (decrease) in due to affiliates	(326,572)	45,153
Net cash provided (used) by operating activities	(1,268,030)	(1,313,826)

Cash flows from investing activities:
Acquisition and development of oil and gas properties	(12,825,515)	(372,515)
Increase (decrease) in capital portion of due to affiliates	(96,473)	(964,106)
Purchase of office equipment	(1,786)	(1,029)
(Increase) decrease in advances on development costs	721,136	(1,147,580)
Decrease (increase) in restricted cash	—	401,723
Net cash provided (used) by investing activities	(12,202,638)	(2,083,507)

Cash flows from financing activities:
Issuance of common stock, net	503,000	6,465,000
Proceeds from credit facility	10,500,000	—
Issuance of convertible debt and warrants	—	5,000,000
Repayment of debt	—	(5,500,000)
Payment of note payable to affiliate	—	(1,300,000)
Loan costs incurred and other	—	(340,613)
Net cash provided (used) by financing activities	11,003,000	4,324,387

Net increase (decrease) in cash and cash equivalents	$(2,467,668)	$927,054
Cash and cash equivalents:
Beginning of period	3,122,273	259,157
End of period	$654,605	$1,186,211
Other information:
Cash interest paid	$1,016,712	$651,673

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the “Company” or “Cubic”), are set forth in the Company’s financial statements that are a part of its June 30, 2007 Form 10-KSB and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of March 31, 2008, and for the three-month and nine-month periods ended March 31, 2008, and 2007, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Stock issuance:

On August 27, 2007, two warrant holders of the Company exercised warrants for an aggregate of 200,000 shares of Company common stock, through the payment of an aggregate of $100,000 to the Company.

On September 17, 2007, a warrant holder of the Company exercised warrants for 25,000 shares of Company common stock, through the payment of $17,500 to the Company.

On October 22, 2007, two warrant holders of the Company exercised warrants for an aggregate of 250,000 shares of Company common stock, through the payment of an aggregate of $125,000 to the Company.

On December 21, 2007, four warrant holders of the Company exercised warrants for an aggregate of 115,000 shares of Company common stock, through the payment of an aggregate of $110,500 to the Company.

On January 17, 2008, a warrant holder of the Company exercised warrants for 100,000 shares of Company common stock, through the payment of $50,000 to the Company.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(Unaudited)

On February 1, 2008, 50,000 warrants were exercised by a warrant holder of the Company and 18,252 shares of Company common stock were issued utilizing a cashless exercise price of $1.55 per share, the closing price of the Company’s common stock on the prior trading day.

On March 7, 2008, 300,000 warrants were exercised by a warrant holder of the Company and 132,720 shares of Company common stock were issued utilizing a cashless exercise price of $1.75 per share, the closing price of the Company’s common stock on the prior trading day.

On March 13, 2008, a warrant holder of the Company exercised warrants for 200,000 shares of Company common stock, through the payment of $100,000 to the Company. On March 28, 2008 the same warrant holder exercised warrants for an additional 100,000 shares of Company common stock, through the payment of $50,000 to the Company.

Stock grants:

On December 29, 2005, the stockholders of the Company approved the 2005 Stock Option Plan (the “Plan”) and 3,750,000 shares of common stock were reserved, of which 2,408,500 shares have been issued through March 31, 2008.

On January 5, 2006, the Company issued 572,000 unregistered shares to the officers and directors of the Company pursuant to the Plan. As of such date, the aggregate market value of the common stock granted was $486,200 based on the last sale price on the OTC Bulletin Board of the Company’s common stock.  Such amount was amortized to compensation expense on a quarterly basis during calendar year 2006.  Accordingly, $121,550 was recorded as compensation expense and included in general and administrative expenses for each of the quarters ended September 30, 2006 and March 31, 2007.

On January 10 and January 18, 2007, the Company issued 489,500 and 52,500 unregistered shares, respectively, to the officers, directors, and key employees of the Company pursuant to the Plan.  As of such dates, the aggregate market value of the common stock granted was $391,600 and $42,000, respectively, based on the last sale price on the OTC Bulletin Board of the Company’s common stock.  Such amounts were amortized to compensation expense on a quarterly basis during calendar year 2007. An additional $30,000 was recorded when our former Chief Financial Officer resigned during fiscal 2007, with such amount representing the remaining unamortized portion of his January 10, 2007 stock grant. Accordingly, $93,400 was recorded as compensation expense and included in general and administrative expenses for the quarters ended September 30, 2007 and December 31, 2007.

On August 20, 2007, the Company issued 90,000 unregistered shares to an officer of the Company pursuant to the Plan, with such grant subject to vesting in quarterly installments over the following 12 months.  As of such date, the aggregate market value of the common stock granted was $103,500 based on the then market price on the OTC Bulletin Board of the Company’s common stock.  Such amount is being amortized to compensation expense on a quarterly basis during fiscal year 2008.  Accordingly, $12,937, $25,875 and $25,875 was recorded as compensation expense and included in general and administrative expenses for the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(Unaudited)

On January 31 and February 4, 2008, the Company issued 555,000 and 52,500 unregistered shares, respectively, to the officers, directors, and key employees of the Company pursuant to the Plan.  As of such dates, the aggregate market value of the common stock granted was $893,550 and $84,525, respectively, based on the then-market price on the OTC Bulletin Board of the Company’s common stock.  Such amounts are being amortized to compensation expense on a quarterly basis during calendar year 2008. Accordingly, $244,519 was recorded as compensation expense and included in general and administrative expenses for the quarter ended March 31, 2008.

Long-term debt:

February 2006 debt issue

On February 6, 2006, Cubic entered into a Credit Agreement with Petro Capital V, L.P. (“Petro Capital”) pursuant to which Petro Capital advanced to the Company $5,500,000. The indebtedness bore interest at a rate of 12.5% per annum, was scheduled to mature on February 6, 2009, and was secured by substantially all of the assets of the Company. $1,800,000 of the funded amount was used to retire the then outstanding 7% Senior Secured Convertible Debentures that were due December 31, 2009. In connection with the funding under the Credit Agreement, the Company issued to Petro Capital and Petro Capital Securities, LLC, warrants, with five-year expirations, for the purchase of up to 1,833,334 and 250,000 shares, respectively, of Company common stock at an exercise price of $1.00 per share.

The Company allocated the proceeds from the issuance of the senior debt to the warrants and the senior debt based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,203,752 was recorded as an increase in additional paid in capital. The assignment of a value to the warrants resulted in a loan discount being recorded. The discount was being amortized over the original three-year term of the senior debt as additional interest expense. Amortization for the quarter and nine months ended March 31, 2007 was $110,686 and $221,372, respectively.

Cubic incurred loan costs of $483,643 on the issuance of the senior debt and warrants. The amount allocable to the senior debt of $367,586 was capitalized and was being amortized over the term of the senior debt. Amortization of loan costs for the senior debt was $30,827 and $61,655 for the quarter and nine months ended March 31, 2007, respectively.

The senior debt was retired on March 5, 2007, with proceeds from a new senior debt issue, as set forth below.

March 2007 debt issue

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital, Inc. (“Wells Fargo”) providing for a revolving credit facility of $20,000,000 (the “Revolving Note”) and a convertible term loan of $5,000,000 (the “Term Loan”; and together with the Revolving Note, the “Credit Facility”).  The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matures on March 1, 2010, and is secured by substantially all of the assets of the Company.  Approximately $5,000,000 of the funded amount was used, together with cash on hand, to retire the Company’s previously outstanding senior debt that was due February 6, 2009, described above.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(Unaudited)

The Term Loan of $5,000,000 is convertible into 5,000,000 shares of Cubic common stock at a conversion price of $1.00 per share.  The Revolving Note is subject to a borrowing base (the “Borrowing Base”), initially set at $4,000,000, and is subject to periodic review. On September 7, 2007, Wells Fargo increased the Company’s Borrowing Base to $8,600,000 in order to fund the remaining drilling and casing costs of five wells drilled since the beginning of fiscal 2008, the drilling and casing costs of two new wells and the costs of installing a gathering/sales line and associated equipment in the Company’s Johnson Branch acreage in Caddo Parish, Louisiana. On November 19, 2007, Wells Fargo increased the Company’s Borrowing Base to $14,500,000 in order to fund the completion costs and casing of eight wells already successfully drilled and the drilling of four additional wells located in the Company’s Johnson Branch acreage. On May 8, 2008, Wells Fargo increased the Company’s Borrowing Base to $20,000,000 in order to fund the completion costs and casing of the four recently-drilled wells located in the Company’s Johnson Branch acreage (including two vertical wells drilled into the Bossier/Haynesville shales, at least one of which will be completed in the Haynesville shale formation) and the drilling of two additional wells located in the Company’s Bethany Longstreet acreage.

In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an exercise price of $1.00 per share.

The terms of the Credit Facility, among other things, prohibit the Company from merging with another company or paying dividends, and limit additional indebtedness, sales of certain assets and investments. Additionally, upon the repayment in full of the Revolving Note, the repayment in full or conversion of the Term Loan and upon confirmation of the title of Wells Fargo to such interest upon conveyance by the Company, the Company agreed to convey a net profits interest to Wells Fargo equal to 5% of Cubic’s net interest in its Louisiana properties.

On May 8, 2008, the Credit Facility with Wells Fargo was amended by the First Amendment to the Credit Agreement (the “First Amendment”). Material provisions of the First Amendment include the following: i) the Company may not prepay all or any part of the principal balance outstanding on the Term Loan prior to its maturity on March 1, 2010; and ii) until the next scheduled redetermination of the Borrowing Base (scheduled to be September 1, 2008), the amount of the Borrowing Base shall be $20,000,000.

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest (see above) based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties.  The assignment of a value to the warrants and net profit interest resulted in a loan discount being recorded.  The discount is being amortized over the original three-year term of the debt as additional interest expense.  Amortization for the quarter and nine months ended March 31, 2008 was $128,303 and $387,728, respectively. Amortization for the fiscal years ending June 30, 2008, 2009 and 2010 is expected to be $516,030, $514,620 and $342,610, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(Unaudited)

Cubic incurred loan costs of $240,613 on the issuance of the debt and warrants.  The amount allocable to the debt of $166,590 has been capitalized and is being amortized over the term of the debt.  Amortization for the quarter and nine months ended March 31, 2008 was $13,895 and $41,991, respectively; and for the fiscal years ending June 30, 2008, 2009 and 2010 is expected to be $55,886, $55,733 and $37,105, respectively.

Related-party transactions:

An affiliated company, Tauren Exploration, Inc. (“Tauren”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin Wallen III, owns a working interest in the wells in which the Company owns a working interest.  As of March 31, 2008 the Company was owed by Tauren $10,989 for miscellaneous capital expenditures and general and administrative expenses paid by the Company on Tauren’s behalf.  At June 30, 2007, the Company had owed Tauren $3,715 for miscellaneous capital expenditures and general and administrative expenses paid by Tauren on the Company’s behalf.

In addition, the wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin Wallen III.  As of March 31, 2008 and June 30, 2007, the Company owed Fossil $1,677,538 and $1,659,786, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $465,528 and $28,446, respectively, for oil and gas sales.

On May 6, 2008, the Company issued a subordinated promissory note in the amount of $2,000,000 to Diversified Dynamics Corporation, an entity controlled by William Bruggeman who, at the time of such transaction, was the beneficial owner of approximately 28.9% of the common stock of the Company. See “Subsequent Events” in “Item 2. Management’s Discussion and Analysis or Plan of Operation” elsewhere herein.

Subsequent events:

On April 1, 2008, 300,000 warrants were exercised by a warrant holder of the Company and 203,704 shares of Company common stock were issued utilizing a cashless exercise price of $3.04 per share, the closing price of the Company’s common stock on the prior trading day.

On April 1, 2008, a warrant holder of the Company exercised warrants for 100,000 shares of Company common stock, through the payment of $70,000 to the Company.

On April 2, 2008, 100,000 warrants were exercised by a warrant holder of the Company and 65,150 shares of Company common stock were issued utilizing a cashless exercise price of $2.80 per share, the closing price of the Company’s common stock on the trading day prior to receipt of the warrant holder’s subscription notice, which was March 31, 2008.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(Unaudited)

On April 2, 2008, 100,000 warrants were exercised by a warrant holder of the Company and 33,291 shares of Company common stock were issued utilizing a cashless exercise price of $2.92 per share, the closing price of the Company’s common stock on the trading day prior to receipt of the warrant holder’s subscription notice, which was April 1, 2008.

On April 8, 2008, 5,000 warrants were exercised by a warrant holder of the Company and 3,017 shares of Company common stock were issued utilizing a cashless exercise price of $2.46 per share, the closing price of the Company’s common stock on the prior trading day.

On April 10, 2008, 5,000 warrants were exercised by a warrant holder of the Company and 3,193 shares of Company common stock were issued utilizing a cashless exercise price of $2.70 per share, the closing price of the Company’s common stock on the prior trading day.

On April 16, 2008, 5,000 warrants were exercised by a warrant holder of the Company and 3,374 shares of Company common stock were issued utilizing a cashless exercise price of $3.00 per share, the closing price of the Company’s common stock on the prior trading day.

On April 18, 2008, a warrant holder of the Company exercised warrants for 325,000 shares of Company common stock, through the payment of $317,135 to the Company.

On April 21, 2008, a warrant holder of the Company exercised warrants for 75,000 shares of Company common stock, through the payment of $73,185 to the Company.

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Generally, forward-looking statements include words or phrases such as “management anticipates,” “the Company believes,” “the Company anticipates,” and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation’s Reform Act of 1995.

The factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (i) industry conditions and competition, (ii) the cyclical nature of the industry, (iii) domestic and worldwide supplies and demand for oil and gas, (iv) operational risks and insurance, (v) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vi) the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company’s operations in particular, (vii) production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas, and (viii) the risks described from time to time in the Company’s reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007:

Revenues

OIL AND GAS SALES increased 903% to $778,360 for the quarter ended March 31, 2008 from $77,601 for the quarter ended March 31, 2007 primarily due to higher gas volumes resulting from 16 wells being on-line in Louisiana in the 2008 quarter versus three in the 2007 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) increased 121% to $390,361 (50% of oil and gas sales) for the 2008 quarter from $176,427 (227% of oil and gas sales) for the 2007 quarter primarily due to more wells being on-line in Louisiana, which resulted in: a $120,271 increase in salt water hauling and disposal costs; $78,070 in common facility expenses for production from the Company’s Johnson Branch wells, which did not occur in the prior year period; and a $36,506 increase in costs passed-through to the Company by the purchaser of the Company’s gas.  Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) increased 92% to $607,423 for the 2008 quarter from $315,794 in the 2007 quarter as a result of: a $161,993 increase in non-cash stock compensation expense related primarily to appreciation of the Company’s common stock price and a 12% increase in the number of common shares granted versus the prior year period; a $29,587 increase in cash compensation expense resulting from an increase in the number of employees; and the following expenses, which occurred in the 2008 quarter but did not occur in the prior year quarter: $40,203 in marketing expenses; $30,000 in contracted professional services expenses related to management’s assessment of the Company’s internal controls over financial reporting required by Section 404(a) of the Sarbanes-Oxley Act of 2002; $21,131 in corporate fees related to the Company’s annual shareholders’ meeting; and $12,696 in expense for directors’ and officers’ insurance. These amounts were partially offset by a $15,998 decrease in legal fees compared to the 2007 quarter during which the Company incurred legal fees related to the transacting of the March 2007 debt issue.

DEPRECIATION, DEPLETION AND AMORTIZATION (“DD&A”) increased 1098% to $331,181 in the 2008 quarter from $27,649 in the 2007 quarter due to a $13,911,681, or 95%, increase in “Property and equipment, at cost” at March 31, 2008 as compared to March 31, 2007, which was a result of capital expenditures for the acquisition and development of additional oil and gas properties.

INTEREST EXPENSE increased 55% to $526,739 in the 2008 quarter from $339,710 in the 2007 quarter primarily due to an increase in debt (before discounts) to $19,500,000 at March 31, 2008 from $5,000,000 at March 31, 2007.  This increase resulted from the repayment of a $1,300,000 note held by Tauren on February 2, 2007 from the proceeds of a December 2006 equity offering, and the retirement of $5,500,000 of indebtedness held by Petro Capital V. L.P. on March 5, 2007 via the borrowing of $5,000,000 pursuant to the aforementioned Wells Fargo Credit Facility’s senior convertible term loan and subsequent draws of approximately $14,500,000 on a related revolving line of credit. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded.  The discount is being amortized over the original three-year term of the debt as additional interest expense with $128,303 being recorded in the quarter ended March 31, 2008.

Nine Months Ended March 31, 2008 Compared To Nine Months Ended March 31, 2007:

Revenues

OIL AND GAS SALES increased 441% to $1,602,173 for the fiscal 2008 period from $295,970 for the fiscal 2007 period primarily due to higher gas volumes resulting from an average of approximately 11 wells being on-line in Louisiana in the fiscal 2008 period versus three in the fiscal 2007 period.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) increased 122% to $811,973 (51% of oil and gas sales) for the fiscal 2008 period from $365,002 (123% of oil and gas sales) for the fiscal 2007 period primarily due to more wells being on-line in Louisiana, which resulted in: a $220,036 increase in salt water hauling and disposal costs; $78,841 in common facility expenses for production from the Company’s Johnson Branch wells, which did not occur in the prior year period; and a $147,718 increase in costs passed-through to the Company by the purchaser of the Company’s gas.  Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) increased 54% to $1,434,727 for the fiscal 2008 period from $928,647 in the fiscal 2007 period as a result of: a $144,505 increase in non-cash stock compensation expense related primarily to appreciation of the Company’s common stock price and a 29% increase in the number of common shares granted versus the prior year period; a $105,900 increase in cash compensation expense resulting from an increase in the number of employees; a $46,231 increase in reserve report expenses; and the following expenses, which occurred in the fiscal 2008 period but did not occur in the prior year period: $112,500 in commitment fees related to borrowings on the Company’s Credit Facility’s Revolving Note; $30,000 in contracted professional services fees related to management’s assessment of the Company’s internal controls over financial reporting required by Section 404(a) of the Sarbanes-Oxley Act of 2002; $38,504 in marketing expenses; $38,088 in expense for directors’ and officers’ insurance; and, $21,131 in corporate fees related to the Company’s annual shareholders’ meeting. These increases were partially offset by a $45,543 decrease in legal fees due to non-recurrence of: the preparation of documents and filings related to a private placement of shares of the Company’s common stock in December 2006; and the transacting of the March 2007 debt issue.

DEPRECIATION, DEPLETION AND AMORTIZATION (“DD&A”) increased 604% to $817,434 in the fiscal 2008 period from $116,135 in the fiscal 2007 period due to a $13,911,681, or 95%, increase in “Property and equipment, at cost” at March 31, 2008 as compared to March 31, 2007, which was a result of capital expenditures for the acquisition and development of additional oil and gas properties.

INTEREST EXPENSE increased 42% to $1,404,461 in the fiscal 2008 period from $986,854 in the fiscal 2007 period primarily due to an increase in debt (before discounts) to $19,500,000 at March 31, 2008 from $5,000,000 at March 31, 2007.  This increase resulted from the repayment of a $1,300,000 note held by Tauren on February 2, 2007 from the proceeds of a December 2006 equity offering, and the retirement of $5,500,000 of indebtedness held by Petro Capital V. L.P. on March 5, 2007 via the borrowing of $5,000,000 pursuant to the aforementioned Wells Fargo Credit Facility’s senior convertible term loan and subsequent draws of approximately $14,500,000 on a related revolving line of credit. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $387,728 being recorded in the nine months ended March 31, 2008.

Liquidity and Capital Resources:

During the nine months ended March 31, 2008, the Company used cash flows from operating activities of $1,268,030.  Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

The Company’s working capital decreased to $238,872 at March 31, 2008 from $2,606,796 at June 30, 2007, primarily due to capital expenditures of $12,825,515 related to the drilling of new wells and the aforementioned $1,268,030 use of cash from operating activities in the nine months ended March 31, 2008. These uses of cash were somewhat offset by the borrowing of $10,500,000 on the aforementioned revolving line of credit with Wells Fargo and $503,000 in proceeds from the issuance of stock, resulting from the exercise of warrants, during the nine months ended March 31, 2008.

The Company plans to fund its development and exploratory activities through cash provided from operations and utilization of its Credit Facility (see “Notes to Condensed Financial Statements – Long-Term Debt” elsewhere herein).

The Company cannot be certain that adequate funds will be available from operating cash flow and the Credit Facility to fully fund the projected capital expenditures for fiscal 2008.  Additionally, because future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company’s success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company’s development and exploration program, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploratory activities.

Although the Company believes it will be able to obtain funds pursuant to the above-mentioned alternatives, management cannot be assured that such capital resources will be available to the Company.  If we are unable to obtain such capital resources on a timely basis, the Company may curtail its planned development and exploratory activities.

During the month of January 2008, the Company completed and brought online for production six previously drilled wells and reached total drilling depth on two new wells in the Company’s Johnson Branch acreage in Caddo Parish, Louisiana.  On January 30, 2008, the Company announced that one of these two new wells, the Hudson 10 No. 1, was control flow drilled through the Bossier/Haynesville shales to a total depth of 11,650 feet, and that third-party mud logs showed a 1,100 foot interval of shale gas in the Hudson 10 No. 1 well. During the month of February 2008, the Company completed and brought online for production the two new wells drilled in the Company’s Johnson Branch acreage during the month of January 2008.

On March 28, 2008, the Company announced receipt of a report, prepared by an independent, petroleum engineering firm, delineating 2.5 trillion cubic feet of original gas in place (“OGIP”) in the Cotton Valley sandstones and Bossier/Haynesville shales in Cubic’s Johnson Branch acreage (comprising the majority of each of twelve 640-acre sections). The estimates received indicate OGIP for the Bossier/Haynesville shales ranges from 217 to 245 billion cubic feet (“BCF”) per section and OGIP of 20 BCF per section for the Cotton Valley sandstones. Cubic has a 49% working interest in its Johnson Branch acreage. The Company has not independently verified these estimates; therefore, no assurances can be made that these estimates are accurate or that the Company will be successful in achieving production consistent with these estimates.

As of May 9, 2008, the Company has successfully drilled 20 wells in its northwest Louisiana properties (eight in its Bethany Longstreet acreage in Caddo and DeSoto Parishes, and 12 in its Johnson Branch acreage in Caddo Parish). In its Johnson Branch acreage, Cubic has drilled twelve wells through the Cotton Valley, with three of these wells penetrating deeper through the Bossier/Haynesville shales.  To date, eight Johnson Branch wells have been completed as hydro-carbon producers in the Cotton Valley sandstones. Additionally, Cubic has eight producing wells in the Cotton Valley and Hosston formations of its Bethany Longstreet acreage.

Subsequent Events:

On May 6, 2008, the Company issued a subordinated promissory note in the amount of $2,000,000 (the “Subordinated Note”) to Diversified Dynamics Corporation (the “Lender”), an entity controlled by William Bruggeman who beneficially owns more than 5% of the common stock of the Company. As consideration for the loan made by Lender pursuant to the Subordinated Note, the Company agreed to convey to Lender, upon the repayment in full of the indebtedness evidenced by the Subordinated Note and the repayment in full of the senior indebtedness evidenced by the Credit Facility with Wells Fargo, an undivided 0.375% (0.375 of one percent) net profits interest in the future production of hydrocarbons from or attributable to Cubic’s net interest in its Louisiana properties. The proceeds of the Subordinated Note will be used for general corporate and working capital purposes.

Issuing the Subordinated Note required the consent of the holder of the Company’s senior indebtedness, Wells Fargo, which consent it granted on May 5, 2008. Subsequently, on May 8, 2008, the Credit Facility with Wells Fargo was amended by the First Amendment to the Credit Agreement (the “First Amendment”). Material provisions of the First Amendment include the following: i) the Company may not prepay all or any part of the principal balance outstanding on the Term Loan prior to its maturity on March 1, 2010; and ii) until the next scheduled redetermination of the Borrowing Base (scheduled to be September 1, 2008), the amount of the Borrowing Base shall be $20,000,000.

On May 8, 2008, Wells Fargo increased the Company’s Borrowing Base under the Revolving Note to $20,000,000 in order to fund the completion costs and casing of the four recently-drilled wells located in the Company’s Johnson Branch acreage (including two vertical wells drilled into the Bossier/Haynesville shales, at least one of which will be completed in the Haynesville shale formation) and the drilling of two additional wells located in the Company’s Bethany Longstreet acreage.

Item 3.  Controls and Procedures

Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures under Exchange Act Rules 13a -15(e) and 15d-15(e) are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principle executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in internal controls or other factors that could materially affect, or are reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There are no legal proceedings to which the Company is a party or to which its properties are subject, which are, in the opinion of management, likely to have a material adverse effect on the Company’s results of operations or financial condition.

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

On December 21, 2007, one warrant holder of the Company exercised warrants for 100,000 shares of Company common stock, through the payment of $100,000 to the Company; and an additional three warrant holders of the Company exercised warrants for an aggregate of 15,000 shares of Company common stock, through the payment of $10,500 to the Company.

On January 17, 2008, a warrant holder of the Company exercised warrants for 100,000 shares of Company common stock, through the payment of $50,000 to the Company.

On February 1, 2008, 50,000 warrants were exercised by a warrant holder of the Company and 18,252 shares of Company common stock were issued utilizing a cashless exercise price of $1.55 per share, the closing price of the Company’s common stock on the prior trading day.

On March 7, 2008, 300,000 warrants were exercised by a warrant holder of the Company and 132,720 shares of Company common stock were issued utilizing a cashless exercise price of $1.75 per share, the closing price of the Company’s common stock on the prior trading day.

On March 13, 2008, a warrant holder of the Company exercised warrants for 200,000 shares of Company common stock, through the payment of $100,000 to the Company. On March 28, 2008 the same warrant holder exercised warrants for an additional 100,000 shares of Company common stock, through the payment of $50,000 to the Company.

Aggregate proceeds to the Company of the aforementioned warrant exercises were $503,000, all of which have been or will be used for working capital purposes.  The aforementioned issuances were made in reliance upon an exemption from registration set forth in Regulation D and/or Section 4(2) of the Securities Act of 1993, as amended, which exempts transactions by an issuer not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on March 28, 2008. As of February 13, 2008, the record date for the meeting, 57,246,651 shares of common stock were issued and outstanding. A quorum of 45,283,161 shares of common stock was present or represented at the meeting.

The following individuals were nominated and elected to serve as directors:

Calvin A. Wallen, III (Chairman), Jon S. Ross, Gene C. Howard, Herbert A. Bayer, and Bob L. Clements.

The Shareholders voted as follows on the following matters:

1)     Election of Directors. The voting results for each of the nominees were as follows:

	For		Withheld
Calvin A. Wallen, III	42,686,898	94.3%	2,596,303	5.7%
Gene C. Howard	45,095,220	99.6%	187,941	0.4%
Herbert A. Bayer	45,095,220	99.6%	187,941	0.4%
Bob L. Clements	45,095,220	99.6%	187,941	0.4%
Jon S. Ross	44,936,858	99.2%	346,303	0.8%

2)     Ratification of the Board of Directors’ selection of Philip Vogel as the Company’s independent registered public accountants for the fiscal year ending June 30, 2008. The voting results were as follows:

For	45,095,980	99.6%
Against	1,496	0.0%
Abstain	185,685	0.4%
Total Shares Voted	45,283,161	100.0%

Item 6.  Exhibits

10.1                           Subordinated Promissory Note dated May 6, 2008

10.2                           First Amendment to Credit Agreement with Wells Fargo Energy Capital dated May 8, 2008

31.1         Rule 13a-14(a)/15d-14(a) Certification

31.2         Rule 13a-14(a)/15d-14(a) Certification

32.1         Section 1350 Certification

32.2         Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIC ENERGY, INC.
(Registrant)

Date: May 13, 2008	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: May 13, 2008	By:	/s/ Scott D. Guffey
Scott D. Guffey, Chief Financial Officer (Principal Financial and Accounting Officer)