Form 10KSB/A
period 2007-06-30
CUBIC ENERGY INC
filed 2008-08-05
CIK 319156

UNITED STATES

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

(Issuer’s Telephone Number)

Securities Registered Pursuant To Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $.05 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒         No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐       No ☒

The issuer’s revenues for the fiscal year ended June 30, 2007 were $583,416.

As of August 31, 2007, the registrant had outstanding 56,130,896 shares of common stock, $.05 par value, which is registrant’s only class of common stock. The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last sale price of the common stock as quoted on the Over-the-Counter Bulletin Board, was approximately $25,167,390 as of August 31, 2007.  Shares of common stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Transitional Small Business Disclosure Format:  Yes ☐       No ☒

CUBIC ENERGY, INC.

ii

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

EXPLANATORY NOTE

Cubic Energy, Inc. is filing this Amendment No. 1 on Form 10-KSB/A (“Amendment No.1”) to amend our Form 10-KSB for the year ended June 30, 2007, which was originally filed on September 28, 2007 (the “Original Filing”). We are filing this Amendment No.1 to amend:

•                  Part I. Item 1. Description of Business and Properties – Recent Developments;

•                  Part II. Item 6. Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources – Subsequent events;

•                  Part II. Item 7. Notes to Financial Statements – Note J - Oil and gas reserves information (unaudited); and

•                  Part III. Item 10. Executive Compensation.

These changes had no impact on the Company’s assets, liabilities, stockholders’ equity, statements of operations or statements of cash flows as of and for the fiscal year ended June 30, 2007 as reported in the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 amends the aforementioned items in their entirety and contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. Other than as set forth above and the inclusion of new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002, no other changes or amendments to the Original Filing are being made. All other exhibits as filed in our Form 10-KSB filed on September 28, 2007 are hereby incorporated by reference as to such. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission.

For the convenience of the reader, this Form 10-KSB/A sets forth the original Form 10-KSB in its entirety, as filed on September 28, 2007, as amended by this Amendment No. 1.

iii

PART I

Item 1.  Description of Business and Properties.

GENERAL

Cubic Energy, Inc. (referred to as “Cubic”, “we”, “our, “us” or the “Company”) is an independent energy company engaged in the development and production of, and exploration for, crude oil and natural gas.  Our oil and gas assets are concentrated principally in Texas and Louisiana.  At June 30, 2007, our total proved reserves were 4,319,031 MCFE.

Our predecessor was incorporated in October 1978.  Cubic was incorporated in 1999 in the State of Texas.  Our principal executive office is located at 9870 Plano Road, Dallas, Texas 75238, and our telephone number is (972) 686-0369.

In December 1997, we entered into a Stock Purchase Agreement (the “Agreement”) pursuant to which the Company issued 12,500,000 shares of our common stock in exchange for the conveyance to the Company of certain oil and gas properties by Calvin A. Wallen, III and his affiliates.  In connection with the Stock Purchase Agreement, three of the five members of the Board of Directors resigned and new directors were appointed, including Mr. Wallen, who also became President and CEO of the Company.

DESCRIPTION OF BUSINESS

Prior to the Agreement, we focused primarily on the acquisition of non-operated working interests and overriding royalty interests in oil and gas properties.  Subsequent to the Agreement in December 1997, we moved our headquarters from Tulsa, Oklahoma to Garland, Texas in order to utilize an affiliate’s assembled team of experienced management whose substantial expertise lay in acquisition, exploitation and development and the ability to manage both operated and non-operated oil and gas properties.  Current management believes that the ability to operate our own properties, through this affiliate, will result in significant cost savings to the Company.  In addition, after reviewing our existing property portfolio and refining our new business strategy, the management team initiated a divestment strategy to dispose of our non-strategic assets in non-core areas in order to concentrate on building core reserves.  Pursuant to this strategy, we have acquired additional properties in our core areas, primarily in Louisiana, as well as establishing a drilling program for the drilling of exploratory, development and infill wells, a strategy previously unavailable to us due to the technical expertise and experience required and the lack of available resources.  We have made substantial progress in redirecting our strategic business efforts and believe that attractive opportunities remain for acquisition and development of our remaining and future assets.

On or about October 1, 2004, we closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 (the “Debentures”), to a group of institutional and high net worth investors.  The Debentures were secured by the collateral set forth in the Deed of Trust, Security Agreement, Assignment of Production and Fixture Filing attached to our Form 8-K filed October 12, 2004.  The Debentures paid an annual interest rate of 7% on a quarterly basis and were convertible into shares of our common stock at a price of $0.50 per share.  We had the option to pay the interest on the Debentures in common stock.  The investors also received warrants to purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00 per share. Pursuant to the anti-dilution adjustment provisions applicable to such warrants, the exercise price applicable to the 1,000,000 of such warrants that have not been exercised is currently $0.50 per share. The proceeds of the Debentures were used primarily for the acquisition of interests in oil and gas properties.  The Debentures were retired on February 6, 2006, as set forth below.

On or about January 11, 2005, we issued 1,531,661 shares of common stock to Caravel Resources Energy Fund 2003-II, L.P. (the “Partnership”) in exchange for a 0.1914575033 working interest in the Kraemer 24-1 Well, Desoto Parish, Township 14 N, Range 15 W, Section 24 (the “Well”).  The Company also issued 468,339 shares of common stock to Mr. Wallen in exchange for a 0.0585424967 working interest in the Well.  The common stock closed at a price of $0.90 on January 10, 2005.

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

Concurrently, on February 6, 2006, the Company entered into a Purchase Agreement with Tauren Exploration, Inc. (“Tauren”), an entity wholly owned by Calvin Wallen III, the Company’s Chairman of the Board and Chief Executive Officer, with respect to the purchase by the Company of certain Cotton Valley leasehold interests (approximately 11,000 gross acres; 5,000 net acres) held by Tauren.  Pursuant to the Purchase Agreement, the Company acquired from Tauren a 35% working interest in approximately 2,400 acres and a 49% working interest in approximately 8,500 acres located in DeSoto and Caddo Parishes, Louisiana, along with an associated Area of Mutual Interest (“AMI”) and the right to acquire at “cost” (as defined in the Purchase Agreement) a working interest in all additional mineral leases obtained by Tauren in the AMI, in exchange for (a) $3,500,000 in cash, (b) 2,500,000 unregistered shares of Company common stock, (c) a short-term promissory note in the amount of $1,300,000, which note was convertible into Company common stock at a conversion price of $0.80 per share, and (d) a drilling credit of $2,100,000.

On July 28, 2006, Cubic entered into and consummated transactions pursuant to Subscription and Registration Rights Agreements (the “Subscription Agreements”) with certain investors that are unaffiliated with the Company (the “Investors”).  Pursuant to the Subscription Agreements, the Investors paid aggregate consideration of $2,100,000 to the Company for 3,000,000 shares of the Company’s common stock and warrants, exercisable through July 31, 2011, into 1,500,000 shares of common stock at $0.70 per share.  Pursuant to the anti-dilution adjustment provisions applicable to such warrants, the exercise price applicable to all such warrants is currently $0.6885 per share.  In addition to reimbursement of certain expenses incurred in connection with this offering, the Company agreed to pay 2% of the aggregate consideration, in cash, plus 150,000 shares of common stock valued at $0.70 per share, to a placement agent.

On December 15, 2006, the Company entered into Subscription and Registrations Rights Agreements (the “Subscription Agreements”) with certain investors (the “Investors”). One of the Investors, William Bruggeman (and entities affiliated with him), was the beneficial owner, prior to this transaction, of approximately 23.0% of the common stock of the Company. Another Investor, Bob Clements, is a director of the Company. The remaining Investors had no material relationship with the Company. Pursuant to the Subscription Agreements, the Investors paid aggregate consideration of $3,940,000 to the Company for 7,880,000 shares of the Company’s common stock and warrants exercisable into 3,940,000 shares of common stock. The warrants are exercisable through November 30, 2011, at $0.70 per share.

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital, Inc. (“Wells Fargo”) providing for a revolving credit facility of $20,000,000 and a convertible term loan of $5,000,000 (the “Credit Facility”). The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matures on March 1, 2010, and is secured by substantially all of the assets of the Company. The $5,000,000 convertible term loan was used, together with cash on hand, to retire the Company’s previously outstanding senior debt that was held by Petro Capital, as described above. The revolving credit facility is subject to a borrowing base, initially set at $4,000,000, and is subject to periodic review. The convertible term loan of $5,000,000 is convertible into 5,000,000 shares of Cubic common stock at a conversion price of $1.00 per share. In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an exercise price of $1.00 per share.

The terms of the Credit Facility, among other things, prohibit the Company from merging with another company or paying dividends, and limit additional indebtedness, sales of certain assets and investments. Upon the repayment in full of the Credit Facility, and with respect to certain properties, upon the occurrence of the conditions set forth in Section 2.14 of the Credit Agreement, the Company agreed to convey a net profits interest to Wells Fargo equal up to 5% of Cubic’s net interest in certain of its Louisiana properties.

The shares of common stock and warrants described in the aforementioned transactions were issued by the Company in reliance upon an exemption from registration set forth in Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering

PRINCIPAL OIL AND GAS PROPERTIES

The following table summarizes certain information with respect to our principal areas of operation at June 30, 2007:

	Proved Reserves		Percent	Present Value
	Oil	Gas	of Proved	(Discounted
Area	(Bbl)	(Mcf)	Reserves	@ 10%)
Louisiana	12,673	4,159,605	98.1%	$6,676,760
Texas	157	82,446	1.9%	152,950
Total	12,830	4,242,051	100.0%	$6,829,710

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

On September 25, 2007, the Company announced the results of three new wells delineating large impact reserves in the Cotton Valley interval.  Preliminary log analysis, performed by an independent reservoir engineer, for the three wells drilled in Cubic’s Johnson Branch acreage (T15N, R15W) of Caddo Parish, Louisiana, determined the following results: a) the Tabor 4-1 well drilled to a total depth of 10,550’ and logged 163 feet of net pay in the Cotton Valley between depths of 8,901’-9,798’; b) the McDonnell 8-1 well drilled to a total depth of 10,500’ and logged 142 feet of net pay in the Cotton Valley between depths of 8,907’-9,803’; and c) the Luttrell 7-1 well drilled to a total depth of 10,522’ and logged 113 feet of net pay in the Cotton Valley between depths of 8,880’-9,648’.  The aggregate net pay thickness in the three wells is 418 feet.

Cubic’s aforementioned wells are located five miles southeast of the Nelson Oil and Gas Alfred #3 well, which completed in 1989 and since that time has produced 4.2 Bcf of gas and 75,000 barrels of condensate from 112 feet of perforations in the Cotton Valley (8,552’-8,664’). In addition, Cubic is carefully analyzing prolific Hosston intervals found in these new wells. As of the date of this filing, September 28, 2007, Cubic: had two additional wells at total depth, which are undergoing evaluation; and, was conducting drilling operations on three additional wells in its Johnson Branch acreage.  We anticipate that by the end of October 2007 a total of eight wells will have been drilled and evaluated in our Johnson Branch acreage. Our engineering and construction personnel are working on the pipeline and compression infrastructure needed to commence the completion of the first of these wells in the next six to eight weeks. Cubic has a 49% working interest in its Johnson Branch acreage.

Seven miles to the South, in its Bethany Longstreet acreage, Cubic has drilled a total of eight wells. Work is ongoing at the Bethany Longstreet acreage to complete and fracture stimulate additional zones and to install gas lift and compression to significantly increase the average daily production from this area.  Cubic has a 25% working interest in these producing wells.

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

Price Considerations

Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil (“NYMEX-WTI”). The average crude oil price per Bbl received by us in fiscal year 2007 was $61.68 as compared to $59.90 in fiscal year 2006.

Natural gas prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBTU for natural gas delivered at Henry Hub, Louisiana established on the NYMEX (“NYMEX-Henry Hub”). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2007 was $7.44 as compared to $8.34 in fiscal 2006.

OIL AND GAS RESERVES

The following tables set forth the proved developed, proved non-producing and proved undeveloped reserves at June 30, 2007, the estimated future net revenues from such proved reserves and the Standardized Measure of Discounted Future Net Cash Flows attributable to our reserves at June 30, 2007, 2006 and 2005:

	Oil	Gas	Total		10%
Category	(Bbls)	(Mcf)	(Mcfe)	Income	Discount
Proved Producing	2,244	686,362	699,826	$3,345,208	$2,698,067
Proved Non-Producing	818	350,876	355,784	1,349,363	1,005,944
Proved Developed Reserves	3,062	1,037,238	1,055,610	$4,694,571	$3,704,011
Proved Undeveloped	9,768	3,204,813	3,263,421	6,926,991	3,125,699
Total Proved Reserves	12,830	4,242,051	4,319,031	$11,621,562	$6,829,710

	AT JUNE 30,
	2007	2006	2005
PROVED DEVELOPED RESERVES:
Oil (Bbl)	3,062	2,893	1,048
Gas (Mcf)	1,037,238	807,057	509,625
MCFE	1,055,610	824,415	515,913
Estimated future net revenues (before income tax)	$4,694,571	$2,841,088	$1,902,300
Standardized Measure (1)	$3,704,011	$2,343,348	$1,071,100

PROVED UNDEVELOPED RESERVES:
Oil (Bbl)	9,768	5,970	—
Gas (Mcf)	3,204,813	1,989,843	—
MCFE	3,263,421	2,025,663	—
Estimated future net revenues (before income tax)	$6,926,991	$6,050,495	$—
Standardized Measure (1)	$3,125,699	$4,104,037	$—

TOTAL PROVED RESERVES:
Oil (Bbl)	12,830	8,863	1,048
Gas (Mcf)	4,242,051	2,796,900	509,625
MCFE	4,319,031	2,850,078	515,913
Estimated future net revenues (before income tax)	$11,621,562	$8,891,583	$1,902,300
Standardized Measure (1)	$6,829,710	$6,447,385	$1,071,100

Average price used to calculate reserves:
Oil (Bbl)	$64.46	$70.09	$50.57
Gas (Mcf)	$7.06	$5.55	$6.65

(1)

The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value (using an annual discount rate of 10%) of estimated future net revenues from the production of proved reserves, after giving effect to income taxes. See “Note J - Oil and gas reserves information (unaudited)” in the Notes to the Financial Statements of the Company included elsewhere in this Report for additional information regarding the disclosure of the Standardized Measure information in accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 69 (“FAS No. 69”), “Disclosures about Oil and Gas Producing Activities.”

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

NET PRODUCTION, SALES PRICES AND COSTS

The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by us for the fiscal years ended June 30, 2007, 2006 and 2005:

	Year Ended June 30,
	2007	2006	2005
PRODUCTION VOLUMES:
Oil (Bbl)	967	1,047	506
Gas (Mcf)	70,412	53,516	67,744
Total Oil and Gas (MCFE)	76,214	59,798	70,780

WEIGHTED AVERAGE SALES PRICES:
Oil (per Bbl)	$61.68	$59.90	$43.42
Gas (per Mcf)	$7.44	$8.34	$6.61

SELECTED EXPENSES PER MCFE:
Production costs	$4.18	$5.05	$3.33
Workover expenses (non-recurring)	$1.40	$—	$0.08
Severance taxes	$0.39	$0.39	$0.34
Other revenue deductions	$0.34	$0.22	$0.11
Total lease operating expenses	$6.31	$5.66	$3.86
Selling, general and administrative expenses	$17.39	$23.42	$5.58
Depreciation, depletion and amortization	$4.76	$3.00	$5.15

PRODUCTIVE WELLS AND ACREAGE

Productive Wells

The following table sets forth our domestic productive wells at June 30, 2007:

Oil		Gas		TOTAL
Gross	Net	Gross	Net	Gross	Net
—	—	22	14.42	22	14.42

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage at June 30, 2007. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

Undeveloped		Developed		TOTAL
Gross	Net	Gross	Net	Gross	Net
15,462	6,281	2,080	1,083	17,542	7,364

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

OPERATIONS

We are not the operator of our wells, but, in all cases, as of August 31, 2007, Fossil Operating, Inc. (“Fossil”), an entity wholly owned by Mr. Wallen, is the operator.

We have contract relationships with petroleum engineers, geologists and other operations and production specialists who we believe will be able to improve production rates, increase reserves and/or lower the cost of operating our oil and gas properties.

Oil and gas properties are customarily operated under the terms of a joint operating agreement, which provides for reimbursement of the operator’s direct expenses and monthly per well supervision fees. Per well supervision fees vary widely depending on the geographic location and producing formation of the well, whether the well produces oil or gas and other factors.

EMPLOYEES

At August 31, 2007, the Company had four (4) full- and seven (7) part-time employees.  We regularly use independent consultants and contractors to perform various professional services, including well-site supervision, design, construction, permitting and environmental assessment.  We use independent contractors to perform field and on-site production operation services.

FACILITIES

The Company’s principal executive and administrative offices are located at 9870 Plano Road, Dallas, Texas. The offices are subleased from an affiliate controlled by Mr. Wallen and the offices are owned by this affiliate.  The average monthly amount charged to the Company during the year ended June 30, 2007, was $2,229.  The Company believes that there is other appropriate space available in the event the Company should terminate its current leasing arrangement.

RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information set forth in this Report, before investing in shares of our common stock.  Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.  Some information in this Report may contain “forward-looking” statements that discuss future expectations of our financial condition and results of operation.  The risk factors noted in this section and other factors could cause our actual results to differ materially from those contained in any forward-looking statements.

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

At June 30, 2007, we had working capital of $2,606,796. On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo providing for a revolving credit facility of $20,000,000 and a convertible term loan of $5,000,000 (the “Credit Facility”) in order to fund the drilling of new wells. There can be no assurance that funds under the Credit Facility and funds from operations will be adequate to satisfy our capital requirements.

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

Any future issuances of equity securities would likely result in dilution to our then existing shareholders while incurring additional indebtedness would result in increased interest expense and debt service changes.  See “Management’s Discussion and Analysis or Plan of Operation.”

We have a history of operating losses and may not be profitable in the future.

We incurred losses before income tax provisions of $(5,800,774) and $(2,769,050) for the fiscal years ended June 30, 2007 and 2006.  Our accumulated deficit as of June 30, 2007 was $(19,322,692). Historically, we have funded our operating losses, acquisitions and drilling costs primarily through a combination of private offerings of convertible debt, senior secured debt, exempt transactions, and equity securities; however, on March 5, 2007 we established a bank line of credit with Wells Fargo under the terms of the Credit Facility described elsewhere herein, the primary purpose of which is to fund drilling costs. Our success in obtaining the necessary capital resources to fund future costs associated with our operations and drilling plans is dependent upon our ability to: (i) increase revenues through acquisitions and recovery of our proved producing and proved developed non-producing oil and gas reserves; (ii) maintain effective cost controls at the corporate administrative office and in field operations; and (iii) obtain additional financing, including the exercise of outstanding warrants.  However, even if we achieve some success with our plans, there can be no assurance that we will be able to generate sufficient revenues to achieve significant profitable operations or to fund our drilling plans.  See “Management’s Discussion and Analysis or Plan of Operation.”

We have substantial capital requirements necessary for undeveloped properties for which we may not be able to obtain adequate financing.

The majority of our oil and gas reserves are undeveloped.  At June 30, 2007, we had proved undeveloped reserves of 3,263,421 MCFE, which represent approximately 76% of our total proved reserves of 4,319,031 MCFE. Recovery of the Company’s future undeveloped reserves will require significant capital expenditures. As such, our management intends to make capital expenditures of approximately $22,500,000 to further develop these reserves during fiscal year 2008.  No assurance can be given that our estimates of capital expenditures will prove accurate, that our financing sources will be sufficient to fully fund our planned development activities or that development activities will be either successful or in accordance with our schedule.  Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked.  No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

Development of our properties will require additional capital resources. Except for our $20,000,000 revolving credit facility with Wells Fargo Energy Capital, we have no commitments to obtain any additional debt or equity financing and there can be no assurance that additional financing will be available, when required, on favorable terms to us. The inability to borrow under the revolving credit facility or obtain additional financing could have a material adverse effect on us, including requiring us to curtail significantly our oil and gas development plans or farm-out development of our properties. Any additional financing may involve substantial dilution to the interests of our shareholders at that time. See “Management’s Discussion and Analysis or Plan of Operation.”

Oil and natural gas prices fluctuate widely and low prices could have a material adverse impact on our business and financial results.

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves.  Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices.  Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future.  Prices for oil and gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control.  These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions.  Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities.  Volatility in oil and gas prices could affect our ability to market our production through such systems, pipelines or facilities.  Substantially all of our gas production is currently sold to two gas marketing firms on a month-to-month basis at prevailing spot market prices.  Oil prices remained subject to unpredictable political and economic forces during fiscal years 2005, 2006 and 2007, and experienced fluctuations similar to those seen in natural gas prices for the year.  We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries (“OPEC”), changes in demand from many Asian countries, current events in the Middle East, security threats to the United States, and other factors associated with the world political and economic environment.  As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

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

The present value of future net reserves discounted at 10% (the “PV-10”) of proved reserves referred to in this report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties.  In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower.  Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation.  In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general.  Furthermore, our reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors.  See “Description of Business and Properties – Oil and Gas Reserves.”

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

Certain officers, directors and related parties, including entities controlled by Mr. Wallen, the President and Chief Executive Officer, have engaged in business transactions with the Company which were not the result of arm’s length negotiations between independent parties.  Our management believes that the terms of these transactions were as favorable to us as those that could have been obtained from unaffiliated parties under similar circumstances.  All future transactions between us and our affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of our Board of Directors.

The liquidity, market price and volume of our stock are volatile, and our stock is subject to certain penny stock rules.

Our common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”).  The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, if our common stock does not continue to trade in that or another suitable trading market.

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

The trading price of our common stock is below $5.00 per share.  As long as the trading price of our common stock remains below $5.00 per share, trading in our common stock is subject to the requirements of certain rules under the Exchange Act which require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the associated risks, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock.

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

Provisions of Texas law and our Articles of Incorporation and Bylaws may have the effect of delaying or preventing a change in control or acquisition of our Company.  Our Articles of Incorporation and Bylaws include provisions for a classified Board of Directors (although we do not currently have a classified board), “blank check” preferred stock (the terms of which may be fixed by our Board of Directors without shareholder approval), purported limits on shareholder action by written consent in lieu of a meeting, and certain procedural requirements governing shareholder meetings.  These provisions could have the effect of delaying or preventing a change in control of our Company.

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

Sales of natural gas by us are not regulated and are generally made at market prices.  However, the Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by us, as well as the revenues received by us for sales of such production.  Sales of our natural gas currently are made at uncontrolled market prices, subject to applicable contract provisions and price fluctuations that normally attend sales of commodity products.

Since the mid-1980’s, the FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B (“Order 636”), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed.  One of the FERC’s purposes in issuing the orders was to increase competition within all phases of the natural gas industry.

Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, and the courts have largely upheld Order 636.  Because further review of certain of these orders is still possible, and other appeals may be pending, it is difficult to exactly predict the ultimate impact of the orders on us and our natural gas marketing efforts.  Generally, Order 636 has eliminated or substantially reduced the interstate pipelines’ traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets.

While significant regulatory uncertainty remains, Order 636 may ultimately enhance our ability to market and transport our natural gas, although it may also subject us to greater competition, more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order 636 and, more recently, the price which shippers can charge for their released capacity.  In addition, in 1995, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities.  In January 1997, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service rate making methodology.  A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative.  While any additional FERC action on these matters would affect us only indirectly, these policy statements and proposed rule changes are intended to further enhance competition in natural gas markets.  We cannot predict what action the FERC will take on these matters, nor can we predict whether the FERC’s actions will achieve its stated goal of increasing competition in natural gas markets.  However, we do not believe that we will be treated materially differently than other natural gas producers and marketers with which we compete.

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

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment.  These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site.  Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources.  Furthermore, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We generate typical oil and gas field wastes, including hazardous wastes that are subject to the federal Resources Conservation and Recovery Act and comparable state statutes.  The United States Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes.  Furthermore, certain wastes generated by our oil and gas operations that are currently exempt from regulation as “hazardous wastes” may in the future be designated as “hazardous wastes,” and therefore be subject to more rigorous and costly operating and disposal requirements.

The Oil Pollution Act (“OPA”) imposes a variety of requirements on responsible parties for onshore and offshore oil and gas facilities and vessels related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States.  The “responsible party” includes the owner or operator of an onshore facility or vessel or the lessee or permittee of, or the holder of a right of use and easement for, the area where an onshore facility is located. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills.  Few defenses exist to the liability for oil spills imposed by OPA.  OPA also imposes financial responsibility requirements. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions.

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

“BBL” means a barrel of 42 U.S. gallons.

“BOE” means barrels of oil equivalent; converting volumes of natural gas to oil equivalent volumes using a ratio of six Mcf of natural gas to one Bbl of oil.

“BTU” means British Thermal Units. British Thermal Unit means the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

“Completion” means the installation of permanent equipment for the production of oil or gas.

“Development Well” means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

“Dry Hole” or “Dry Well” means a well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

“Exploratory Well” means a well drilled to find and produce oil or gas reserves not classified as proved, to find a new production reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

“Farm-Out” means an agreement pursuant to which the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage.  Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage.  The assignor usually retains a royalty or reversionary interest in the lease.  The interest received by an assignee is a “farm-in” and the assignor issues a “farm-out.”

“Farm-In” see “Farm-Out” above.

“Gas” means natural gas.

“Gross” when used with respect to acres or wells, refers to the total acres or wells in which we have a working interest.

“Infill Drilling” means drilling of an additional well or wells provided for by an existing spacing order to more adequately drain a reservoir.

“MCF” means thousand cubic feet.

“MCFE” means MCF of natural gas equivalent; converting volumes of oil to natural gas equivalent volumes using a ratio of one BBL of oil to six MCF of natural gas.

“MMBTU” means one million BTUs.

“Net” when used with respect to acres or wells, refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by the Company.

“Net Production” means production that is owned by the Company less royalties and production due others.

“Operator” means the individual or company responsible for the exploration, development and production of an oil or gas well or lease.

“Present Value” (“PV”) when used with respect to oil and gas reserves, means the estimated future gross revenues to be generated from the production of proved reserves calculated in accordance with the guidelines of the SEC, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation (except to the extent a contract specifically provides otherwise), without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

“Productive Wells” or “Producing Wells” consist of producing wells and wells capable of production, including wells waiting on pipeline connections.

“Proved Developed Reserves” means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery will be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

“Proved Reserves” means the estimated quantities of crude oil and natural gas which upon analysis of geological and engineering data appear with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

(ii)                                 Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

(iii)                              Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”; (B) crude oil and natural gas, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (C) crude oil and natural gas that may occur in undrilled prospects; and (D) crude oil and natural gas that may be recovered from oil shales, coal, gilsonite and other such resources.

“Proved Undeveloped Reserves” means reserves that are recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

“Recompletion” means the completion for production of an existing well bore in another formation from that in which the well has been previously completed.

“Reserves” means proved reserves.

“Reservoir” means a porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

“Royalty” means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

“2-D Seismic” means an advanced technology method by which a cross-section of the earth’s subsurface is created through the interpretation of reflecting seismic data collected along a single source profile.

“3-D Seismic” means an advanced technology method by which a three dimensional image of the earth’s subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, development and production.

“Working Interest” means an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties.

“Workover” means operations on a producing well to restore or increase production.

Item 2.  Description of Properties.

See “Description of Business and Properties.”

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

Common Stock and Market

The common stock of the Company is traded on the OTCBB, with the trading symbol “QBIK”.

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

Common Stock Price Range

The following table shows, for the periods indicated, the range of high and low closing bid information for our common stock as reported by the OTCBB.  Any market for our common stock should be considered sporadic, illiquid and highly volatile.  Prices reflect inter-dealer quotations, without adjustment for retail markup, markdowns or commissions, and may not represent actual transactions.  Our common stock’s trading range during the periods indicated is as follows:

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of August 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans

2005 Stock Option Plan approved by shareholders	—	$—	1,949,000

Equity compensation plans not approved by shareholders	—	$—	—
Total	—		1,949,000

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist in an understanding of the Company’s historical financial position and results of operations for each year in the two-year period ended June 30, 2007.  The Company’s Financial Statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

General

The Company’s future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. We have an inventory of exploration drilling locations to pursue after the fiscal year ending June 30, 2007. If we are unable to economically acquire or find significant new reserves for development and exploitation, the Company’s oil and gas production, and thus its revenues, would likely decline gradually as its reserves are produced. In addition, oil and gas prices are dependent upon numerous factors beyond the Company’s control, such as economic, political and regulatory developments and competition from other sources of energy. The oil and gas markets have historically been very volatile, and any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company’s financial condition and results of operations, and could result in a reduction in the carrying value of the Company’s proved reserves and adversely affect its access to capital.

THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED HEREIN AND IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN THIS ANNUAL REPORT AND THE DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

Comparison of Fiscal 2007 to Fiscal 2006

Revenues

OIL AND GAS SALES increased 15% to $583,416 in the fiscal year ended June 30, 2007 (“fiscal 2007”) from $508,925 in the fiscal year ended June 30, 2006 (“fiscal 2006”), due primarily to a 27% increase in oil and gas production, which was partially offset by an 11% decrease in the weighted average sales prices for gas (per Mcf).

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) increased 42% to $481,145 in fiscal 2007 from $338,239 in fiscal 2006 due primarily to greater activity resulting from more wells being brought on-line in Louisiana.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) decreased 5% to $1,325,192 in fiscal 2007 from $1,400,482 in fiscal 2006 primarily as a result of a $266,700 decrease in non-cash compensation expense related to stock grants to officers and directors.  Such decrease was partially offset by a $128,736 increase in compensation expenses resulting from an increase in the number of employees.

DEPRECIATION, DEPLETION AND AMORTIZATION (“DD&A”) increased 102% to $362,434 in fiscal 2007 from $179,237 in fiscal 2006. The increase was primarily due to a $2,595,469, or 143%, increase in capital expenditures in fiscal 2006 related to the acquisition and development of oil and gas properties.

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

Liquidity and Capital Resources

Overview

The Company’s primary resource is its oil and gas reserves. The Company has entered into a senior credit facility, but such facility is not expected to supplement the Company’s internally generated cash flow as a source of financing for its general working capital purposes. Product prices, over which we have no control, have a significant impact on revenues from production and the value of such reserves and thereby on the Company’s borrowing capacity in the event the Company determines to borrow additional funds. Within the confines of product pricing, the Company must be able to find and develop or acquire oil and gas reserves in a cost effective manner in order to generate sufficient financial resources through internal means to complete the financing of its capital expenditure program.

At June 30, 2007, the Company had working capital of $2,606,796.  On July 28 and December 15, 2006, we raised $2,100,000 and $3,940,000, respectively, through the private placement of common stock. On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo providing for the Credit Facility, which consists of a convertible term loan of $5,000,000 and a revolving credit facility of $20,000,000 in order to fund the drilling of new wells (see “Notes to Financial Statements – Note E – Long-term debt” elsewhere herein).

The following discussion sets forth the Company’s current plans for capital expenditures in fiscal 2008, and the expected capital resources needed to finance such plans.

Capital Expenditures

The majority of our oil and gas reserves are undeveloped.  Recovery of the Company’s future undeveloped proved reserves will require significant capital expenditures.  Our management estimates that aggregate capital expenditures of approximately $22,500,000 will be made to further develop these reserves during fiscal 2008.  Moreover, additional capital expenditures may be required for exploratory drilling on our undeveloped acreage.

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

The Company’s working capital increased to $2,606,796 at June 30, 2007 from a deficit of $(1,357,230) at June 30, 2006, primarily due to an increase in cash and cash equivalents resulting from the borrowing of approximately $4,000,000 on the aforementioned revolving line of credit with Wells Fargo.

Capital Resources

The Company plans to fund its development and exploratory activities through cash provided from operations and the utilization of the Credit Facility (see “Notes to Financial Statements – Note E – Long-term debt” elsewhere herein).

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

Inflation

Although the level of inflation affects certain of the Company’s costs and expenses, inflation did not have a significant effect on the Company’s results of operations during fiscal 2007.

Subsequent Events

Subsequent to the end of the fiscal year ended June 30, 2007, on September 7, 2007, Wells Fargo increased the Company’s Borrowing Base to $8,600,000 in order to fund: the remaining drilling and casing costs of five wells drilled since the beginning of fiscal 2008; the drilling and casing costs of two new wells; and the costs of installing a gathering/sales line and associated equipment in the Company’s Johnson Branch acreage in Caddo Parish, Louisiana.

Subsequent to the end of the fiscal year ended June 30, 2007, and as of the date of this filing, September 28, 2007, the Company has successfully drilled 13 wells in its northwest Louisiana properties (eight in its Bethany Longstreet acreage in Caddo and DeSoto Parishes, and five in its Johnson Branch acreage in Caddo Parish) and has completed and brought online for production seven of such wells (all in its Bethany Longstreet acreage). While it is in the Company’s future development plans to re-complete this first round of producing wells at a later date, the Company’s focus has changed from maximizing production and reserves in the first round of drilling to holding acreage and preserving capital for potentially much greater production and reserves from an emerging resource play (what is now known in the industry as the “Haynesville shale play”).

Given the forgoing subsequent events, the Company does not believe that the downward revisions in estimates taken in the fiscal 2007 reserve report (please also see “Description of Business and Properties – Recent Developments” and Notes to Financial Statements, “Note J - Oil and gas reserves information (unaudited)”) will have a material impact on the Company’s future prospects.

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

Item 8B.  Other Information.

None.

PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table provides information concerning each of our executive officers and directors as of August 31, 2007:

Name	Age	Position(s) Held with Cubic	Director Since

Calvin A. Wallen, III	52	Chairman of the Board, President and Chief Executive Officer	1997

Scott D. Guffey	43	Chief Financial Officer	n/a

Jon S. Ross	43	Corporate Secretary and Director	1998

Gene C. Howard	78	Director	1991

Herbert A. Bayer	56	Director	2003

Bob L. Clements	64	Director	2004

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

SCOTT D. GUFFEY joined the Company in August 2007 as Chief Financial Officer and brings more than 19 years of corporate finance-related experience to the Company.  Prior to joining Cubic, Mr. Guffey served as Vice President of Corporate Finance for BenefitMall Inc. from 2000 through 2006.  Prior to joining BenefitMall, Mr. Guffey served as Vice President of Finance, Mergers & Acquisitions (“M&A”) and Investor Relations for publicly-traded Aegis Communications Group, Inc. from 1997 through 2000.  Before joining Aegis, he was Vice President of Technology Investment Banking with Principal Financial Securities, Inc. for three years, and has seven years of Financial Planning & Analysis and M&A experience with Electronic Data Systems Corporation.  Mr. Guffey holds an M.B.A from Southern Methodist University and a B.A. in Economics from the University of Virginia.

JON S. ROSS has served as a director of the Company since April 1998 and as Secretary since November 1998.  Since 1989, Mr. Ross has been a practicing attorney in Dallas, Texas specializing in the representation of over eighty corporate entities within the past fifteen years.  He has served on several community and not-for-profit committees and Boards and has been asked to speak to corporate and civic leaders on a variety of corporate law topics.  Mr. Ross graduated from St. Mark’s School of Texas with honors in 1982 and graduated from the University of Texas at Austin in 1986 with a B.B.A. in Accounting.  He then graduated from the University of Texas School of Law in 1989 attaining a Juris Doctorate degree.

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

BOB L. CLEMENTS joined the Company’s board of directors in February 2004. Mr. Clements has a degree in the OPM Program from the Harvard Business School.  Mr. Clements has been in the wholesale food and restaurant business for over thirty years, currently controlling the largest independent producer of stuffed jalapenos and corn dogs as well as two successful restaurants in the Rockwall, Texas area.  Mr. Clements has served and currently serves on a variety of profit and charitable committees and boards.

There are no family relationships among any of the directors or executive officers of the Company.  See “Certain Relationships and Related Transactions” for a description of transactions between the Company and its directors, executive officers or their affiliates.

Audit Committee; Financial Expert

The Audit Committee is comprised of Messrs. Howard (Chairman), Clements and Bayer.  All of the members of the Audit Committee are “independent” under the rules of the SEC.  The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. Howard is the sole “audit committee financial expert” on the Audit Committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and holders of more than 10% of the common stock to file with the SEC reports of ownership and changes in ownership of common stock.  SEC regulations require those directors, executive officers, and greater than 10% shareholders to furnish the Company with copies of all Section 16(a) forms they file.

Based on the Company’s review of reports, the Company believes that the directors, executive officers, and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except as set forth below:

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

When establishing base salaries, cash bonuses and equity grants for each of the executives, the Compensation Committee considers the recommendations of the President and Chief Executive Officer and the Secretary, the executive’s role and contribution to the management team, responsibilities and performance during the past year and future anticipated contributions, corporate performance, and the amount of total compensation paid to executives in similar positions, and performing similar functions, at other companies for which data was available, as provided by third party compensation studies. One such study, published in April 2007 was a blind survey of over 1,000 companies located in the Dallas metropolitan area in the “Energy & Utilities” industry with less than 100 full-time equivalent employees. Another study, published in December 2004, included data from a survey of the following comparable companies: Arena Resources, Inc., ATP Oil & Gas, Berry Petroleum Company, Canadian Superior Energy, Edge Petroleum, Goodrich Petroleum, Infinity Inc., Petroleum Development Corp., The Meridian Resources Corp., and The Exploration Company.

The Compensation Committee relies upon its judgment in making compensation decisions, after reviewing the Company’s performance and evaluating each executive’s performance during the year. The Committee generally does not adhere to rigid formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements. We incorporate flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment.

Compensation Philosophy. The Compensation Committee’s compensation philosophy is to reward executive officers for the achievement of short and long-term corporate objectives and for individual performance.  The objective of this philosophy is to provide a balance between short-term goals and long-term priorities to achieve immediate objectives while also focusing on increasing shareholder value over the long term. Also, to ensure that we are strategically and competitively positioned for the future, the Compensation Committee has the discretion to attribute significant weight to other factors in determining executive compensation, such as maintaining competitiveness, pursuing growth opportunities and achieving other long-range business and operating objectives. The level of compensation should also allow us to attract, motivate, and retain talented executive officers that contribute to our long-term success. The compensation of our President and Chief Executive Officer and other executive officers is comprised of cash compensation and long-term incentive compensation in the form of base salary, discretionary bonuses and unregistered stock awards.

Elements of Our Compensation Program and Why We Pay Each Element.  For fiscal 2007, our total compensation for executive officers consisted of base salary, bonuses and long-term incentives in the form of common stock awards. In setting fiscal 2007 compensation, the Compensation Committee considered the specific factors discussed below:

Base Salary. In setting the executive officers’ base salaries, the Compensation Committee considers the achievement of corporate objectives as well as individual performance. Because the Compensation Committee believes that executive compensation should be viewed in terms of a balanced combination of cash compensation (i.e., base salaries and bonuses) and long-term incentive (i.e., stock grants), base salaries are targeted to approximate the low end of the range of base salaries paid to executives of similar companies for each position. To ensure that each executive is paid appropriately, the Compensation Committee considers the executive’s level of responsibility, prior experience, overall knowledge, contribution to business results, executive pay for similar positions in other companies, and executive pay within our company.

Discretionary Bonuses.  Executive bonuses are intended to link executive compensation with the attainment of Company goals. The actual payment of bonuses is primarily dependent upon the extent to which these Company-wide objectives are achieved. Determination of executive bonus amounts is not made in accordance with a strict formula, but rather is based on objective data combined with competitive ranges and internal policies and practices, including an overall review of both individual and corporate performance.  For fiscal year 2007, bonuses to executives were primarily based upon the achievement of certain business objectives including progress in meeting our expected drilling schedule and the obtainment of a new senior credit facility. The President and Chief Executive Officer has the discretion to recommend to the Compensation Committee to increase or decrease bonuses for all other executive officers, but any bonus amounts must be approved by the Compensation Committee.

Long-Term Incentives.  On December 29, 2005, the shareholders of the Company approved the 2005 Stock Option Plan (the “Plan”) under which our executive officers may be, among other forms of compensation, compensated through grants of unregistered shares of our common stock and/or grants of options to purchase shares of common stock. The Compensation Committee approves Plan grants that provide additional incentives and align the executives’ long-term interests with those of the shareholders of the Company by tying executive compensation to the long-term performance of the Company’s stock price.  Annual equity grants for our executives are typically approved in January.

The Compensation Committee recommends equity to be granted to an executive with respect to shares of common stock based on the following principal elements including, but not limited to:

•                  President and Chief Executive Officer’s and Secretary’s recommendations;

•                  Management role and contribution to the management team;

•                  Job responsibilities and past performance;

•                  Future anticipated contributions;

•                  Corporate performance; and

•                  Existing equity holdings.

Determination of equity grant amounts is not made in accordance with a strict formula, but rather is based on objective data combined with competitive ranges, past internal policies and practices and an overall review of both individual and corporate performance. Equity grants may also be made to new executives upon commencement of employment and, on occasion, to executives in connection with a significant change in job responsibility. The Compensation Committee believes annual equity grants more closely align the long-term interests of executives with those of shareholders and assist in the retention of key executives.  As such, these grants comprise the Company’s principal long-term incentive to executives.

Other Compensation Policies Affecting the Executive Officers

Compliance with Section 162(m) of the Internal Revenue Code. Section 162(m) disallows a federal income tax deduction to publicly held companies for certain compensation paid to our Named Executive Officers to the extent that compensation exceeds $1 million per executive officer covered by Section 162(m) in any fiscal year. The limitation applies only to compensation that is not considered “performance based” as defined in the Section 162(m) rules. In designing our compensation programs, the Compensation Committee considers the effect of Section 162(m) together with other factors relevant to our business needs. We have historically taken, and intend to continue taking, appropriate actions, to the extent we believe desirable, to preserve the deductibility of annual incentive and long-term performance awards. However, the Compensation Committee has not adopted a policy that all compensation paid must be tax-deductible and qualified under Section 162(m). We believe that the fiscal 2007 base salary, annual bonus and stock grants paid to the individual executive officers covered by Section 162(m) will not exceed the Section 162(m) limit and will be fully deductible under Section 162(m).

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

Employment Agreements. During fiscal 2007, our executive officers did not have employment, severance or change-of-control agreements. Our executive officers served at the will of the Board, which enabled us to terminate their employment with discretion as to the terms of any severance arrangement. This is consistent with our compensation philosophy.

Chief Executive Officer Compensation

Mr. Wallen’s annual base salary for fiscal 2007 was $150,000. He received a common stock award of 150,000 unregistered shares granted on January 10, 2007, which vested immediately.  Rule 144 promulgated under the Securities Act, which permits certain re-sales of unregistered securities, currently requires that such securities be paid for and held for a minimum of one year before they may be resold.

Chief Financial Officer Compensation

The Company’s former Chief Financial Officer, James L. Busby’s annual base salary for fiscal 2007 was $87,500, of which he received $80,601 prior to his resignation effective May 18, 2007.  He received a common stock award of 75,000 unregistered shares granted on January 10, 2007, which vested immediately.

Summary Compensation Table

The following table shows information regarding the compensation earned during the fiscal year ended June 30, 2007 by our Chief Executive Officer, our current Chief Financial Officer, our former Chief Financial Officer and our other most highly compensated executive officers who were employed by us as of June 30, 2007 and whose total compensation exceeded $100,000 during that fiscal year (the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards (1)	All Other Compen- sation (2)	Total

Calvin A. Wallen, III Chairman of the Board, President and Chief Executive Officer	2007	$150,000	$—	$120,000	$3,600	$273,600

James L. Busby (3) Former Chief Financial Officer	2007	$80,601	$2,100	$60,000	$3,300	$146,001

Scott D. Guffey (4) Chief Financial Officer	2007	$—	$—	$—	$—	$—

Jon S. Ross Secretary	2007	$60,000	$23,000	$38,000	$3,600	$124,600

(1)

On January 10, 2007 we granted our named executive officers a total of 272,500 unregistered shares of common stock as follows: Mr. Wallen, 150,000 shares; Mr. Busby, 75,000 shares; and Mr. Ross, 47,500 shares. These shares vested immediately on the grant date.

(2)

All Other Compensation consists solely of a $300 per month reimbursement towards each officer’s medical insurance premiums. The Company does not provide group health insurance coverage to its employees.

(3)	Mr. Busby resigned as Cubic’s Chief Financial Officer effective May 18, 2007.
(4)	Mr. Guffey was appointed Cubic’s Chief Financial Officer subsequent to the end of fiscal 2007, on August 20, 2007.

Fiscal 2007 Grants of Plan-Based Awards

The following table provides details regarding equity grants in fiscal 2007 to the Named Executive Officers. No stock options were granted to executive officers last year and thus any reference to options in the table below has been omitted.

Name	Grant Date	All Other Stock Awards: Number of Shares	Grant Date Fair Value of Stock Award

Calvin A. Wallen, III	January 10, 2007	150,000	$120,000

James L. Busby	January 10, 2007	75,000	$60,000

Scott D. Guffey	—	—	—

Jon S. Ross	January 10, 2007	47,500	$38,000

Stock Grants

On October 25, 2004, Cubic issued 155,000 shares of common stock to its officers and directors pursuant to a then current Director and Officer compensation plan. Based on a then market price of $0.51 per share, Cubic recorded a compensation expense of $79,050, which was included in general and administrative expenses for the fiscal year ended June 30, 2005.

On December 29, 2005, the shareholders of the Company approved the 2005 Stock Option Plan (the “Plan”) and 3,750,000 shares of common stock were reserved, of which 1,711,000 shares had been issued through June 30, 2007, and 1,801,000 shares have been issued through August 31, 2007, as set forth below.

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

	Number of Shares	Value Realized
Name	Acquired on Vesting	on Vesting

Calvin A. Wallen, III	150,000	$120,000

James L. Busby	75,000	$60,000

Jon S. Ross	47,500	$38,000

Pension Benefits and Non-Qualified Defined Contribution Plans

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans or non-qualified defined contribution plans sponsored by us. The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to adopt qualified or non-qualified defined benefit or non-qualified contribution plans if the Compensation Committee determines that doing so is in our best interests.

Information Related to Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans pursuant to SFAS 123(R), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”; and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. This Statement requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants) in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual financial periods beginning after June 30, 2006. See “Stock Grants”.

Non-Employee Director Compensation for Fiscal 2007

	Fees Earned or	Stock	All Other
Name	Paid in Cash (1)	Awards (2)	Compensation	Total

Gene C. Howard	$2,000	$42,400	$—	$44,400

Herbert A. Bayer	$2,000	$37,600		$39,600

Bob L. Clements	$2,000	$37,600	$—	$39,600

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of the Company’s common stock beneficially owned, as of August 31, 2007 by (i) each person known to the Company to beneficially own more than 5% of the common stock of the Company (the only class of voting securities now outstanding), (ii) each director and executive officer, and (iii) all directors and executive officers as a group. Unless otherwise indicated, we consider all shares of common stock that can be issued under convertible securities or warrants currently or within 60 days of August 31, 2007 to be outstanding for the purpose of computing the percentage ownership of the person holding those securities, but do not consider those securities to be outstanding for computing the percentage ownership of any other person. Each owner’s percentage is calculated by dividing the number of shares beneficially held by that owner by the sum of 56,130,896 and the number of shares that owner has the right to acquire within 60 days.

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
(2)

Includes 2,034,000 shares and warrants to purchase 600,000 shares held by Diversified Dynamics Corp., a company controlled by William Bruggeman; 120,000 shares owned by Consumer Products Corp., in which Mr. Bruggeman’s spouse, Ruth, is a joint owner; and, 12,401,303 shares and warrants to purchase 1,544,000 held jointly by William Bruggeman & Ruth Bruggeman as joint tenants with rights of survivorship.

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

(7)	Includes 109,527 shares held with spouse as joint tenants with rights of survivorship; and, warrants to purchase 50,000 shares.
(8)	Includes 322,245 shares are held by Mr. Howard’s spouse, Belva, of which Mr. Howard disclaims beneficial ownership.
(9)	Includes 6,000 shares held by minor children.
(10)	Includes 335, 287 shares held with spouse as joint tenants with rights of survivorship.
(11)	Mr. Busby is the Company’s former Chief Financial Officer. Mr. Busby resigned from the Company effective May 18, 2007.
(12)	Mr. Guffey was appointed Chief Financial Officer of the Company on August 20, 2007.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On February 6, 2006 the Company entered into a Purchase Agreement with Tauren Exploration, Inc., an entity wholly owned by Calvin Wallen III, the Company’s Chairman of the Board and Chief Executive Officer, with respect to the purchase by the Company of certain Cotton Valley leasehold interests (approximately 11,000 gross acres; 5,000 net acres) held by Tauren.  Pursuant to the Purchase Agreement, the Company acquired from Tauren a 35% working interest in approximately 2,400 acres and a 49% working interest in approximately 8,500 acres located in DeSoto and Caddo Parishes, Louisiana, along with an associated Area of Mutual Interest (“AMI”) and the right to acquire at “cost” (as defined in the Purchase Agreement) a working interest in all additional mineral leases obtained by Tauren in the AMI, in exchange for (a) $3,500,000 in cash, (b) 2,500,000 unregistered shares of Company common stock, (c) a short-term promissory note in the amount of $1,300,000, which note is convertible into Company common stock at a conversion price of $0.80 per share, and (d) a drilling credit of $2,100,000.  The consideration described above was determined based upon negotiations between Tauren and a Special Committee of the Company’s directors, excluding Mr. Wallen.  The Special Committee obtained an opinion from its independent financial advisor with respect to the fairness, from a financial point of view, to the public stockholders of the Company, of such transactions.

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

Item 13.  Exhibits.

No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-QSB for the period ended September 30, 1999).

3.2

Articles of Amendment to the Articles of Incorporation of the Company dated December 30, 2005 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-QSB for the period ended December 31, 2005).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-KSB for the period ended June 30, 2000).

10.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2004).

10.2

Registration Rights Agreement, effective as of September 30, 2004, among Cubic Energy, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2004).

10.3

Securities Purchase Agreement, dated as of December 12, 2005, among Cubic Energy, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2005).

10.4

Registration Rights Agreement, dated as of December 12, 2005, among Cubic Energy, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2005).

10.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2005).

10.6

Credit Agreement, dated February 6, 2006, by and among Cubic Energy, Inc. and Petro Capital V, L.P. (filed as exhibit 10.1 to the Company’s Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.7

Promissory Note, dated as of February 6, 2006, by Cubic Energy, Inc., payable to Petro Capital V, L.P. in the maximum principal amount of $7,000,000 (filed as exhibit 10.2 to the Company’s Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.8

Common Stock Purchase Warrant, dated February 6, 2006, issued to Petro Capital Securities, LLC (filed as exhibit 10.3 to the Company’s Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.9	Common Stock Purchase Warrant, dated February 6, 2006, issued to Petro Capital V, L.P. (filed as exhibit 10.4 to the Company’s Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.10

Registration Rights Agreement, dated as of February 6, 2006, by and between Cubic Energy, Inc., Petro Capital V, L.P. and Petro Capital Securities, LLC (filed as exhibit 10.5 to the Company’s Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.11

Purchase Agreement, dated as of February 6, 2006, by and among Cubic Energy, Inc., Calvin Wallen III, and Tauren Exploration, Inc. (filed as exhibit 10.6 to the Company’s Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.12

Promissory Note, dated as of February 6, 2006, by Cubic Energy, Inc., payable to Tauren Exploration, Inc. in the principal amount of $1,300,000 (filed as exhibit 10.7 to the Company’s Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.13

Amendment to Promissory Note, dated March 30, 2006, by and between, Cubic Energy, Inc. and Tauren Exploration, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-QSB for the quarter ended March 31, 2006).

10.14

Amendment to Purchase Agreement, dated April 3, 2006, by and among Cubic Energy, Inc., Calvin Wallen III and Tauren Exploration, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-QSB for the quarter ended March 31, 2006).

10.15

Amendment to Purchase Agreement, dated May 5, 2006, by and among Cubic Energy, Inc., Calvin Wallen III and Tauren Exploration, Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-QSB for the quarter ended March 31, 2006).

10.16	Subscription and Registration Rights Agreement with George Karfunkel, dated July 26, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 28, 2006).

10.17	Subscription and Registration Rights Agreement with Yehuda Neuberger and Anne Neuberger JTWROS dated July 26, 2006 (filed as Exhibit 10.2 to the Company’s Form 8-K dated July 28, 2006).

10.18	Warrant issued to George Karfunkel (filed as Exhibit 10.3 to the Company’s Form 8-K dated July 28, 2006).

10.19	Warrant issued to Yehuda Neuberger and Anne Neuberger JTWROS (filed as Exhibit 10.4 to the Company’s Form 8-K dated July 28, 2006).

10.20

Third Amendment to Promissory Note, dated November 10, 2006, by and between, Cubic Energy, Inc. and Tauren Exploration, Inc. (filed as Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2006).

10.21	Warrant issued to Tauren Exploration, Inc. dated November 10, 2006 (filed as Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended September 30, 2006).

10.22	Form of Subscription and Registration Rights Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2006).

10.23	Form of Warrant (filed as Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2006).

10.24	Credit Agreement dated March 5, 2007 by and between Cubic Energy, Inc. and Wells Fargo Capital, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed March 9, 2007).

10.25

Convertible Promissory Note dated as of March 5, 2007 by Cubic Energy, Inc. payable to Wells Fargo Energy Capital, Inc. in the principal amount of $5,000,000 (filed as Exhibit 10.2 to the Company’s Form 8-K filed March 9, 2007).

10.26

Promissory Note dated as of March 5, 2007 by Cubic Energy payable to Wells Fargo Energy Capital, Inc. in the maximum principal amount of $20,000,000 (filed as Exhibit 10.3 to the Company’s Form 8-K on March 9, 2007).

10.27	Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc. dated March 5, 2007, issued to Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.4 to the Company’s Form 8-K on March 9, 2007).

10.28	Registration Rights Agreement dated as of March 5, 2007 by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.5 to the Company’s Form 8-K on March 9, 2007).

10.29	Form of Assignment of Net Profits Interest (filed as Exhibit 10.6 to the Company’s Form 8-K on March 9, 2007).

23.1*	Consent of Philip Vogel & Co., PC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Calvin A. Wallen, III

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Scott D. Guffey

32.1*	Section 1350 Certification of Calvin A. Wallen, III

32.2*	Section 1350 Certification of Scott D. Guffey

* Filed herewith.

Item 14.       Principal Accountant Fees and Services.

	July 1, 2006 -	July 1, 2005 -
	June 30, 2007	June 30, 2006
Audit fees	$21,000	$18,750
Audit-related fees	8,500	8,675
Tax fees	4,585	3,500
All other fees	8,500	3,140
Total	$42,585	$34,065

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August, 2008.

CUBIC ENERGY, INC.

By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III
President and Chief
Executive Officer

By:	/s/ Scott D. Guffey
Scott D. Guffey
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief	August 5, 2008
/s/ Calvin A. Wallen, III	Executive
Calvin A. Wallen, III	Officer and Director

	Chief Financial Officer	August 5, 2008
/s/ Scott D. Guffey	(principal accounting
Scott D. Guffey	officer)

	Secretary and Director	August 5, 2008
/s/ Jon Stuart Ross
Jon Stuart Ross

	Director	August 5, 2008
/s/ Gene Howard
Gene Howard

	Director	August 5, 2008
/s/ Herbert A. Bayer
Herbert A. Bayer

	Director	August 5, 2008
/s/ Bob Clements
Bob Clements

CUBIC ENERGY, INC.

FINANCIAL STATEMENTS

and

INDEPENDENT AUDITORS’ REPORT

JUNE 30, 2007

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Cubic Energy, Inc.,

We have audited the balance sheets of Cubic Energy, Inc., a Texas corporation, as of June 30, 2007 and 2006, and the related statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

September 26, 2007

CUBIC ENERGY, INC.

BALANCE SHEETS

JUNE 30, 2007 AND 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$3,122,273	$259,157
Accounts receivable - trade	218,874	41,680
Prepaid drilling costs	721,136	264,223
Prepaid expenses	231,232	243,100
Total current assets	4,293,515	808,160
Property and equipment (at cost):
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	8,836,790	6,679,730
Unproven properties	6,827,341	6,780,530
Office and other equipment	12,886	7,876
	15,677,017	13,468,136
Less accumulated depreciation, depletion and amortization	2,011,015	1,648,581
Property and equipment, net	13,666,002	11,819,555
Other assets:
Deferred loan costs - net	148,724	318,999
Restricted cash	—	401,723
Other	—	25,000
Total other assets	148,724	745,722
	$18,108,241	$13,373,437
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long term debt	$—	$500,000
Accounts payable and accrued expenses	51,664	165,628
Due to affiliates	1,635,055	1,499,762
Total current liabilities	1,686,719	2,165,390
Long-term liabilities:
Long-term debt, net of discounts	7,626,739	3,854,641
Note payable to affiliate	—	1,300,000
Total long-term liabilities	7,626,739	5,154,641
Commitments and contingencies (Note H)	—	—
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 10,000,000 shares, issued none	—	—
Common stock - $.05 par value, authorized 100,000,000 shares, issued 55,840,896 in 2007 and 42,450,768 shares in 2006	2,792,046	2,122,540
Additional paid-in capital	25,325,429	17,452,784
Accumulated deficit	(19,322,692)	(13,521,918)
Stockholders’ equity	8,794,783	6,053,406
	$18,108,241	$13,373,437

The accompanying notes are and integral part of these statements.

CUBIC ENERGY, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2007, 2006, AND 2005

	2007	2006	2005
Revenues:
Oil and gas sales	$583,416	$508,925	$469,441
Total revenues	$583,416	$508,925	$469,441

Costs and expenses:
Oil and gas production, operating and development costs	481,145	338,329	273,074
Selling, general and administrative expenses	1,325,192	1,400,482	394,827
Depreciation, depletion and amortization	362,434	179,237	364,496
Impairment loss on oil and gas properties	1,790,882	—	—
Total costs and expenses	3,959,653	1,918,048	1,032,397
Operating income (loss)	(3,376,237)	(1,409,123)	(562,956)

Non-operating income (expense):
Other income	38,037	6,402	—
Interest expense	(1,278,721)	(638,800)	(193,313)
Amortization of loan costs	(100,966)	(67,199)	(28,257)
Total non-operating income (expense)	(1,341,650)	(699,597)	(221,570)
Loss on debt extinguishment	(1,082,887)	(660,330)	—
Loss from operations before income taxes	(5,800,774)	(2,769,050)	(784,526)
Provision for income taxes	—	—	—
Net loss	$(5,800,774)	$(2,769,050)	$(784,526)
Net loss per common share - basic and diluted	$(0.12)	$(0.07)	$(0.02)
Weighted average common shares outstanding	50,338,450	38,477,353	33,112,644

The accompanying notes are and integral part of these statements.

CUBIC ENERGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2007, 2006, AND 2005

	Common Stock		Additional	Accum-	Total
	Shares	Par	paid-in	ulated	stockholders’
	outstanding	value	capital	deficit	equity
Balance, June 30, 2004	31,451,826	$1,572,592	$8,972,467	$(9,968,342)	$576,717
Debt proceeds allocated to warrants	—	—	510,961	—	510,961
Stock issued under compensation plan	155,000	7,750	71,300	—	79,050
Stock issued under convertible debenture agreements	1,410,000	70,500	406,006	—	476,506
Stock issued in payment of interest obligations	145,137	7,258	118,181	—	125,439
Stock issued for acquisition of property interests	2,000,000	100,000	1,700,000	—	1,800,000
Net loss, year ended June 30, 2005	—	—	—	(784,526)	(784,526)
Balance, June 30, 2005	35,161,963	$1,758,100	$11,778,915	$(10,752,868)	$2,784,147
Stock issued for acquisition of property interests	2,500,000	125,000	1,175,000	—	1,300,000
Stock issued under compensation plan	1,169,000	58,450	911,320	—	969,770
Stock issued for working capital	2,679,000	133,950	1,786,836	—	1,920,786
Stock issued under convertible debenture agreements	900,000	45,000	354,626	—	399,626
Warrants issued for debt costs	—	—	208,333	—	208,333
Debt proceeds allocated to warrants	—	—	1,203,752	—	1,203,752
Stock issued in payment of interest obligations	40,805	2,040	34,002	—	36,042
Net loss, year ended June 30, 2006	—	—	—	(2,769,050)	(2,769,050)
Balance, June 30, 2006	42,450,768	$2,122,540	$17,452,784	$(13,521,918)	$6,053,406
Stock issued under compensation plan	542,000	27,100	406,500	—	433,600
Stock issued for working capital	10,880,000	544,000	5,496,000	—	6,040,000
Stock issued for placement fee	150,000	7,500	(7,500)	—	—
Stock issued for warrant exercise	1,818,128	90,906	726,594	—	817,500
Debt proceeds allocated to warrants	—	—	1,251,051	—	1,251,051
Net loss, year ended June 30, 2007	—	—	—	(5,800,774)	(5,800,774)
Balance, June 30, 2007	55,840,896	$2,792,046	$25,325,429	$(19,322,692)	$8,794,783

The accompanying notes are and integral part of these statements.

CUBIC ENERGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2007, 2006, AND 2005

	2007	2006	2005
Cash flows from operating activities:
Net (loss)	$(5,800,774)	$(2,769,050)	$(784,526)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	545,261	465,519	460,509
Impairment loss	1,790,882	—	—
Stock issued for interest	—	36,042	125,440
Stock issued for compensation	489,900	726,670	79,050
Write off deferred loan costs	318,999	99,203	—
Write off note payable discount	1,145,359	237,931	—
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(177,194)	(7,326)	45,826
(Increase) decrease in prepaid expenses	(44,432)	—	—
Increase (decrease) in loan from affiliates	43,895	92,771	4,119
Increase (decrease) in accounts payable and accrued liabilities	(113,964)	154,367	(115,503)
Net cash provided (used) by operating activities	(1,802,068)	(963,873)	(185,085)

Cash flows from investing activities:
Acquisition and development of oil and gas properties	(4,016,503)	(4,409,415)	(1,813,946)
Purchase of office equipment	(5,010)	(3,003)	(3,963)
Advances on development costs	(456,913)	39,443	(303,666)
Cash restricted by debt	401,723	(401,723)	—
Increase in other assets	25,000	(25,000)	—
Net cash provided (used) by investing activities	(4,051,703)	(4,799,698)	(2,121,575)

Cash flows from financing activities:
Issuance of debentures and warrants	9,000,000	5,500,000	2,635,000
Issuance of common stock, net	6,857,500	2,020,786	—
Repayment of debentures	(5,500,000)	(1,480,000)	—
Payment of note payable to affiliate	(1,300,000)	—	—
Loan costs incurred and other	(240,613)	(275,311)	(264,300)
Repayment of advances	(100,000)	—	—
Net cash provided (used) by financing activities	8,716,887	5,765,475	2,370,700

Net increase (decrease) in cash and cash equivalents	$2,863,116	$1,904	$64,040
Cash and cash equivalents:
Beginning of year	259,157	257,253	193,213
End of year	$3,122,273	$259,157	$257,253
Other information:
Interest paid	$1,342,831	$355,607	$125,557
Non-cash investing and financing activities:
Acquisition of property with stock issue	$—	$1,300,000	$—
Acquisition of property with debt issue	$—	$2,599,274	$—

The accompanying notes are and integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note A - Background and general:

Cubic Energy, Inc. (“Company”) is engaged in domestic crude oil and natural gas exploration, development and production, with primary emphasis on the production of oil and gas reserves through the acquisition and development of proved, producing oil and gas properties in the states of Texas and Louisiana.

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

Impairment of long-lived assets and long-lived assets to be disposed of

The Company has adopted the provisions of the Financial Accounting Standards Board’s (the “FASB”) Statement of Financial Accounting Standards (“FAS”) No. 144 (“FAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets effective for periods beginning July 1, 2002, and thereafter.  FAS No. 144 replaces FAS No. 121, and, among other matters, addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  FAS No. 144 retains the basic provisions of FAS No. 121, but broadens its scope and establishes a single model for long-lived assets to be disposed of by sale. In addition, the Company is subject to the rules of the Securities and Exchange Commission with respect to impairment of oil and gas properties accounted for under the full cost method of accounting, as described below.

Full cost method of accounting for oil and gas properties

The Company has adopted the full cost method of accounting for oil and gas properties.  Management believes adoption of the full cost method more accurately reflects management’s exploration objectives and results by including all costs incurred as integral for the acquisition, discovery and development of whatever reserves ultimately result from its efforts as a whole. Under the full cost method of accounting, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

In addition, the capitalized costs are subject to a “full cost ceiling test,” which generally limits such costs to the aggregate of the “estimated present value,” discounted at a 10 percent (10%) interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Accordingly, an impairment of oil and gas properties charge of $1,790,882 was recorded for the year ended June 30, 2007; however, an excess of the capitalized costs over the full cost ceiling test limitation at June 30, 2006, was not charged against earnings for the year ended June 30, 2006 because of an increase in oil and gas prices subsequent to year end.

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

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-08”). Under EITF 05-08, the issuance of convertible debt with a beneficial conversion feature results in a temporary difference for purposes of applying FAS No. 109, Accounting for Income Taxes. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments, require that the non-detachable conversion feature of a convertible debt security be accounted for separately if it is a beneficial conversion feature. A beneficial conversion feature is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. The adoption of EITF 05-08 has had no impact on the Company’s financial statements because none of the conversion features embedded in the Company’s notes payable is considered beneficial.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is evaluating the impact of adopting FIN No. 48 on the Company’s financial position, results of operations and cash flows.

Oil and gas revenues

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Reporting comprehensive income (loss) and operating segments

The Company has adopted the provisions of FAS No. 130, Reporting Comprehensive Income, and FAS No. 131, Disclosure about Segments of an Enterprise and Related Information.  FAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources.  FAS No. 131 establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  Adoption of FAS No. 131 has had no impact on the Company’s financial position, results of operations, cash flows, or related disclosures since the Company’s operations are considered to be a single segment.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Certain significant estimates

Management estimates included in these financial statements for which it is reasonably possible that a future event in the near term could cause the estimate to change and the change could have a severe impact are as follows: Management’s estimates of oil and gas reserves are based on various assumptions, including constant oil and gas prices.  Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimate.  The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves.  While it is at least reasonably possible that the estimates above will change materially in the near term, no estimate can be made of the range of possible losses that might occur.

Fair value of financial instruments

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  Financial instruments included in the Company’s financial statements include cash and cash equivalents, short-term investments, accounts receivable, other receivables, other assets, accounts payable, notes payable and due to affiliates.  Unless otherwise disclosed in the notes to the financial statements, the carrying value of financial instruments is considered to approximate fair value due to the short maturity and characteristics of those instruments.  The carrying value of debt approximates fair value as terms approximate those currently available for similar debt instruments.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Obligations associated with the retirement of assets

The Company has adopted the provisions of FAS No. 143, Accounting for Asset Retirement Obligations, effective July 1, 2002.  FAS No. 143 amended FAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and, among other matters, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the related asset and allocated to expense over the asset’s useful life.

This is a change from the approach taken under FAS No. 19, whereby an amount for an asset retirement obligation was recognized using a cost-accumulation measurement approach.  Under that approach, the obligation was reported as a contra-asset recognized as part of depletion and depreciation over the life of the asset without discounting.  Management has determined that adopting FAS No. 143 has had no significant effect on the Company’s financial statements since abandonment costs for which it is responsible are not material.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that a conditional asset retirement obligation, as used in FAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN No. 47 is effective no later than fiscal years ending after December 15, 2005. The adoption of FIN No. 47 has had no impact on the financial statements of the Company.

Stock-based compensation

Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations require that compensation expense be recorded on the date of the grant of stock options and warrants only if the current market price of the underlying stock exceeded the exercise price.  Alternatively, FAS No. 123, Accounting for Stock-Based Compensation, permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant.  FAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-valued-based method defined in FAS No. 123 had been applied.  The Company has elected to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of FAS No. 123.

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

Additionally, in August 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-1 (“FSP1”), Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). In FSP1, the FASB decided to defer the requirements in FAS No. 123 that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. In October 2005, the FASB issued FSP No. 123R-2 (“FSP2”), Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R). In FSP2, the FASB is providing companies with a “practical accommodation” when determining the grant date of an award that is subject to the accounting provisions in FAS No. 123R. In November 2005, the FASB issued FSP No. 123R-3 (“FSP3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of FAS No. 123R.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

In February 2006, the FASB issued FSP No. 123R-4  (“FSP4”), Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, which concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. FSP4 is applicable only for options or similar instruments issued as part of employee compensation arrangements. The guidance in FSP1, FSP2, FSP3 and FSP4 has been applied concurrent with our adoption of FAS No. 123R.

In March 2005, the SEC published Staff Accounting Bulletin No. 107 (“SAB No. 107”). The interpretations in this staff accounting bulletin express the views of the staff regarding the interaction between FAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of FAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, the modification of employee share options prior to adoption of FAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of FAS No. 123R. We will comply with SAB No. 107 upon our adoption of FAS No. 123R. The provisions of SAB No. 107 became effective with our adoption of FAS No. 123R.

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

The Company applies APB Opinion No. 25 in accounting for its stock warrants issued to employees and directors, and, accordingly, has recognized no compensation expense for stock warrants and options granted at exercise prices at least equal to the market value of the Company’s common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS No. 123, the Company’s net loss and loss per share would have been reduced to the proforma amounts indicated below:

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

	Year ended June 30,
	2007	2006	2005
Net loss:
As reported	$(5,800,774)	$(2,769,050)	$(784,526)
Proforma	$(5,800,774)	$(2,769,050)	$(802,026)

Stock-based employee compensation:
As reported	$489,900	$726,670	$—
Proforma	$489,900	$726,670	$17,500

Basic loss per common share:
As reported	$(0.12)	$(0.07)	$(0.02)
Proforma	$(0.12)	$(0.07)	$(0.02)

Exit or disposal activities

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

Financial instruments with characteristics of both liabilities and equity

In May 2003, the FASB issued FAS No. 150 (“FAS No. 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  FAS No. 150 established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The statement requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if certain criteria are met.  Freestanding financial instruments that obligate the issuer to redeem the holder’s shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions would be treated as liabilities.  Many of those instruments were previously classified as equity.

In June 2005, the FASB issued FSP FAS No. 150-5 (“FAS No. 150-5”), Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. FAS No. 150-5 clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FAS No. 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. FAS No. 150-5 is effective for the first reporting period beginning after June 30, 2005. Although the Company had outstanding warrants as of June 30, 2007, the shares issued upon exercise of the warrants are not redeemable; consequently, adoption of FAS No. 150-5 has not had an impact on the Company’s financial position, results of operations or cash flows.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Guarantee of debt

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.  FIN No. 45 clarifies the requirements of FAS No. 5, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  This Interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee, and requires additional disclosures on existing guarantees even if the likelihood of future liability under the guarantees is deemed remote.  The Company has not issued any guarantees and, therefore, the adoption of FIN No. 45 does not have a significant impact on the Company’s financial statements.

Variable interest entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  FIN No. 46 states that if a business enterprise has a controlling financial interest in a variable interest entity as the primary beneficiary, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise.  This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity.  The primary beneficiary of a variable interest entity would be required to consolidate if the other equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.   The Company has no current contractual relationships or other business relationships with variable interest entities.

Accounting changes and error corrections

In May 2005, the FASB issued FAS No. 154 (“FAS No. 154”), Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3. FAS No. 154 replaces APB Opinion No. 20 (“APB No. 20”), Accounting Changes, and FAS No. 3 (“FAS No. 3”), Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principles. FAS No. 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. FAS No. 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in accounting principle.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Additionally, FAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in FAS No. 154 became effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS No. 154 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Debt modifications

In September 2005, the EITF reached a consensus on Issue No. No. 05-07 (“EITF No. No. 05-07”), Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. EITF No. 05-07 requires that a change in the fair value of a conversion option brought about by modifying the debt agreement be included in analyzing in accordance with EITF consensus on Issue No. No. 96-19 (“EITF No. 96-19”), Debtor’s Accounting for a Modification or Exchange of Debt Instruments, whether a debt instrument is considered extinguished. Under EITF No. 96-19’s requirements, an issuer who modifies a debt instrument must compare the present value of the original debt instrument’s cash flows to the present value of the cash flows of the modified debt. If the present value of those cash flows varies by more than 10 percent (10%), the modification is considered significant and extinguishments accounting is applied to the original debt. If the change in the present value of the cash flows is less than 10 percent (10%), the debt is considered to be modified and is subject to EITF No. 96-19’s modification accounting. EITF No. 05-07 requires that in applying the 10 percent (10%) test the change in the fair value of the conversion option be treated in the same manner as a current period cash flow. EITF No. 05-07 also requires that, if a modification does not result in an extinguishment, the change in fair value of the conversion option be accounted for as an adjustment to interest expense over the remaining term of the debt. The issuer should not recognize a beneficial conversion feature or reassess an existing beneficial conversion feature upon modification of the conversion option of a debt instrument that does not result in an extinguishment. EITF No. 05-07 became effective for modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF No. 05-07 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Certain hybrid financial instruments

In February 2006, the FASB issued FAS No. 155 (“FAS No. 155”), Accounting for Certain Hybrid Financial Instruments, which amends FAS No. 133 (“FAS No. 133”), Accounting for Derivative Instruments and Hedging Activities and FAS No. 140 (“FAS No. 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of FAS No. 155 will have a material impact on the Company’s financial position, results of operations or cash flows.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Reporting taxes collected

In March 2006, the EITF reached a tentative consensus on Issue No. No. 06-03 (“EITF No. 06-03”), How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-03 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF No. 06-03 is effective for periods beginning after December 15, 2006. Management is currently evaluating the effect implementation of EITF No. 06-03 will have on the Company’s financial position, results of operations and cash flows.

Other recent pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. Current practice allows for the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality (“dual approach”). SAB No. 108 permits companies to initially apply its provisions either by (1) restating prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued FAS No. 157 (“FAS No. 157”), Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. FAS No. 157 will be effective for us beginning on January 1, 2008. Management is currently evaluating the impact that the adoption of this statement may have on its financial position, results of operations, earnings per share, and cash flows.

In February 2007, the FASB issued Statement of FAS No. 159 (“FAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities. FAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the Statement. Management is currently evaluating the effect of this pronouncement on its financial statements.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note C – Stockholders’ equity:

The Company’s authorized capital is 100,000,000 shares of $0.05 par value common stock and 10,000,000 shares of $0.01 par value preferred stock.  No shares of preferred stock were issued or outstanding at June 30, 2007 and 2006.

Stock and warrants

On January 1, 2002, the Company issued three series of warrants to Tauren Exploration, Inc. (“Tauren”), an entity wholly owned by the CEO and major stockholder of the Company (see Note E).  These warrants allowed Tauren to purchase unregistered common shares in the Company as follows: 1) exercisable after May 1, 2002, to purchase 125,000 unregistered common shares at an exercise price of $1.00, which expired on April 30, 2003; 2) exercisable after May 1, 2003, to purchase 150,000 unregistered common shares at the exercise price of $1.50, which expired on April 30, 2004; and 3) exercisable after May 1, 2004, to purchase 200,000 unregistered common shares at an exercise price of $2.00, which expired on April 30, 2005.  All of the above-referenced warrants expired unexercised.

On or about October 1, 2004, the Company closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 (the “Debentures”), to a group of institutional and high net worth investors. The Company had the option to pay the interest on the Debentures in common stock. The investors also received warrants to purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00 per share. Pursuant to the anti-dilution adjustment provisions applicable to such warrants, the exercise price applicable to the 1,000,000 of such warrants that have not been exercised is currently $0.50 per share. 1,635,000 of the above-referenced warrants had been exercised and 1,000,000 remained outstanding at June 30, 2007.

The Company allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $510,961 was recorded as an increase in additional paid in capital for the year ended June 30, 2006.

On or about January 11, 2005, the Company issued 1,531,661 shares of common stock to Caravel Resources Energy Fund 2003-II, L.P. (the “Partnership”) in exchange for a 0.1914575033 working interest in the Kraemer 24-1 Well, Desoto Parish, Township 14 N, Range 15 W, Section 24 (the “Well”). The Company also issued 468,339 shares of common stock to Mr. Wallen in exchange for a 0.0585424967 working interest in the Well. The common stock closed at a price of $0.90 on January 10, 2005.

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

On July 28, 2006, Cubic entered into and consummated transactions pursuant to Subscription and Registration Rights Agreements (the “Subscription Agreements”) with certain investors that are unaffiliated with the Company (the “Investors”).  Pursuant to the Subscription Agreements, the Investors paid aggregate consideration of $2,100,000 to the Company for 3,000,000 shares of the Company’s common stock and warrants exercisable, through July 31, 2011, into 1,500,000 shares of common stock at $0.70 per share.  Pursuant to the anti-dilution adjustment provisions applicable to such warrants, the exercise price applicable to all such warrants is currently $0.6885 per share. None of the above-referenced warrants had been exercised and all remained outstanding at June 30, 2007.

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

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital (“Wells Fargo”) providing for a revolving credit facility of $20,000,000 and a convertible term loan of $5,000,000 (the “Credit Facility”). In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an exercise price of $1.00 per share. The term loan is also convertible into 5,000,000 shares of Company common stock at a conversion price of $1.00 per share.  None of the above-referenced warrants had been exercised and all remained outstanding at June 30, 2007. The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest (see “Note E – Long-term debt”) based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties.

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

On December 29, 2005, the shareholders of the Company approved the 2005 Stock Option Plan (the “Plan”) and 3,750,000 shares of common stock were reserved, of which 1,711,000 shares have been issued through June 30, 2007, as set forth below.

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note D – Loss per common share:

	2007	2006	2005

Net loss attributable to stockholders	$(5,800,774)	$(2,769,050)	$(784,526)

Weighted average number of shares of common stock	50,338,450	38,477,353	33,112,644

Income (loss) per common share	$(0.12)	$(0.07)	$(0.02)

Potential dilutive securities (stock warrants, convertible debt) have not been considered since the Company reported a net loss and, accordingly, their effects would be anti-dilutive.

Note E – Long-term debt:

October 2004 debt issue

On or about October 1, 2004, the Company closed a Securities Purchase Agreement and issued $2,635,000 in principal amount of 7% Senior Secured Convertible Debentures due September 30, 2009 (the “Debentures”), to a group of institutional and high net worth investors. The Debentures were secured by the collateral set forth in the Deed of Trust, Security Agreement, Assignment of Production and Fixture Filing attached to a Form 8-K filed October 12, 2004. The Debentures paid an annual interest rate of 7% on a quarterly basis and were convertible into shares of our common stock at a price of $0.50 per share. The Company had the option to pay the interest on the Debentures in common stock. The proceeds of the Debentures were used for the acquisition of interests in oil and gas properties. The investors also received warrants to purchase an additional 2,635,000 shares of common stock with an exercise price of $1.00 per share. During the fiscal year ended June 30, 2005, $705,000 of debt was converted into 1,410,000 shares of common stock, and 145,137 shares of common stock were issued in lieu of cash to pay interest. During the fiscal year ended June 30, 2006, $450,000 of debt was converted into 900,000 shares of common stock, and 40,805 shares of common stock were issued in lieu of cash to pay interest.

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

March 2007 debt issue

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital, Inc. (“Wells Fargo”) providing for a revolving credit facility of $20,000,000 and a convertible term loan of $5,000,000 (the “Credit Facility”).  The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matures on March 1, 2010, and is secured by substantially all of the assets of the Company.  Approximately $5,000,000 of the funded amount was used, together with cash on hand, to retire the Company’s previously outstanding senior debt that was due February 6, 2009, described above.

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

Note F – Related party transactions:

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

On December 1, 1997, as renewed and revised on January 1, 2002, the Company entered into a contract with Tauren to provide the necessary technical, administrative and management expertise needed to conduct its business. Tauren also paid various organization costs and consulting fees on behalf of the Company.  The monthly amount charged to the Company was based on actual costs of materials and labor hours of Tauren that were used pursuant to the terms of the agreement. The agreement was terminated effective January 1, 2006, except as to the office sharing provisions, which were extended to June 30, 2006 and since continue on a month to month basis.  The Company now has 11 employees and its offices are subleased from Tauren. During fiscal 2007, the Company’s only expense under the office sharing arrangement was the rent sublease.  Charges to the Company under the contracts and subsequent arrangements were $26,748, $29,285 and $35,322 for the years ended June 30, 2007, 2006, and 2005, respectively.

An affiliated company, Tauren, owns a working interest in the wells in which the Company owns a working interest.  As of June 30, 2007, the Company owed Tauren $3,715 for miscellaneous general and administrative expenses paid by Tauren on the Company’s behalf; and, as of June 30, 2006, the Company owed Tauren $100,000, for advances for payments of joint interest leasehold and development costs. As of June 30, 2007 and 2006, The Company was owed by Tauren $0 and $12,685, respectively, for miscellaneous general and administrative expenses paid by the Company on Tauren’s behalf.

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

On or about January 11, 2005, the Company issued 1,531,661 shares of common stock to Caravel Resources Energy Fund 2003-II, L.P. (the “Partnership”) in exchange for a 0.1914575033 working interest in the Kraemer 24-1 Well, Desoto Parish, Township 14 N, Range 15 W, Section 24 (the “Well”).  The Company also issued 468,339 shares of common stock to Mr. Wallen in exchange for a 0.0585424967 working interest in the Well.  The common stock closed at a price of $0.90 on January 10, 2005.

On February 6, 2006, the Company entered into a Purchase Agreement with Tauren Exploration, Inc., an entity wholly owned by Calvin Wallen III, the Company’s Chairman of the Board and Chief Executive Officer, with respect to the purchase by the Company of certain Cotton Valley leasehold interests (approximately 11,000 gross acres; 5,000 net acres) held by Tauren. Pursuant to the Purchase Agreement, the Company acquired from Tauren a 35% working interest in approximately 2,400 acres and a 49% working interest in approximately 8,500 acres located in DeSoto and Caddo Parishes, Louisiana, along with an associated Area of Mutual Interest (“AMI”) and the right to acquire at “cost” (as defined in the Purchase Agreement) a seventy percent (70%) working interest in all additional mineral leases obtained by Tauren in the AMI, in exchange for (a) $3,500,000 in cash, (b) 2,500,000 unregistered shares of Company common stock, (c) an unsecured 12.5% promissory note in the amount of $1,300,000, which note was convertible into Company common stock at a conversion price of $0.80 per share (the “Tauren Note”), and (d) a drilling credit of $2,100,000. Total interest paid to Tauren under terms of the Tauren Note was $96,610 in fiscal 2007 and $64,110 in fiscal 2006.  The consideration described above was determined based upon negotiations between Tauren and a Special Committee of the Company’s directors, excluding Mr. Wallen. The Special Committee obtained an opinion from its independent financial advisor with respect to the fairness, from a financial point of view, to the public stockholders of the Company, of such transactions.

On November 10, 2006, the maturity of the Tauren Note was extended to October 5, 2007.  In connection with the extension of the Tauren Note, the Company issued to Tauren warrants, with three-year expirations, for the purchase of up to 50,000 shares of Company common stock at an exercise price of $0.70 per share.

On February 2, 2007, the Tauren Note was retired pursuant to a provision in the note that required payment from the proceeds of an equity offering. The equity offering that occurred in December 2006 (see “Note C – Stockholders’ Equity”) was sufficient to facilitate such repayment.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note G – Income taxes:

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

The components of the net deferred federal income tax assets (liabilities) at June 30 were as follows:

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$4,013,000	$2,441,800
Depletion basis of assets and related accounts	93,300	—
	$4,106,300	$2,441,800

Deferred tax liabilities:
Depletion basis of assets and related accounts	$(1,500)	$(493,800)
	$(1,500)	$(493,800)

Net deferred tax (liabilities) assets before valuation allowance	$4,104,800	$1,948,000
Valuation allowance	(4,104,800)	(1,948,000)
Net deferred tax (liabilities) assets	$—	$—

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005
Tax (benefit) calculated at statutory rate	$(1,450,000)	$(692,000)	$(197,000)
Losses not providing tax benefits	1,450,000	692,000	197,000
Current federal income tax provision (benefit)	$—	$—	$—
Change in valuation allowance	$(2,156,800)	$1,346,200	$137,800

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2007, the Company had net operating loss carryforwards of approximately $16,034,600, which are available to reduce future taxable income.  These carryforwards expire as follows:

Net operating
Year	losses
2009	$5,700
2011	431,100
2012	205,100
2013	639,800
2019	845,600
2020	297,100
2021	172,100
2022	15,400
2023	571,900
2024	37,000
2025	1,321,800
2026	5,095,600
2027	6,413,700
$16,051,900

Note H – Commitments and contingencies:

Key personnel

The Company depends to a large extent on the services of Calvin A. Wallen III, the Company’s President, Chairman of the Board, and Chief Executive Officer.  The loss of the services of Mr. Wallen would have a material adverse effect on the Company’s operations. The Company has not entered into any employment contracts with any of its executive officers.

Environmental matters

The Company’s operations and properties are subject to extensive and changing federal, state, provincial and local laws and regulations relating to environmental protection, including the generation, storage, handling and transportation of oil and gas and the discharge of materials into the environment.  The Company generates typical oil and gas field wastes, including hazardous wastes that are subject to the federal Resources Conservation and Recovery Act and comparable state statutes.  Furthermore, certain wastes generated by the Company’s oil and gas operations that are currently exempt from regulation as “hazardous wastes” may in the future be designated as “hazardous wastes” and therefore be subject to more rigorous and costly operating and disposal requirements.  All of the Company’s properties are operated by third parties over whom the Company has limited control.  In addition to the Company’s lack of control over properties operated by others, the failure of previous owners or operators to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Litigation matters

The Company had filed suit in the 29th Judicial District Court in Palo Pinto County, Texas, styled “Roseland Oil and Gas, Inc. v. William Vandever, et al,” bringing suit against Clifford Kees, William Vandever and various persons, seeking a judicial determination that all grants of preferential rights in the Reagan Section 11 and 12 are void.  This lawsuit was filed on April 26, 1999.  All section 11 preferential rights were returned to the Company on or about January 2002.  However, Clifford Kees was to retain his 1% override interest in these Reagan Lease Sections.  Clifford Kees then moved to trial on the claim of attorney fees owed to him for the prosecution of this lawsuit.  The trial was heard on September 25, 2002, with Kees requesting in excess of $200,000 in attorney fees and costs.  In June 2003, the Court re-opened the trial as to attorney fees and costs, to allow Kees to put on additional evidence, and such trial was re-convened on June 19, 2003.  On July 15, 2003, the Court entered a judgment in favor of Kees and against the Company for approximately $112,000.  The Company appealed the judgment.  On or about, September 17, 2004, the Eastland Court of Appeals issued its ruling, modifying the amounts owed by the Company under the judgment to $59,000.  The Company was been denied a re-hearing as to clarification and a further reduction of the judgment.  The Company filed a petition for review with the Texas Supreme Court that was denied on or about January 21, 2005.

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

Note I - Cost of oil and gas properties:

Costs incurred

Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Property acquisitions	$481,229	$6,176,766	$2,880,000
Exploration	2,759,794	808,678	733,946
Development	966,879	1,323,243	—
	$4,207,902	$8,308,687	$3,613,946

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Capitalized costs

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at June 30, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Proved properties	$10,627,672	$6,679,730	$4,098,571
Unproved properties	6,827,341	6,780,529	1,053,000
	17,455,013	13,460,259	5,151,571

Less: Accumulated depreciation, depletion and amortization	2,007,080	1,646,170	1,468,106
Total properties	15,447,933	11,814,089	3,683,465

Less: impairment of oil and gas properties due to full cost ceiling test	1,790,882	—	—
Net properties	$13,657,051	$11,814,089	$3,683,465

Results of operations

The results of operations from oil and gas producing activities for the years ended June 30, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Revenues:
Revenues	$583,416	$508,925	$469,441
Preferred return	—	—	—
	583,416	508,925	469,441

Expenses (excluding G&A and interest expense):
Production and development costs	481,145	338,329	273,074
Depreciation, depletion and amortization	360,910	178,064	364,496
	842,055	516,393	637,570
Results before income taxes	(258,639)	(7,468)	(168,129)
Provision for income taxes	—	—	—
Results of operations (excluding corporate overhead and interest expense)	$(258,639)	$(7,468)	$(168,129)

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

The Company emphasizes that reserve estimates are inherently imprecise.  Accordingly, the estimates are expected to change as more current information becomes available.  The Company’s policy is to amortize capitalized oil and gas costs on the unit of production method, based upon these reserve estimates.  It is reasonably possible that, because of changes in market conditions or the inherent imprecision of these reserve estimates, that the estimates of future cash inflows, future gross revenues, the amount of oil and gas reserves, the remaining estimated lives of the oil and gas properties, or any combination of the above may be increased or reduced in the near term.

If reduced, the carrying amount of capitalized oil and gas properties may be reduced materially in the near term.

The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 2007, 2006 and 2005 together with the changes therein:

	Natural Gas (Mcf)
	2007	2006	2005
Proved developed and undeveloped reserves:
Beginning of year	2,796,900	509,625	311,098
Revisions of previous estimates	(1,188,985)	226,730	—
Purchases of reserves in place	—	—	269,308
Extensions and discoveries	2,704,548	2,114,061	—
Less: Production	(70,412)	(53,516)	(70,781)
Disposals of reserves in place	—	—	—
End of year	4,242,051	2,796,900	509,625

	Oil and condensate (Bbls)
	2007	2006	2005
Proved developed and undeveloped reserves:
Beginning of year	8,863	1,048	—
Revisions of previous estimates	(2,437)	1,029	1,194
Purchases of reserves in place	—	—	14
Extensions and discoveries	7,371	7,833	346
Less: Production	(967)	(1,047)	(506)
Disposals of reserves in place	—	—	—
End of year	12,830	8,863	1,048

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The “Revisions of previous estimates” amount of (1,188,985) Mcf was due to more performance information being available for the fiscal 2007 reserve report and a change in our estimation procedure. In fiscal 2006, reserves were based on analogy to the Taylor Alt-2 well, a comparable well located in Section 22 in T14N-R16W, which is adjacent to the Company’s Bethany Longstreet acreage. The initial rate was based on the ratio of hydrocarbon pore volume (“HPCV”) calculated from the well logs of Cubic wells awaiting completion and the Taylor Alt-2 well. This ratio was then multiplied by the initial rate of the Taylor Alt-2 well. The Calculated Initial Rate for each Cubic well was capped at the initial rate of the Taylor Alt-2 well.

For the fiscal 2007 report, more information was available. Several of the wells or zones that were previously categorized as “behind pipe” were now producing and had initial potential tests giving a better indication of initial production rates. These better defined, and lower, initial production rates were combined with typical declines for each formation (the Cotton Valley and the Hosston) in the field and overall reserves were cut off using volumetric analysis. These initial production rates were lower than initially expected (i.e., at the time of the fiscal 2006 reserve report).

Based on these updated performance rates, downward revisions of an aggregate of 369,087 Mcf were made to the Proved Developed reserves of the Moseley 25-1 and Moseley 26-1 wells and downward revisions of an aggregate of 1,079,274 Mcf were made to these wells’ Proved Undeveloped (“PUD”) offset locations. These downward revisions were partially offset by upward revisions of an aggregate of 196,010 Mcf to the Kraemer 24-1, S.E. Johnson 20-1 and S.E. Johnson 29-1 wells resulting from completions in the Hosston zone.

The “Extensions and discoveries” amount of 2,704,548 Mcf is a result of developmental, or “step out”, drilling in fiscal 2007. This drilling, coupled with the proving up of the Hosston formation as a result of the drilling and completion of the Company’s S.E. Johnson 20-1 and S.E. Johnson 29-1 wells (which were non-proved as of June 30, 2006) and recompletion of the Kraemer 24-1 well, lead to additional PUD offset locations. The reserve estimates attributable to these new PUD locations are listed under “Extensions and discoveries.”

Standardized measure of discounted future net cash flows relating to proved reserves:

The standardized measure of discounted future net cash flows was calculated by applying current year-end prices, considering fixed and determinable price changes only to the extent provided by contractual arrangements or law, to estimated future production, less future expenditures (based on fiscal year-end costs) to be incurred in developing proved undeveloped and proved producing oil and gas reserves, and future income taxes.  The resulting future net cash flows were discounted using a rate of 10% per annum (Table 1).  The standardized measure of discounted net cash flow amounts contained in the following tabulation does not purport to represent the fair market value of the Company’s oil and gas proved by drilling or production history.  There are significant uncertainties inherent in estimating timing and amount of future costs.  In addition, the method of valuation utilized, is based on current prices and costs and the use of a 10% discount rate, and is not necessarily appropriate for determining fair value (Table 2).

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The following is the estimated standardized measure relating to proved oil and gas reserves at June 30, 2007, 2006 and 2005:

Table 1

	2007	2006	2005
Future cash flows	$30,768,518	$16,139,781	$3,443,400
Future production costs	(5,601,924)	(2,975,063)	(1,303,300)
Future development costs	(11,832,100)	(3,453,350)	(23,900)
Future severance tax expense	(1,713,562)	(819,785)	(213,900)
Future income taxes	—	—	—
Future net cash flows	$11,620,932	$8,891,583	$1,902,300
Ten percent annual discount for estimated timing of net cash flows	(4,791,222)	(2,444,198)	(831,200)
Standardized measure of discounted future net cash flows	$6,829,710	$6,447,385	$1,071,100

The following is an analysis of changes in the estimated standardized measure of proved reserves during the years ended June 30, 2007, 2006 and 2005:

Table 2

	2007	2006	2005
Changes from sale of oil and gas produced	$(102,271)	$(170,596)	$(196,368)
Net changes in prices and production costs	1,474,742	18,591	(165,199)
Extensions and discoveries	4,073,195	4,288,891	493,500
Revision of previous quantity estimates	(4,559,850)	508,762	(42,290)
Accretion of discounts	644,739	107,110	73,191
Net change in income taxes	—	—	—
Purchases of reserves in place	—	—	197,300
Disposals of reserves in place	—	—	—
Development costs incurred that reduced future development costs	(339,500)	(11,300)	—
Changes in future development costs	324,717	69,210	—
Other	(1,133,447)	565,617	(20,947)
Change in standardized measure	$382,325	$5,376,285	$339,187

Note K – Subsequent events:

On August 27, 2007, two warrant holders of the Company exercised warrants for an aggregate of 200,000 shares of Company common stock, through the payment of $100,000 to the Company.  On September 17, 2007, one warrant holder of the Company exercised warrants for 25,000 shares of Company common stock, through the payment of $17,500 to the Company.

On September 7, 2007, Wells Fargo increased the Company’s borrowing base to $8,600,000 under the revolving line of credit component of the Credit Facility in order to fund the drilling of new wells.