Form 10-Q
period 2008-09-30
CUBIC ENERGY INC
filed 2008-11-14
CIK 319156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

Commission File Number 0-9355

CUBIC ENERGY, INC.

(Exact name of registrant as specified in its charter)

Texas

87-0352095

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

9870 Plano Road

Dallas, TX 75238

(Address of principal executive offices)

(972) 686-0369

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 31, 2008, the registrant had 60,335,564 shares of common stock, $0.05 par value, outstanding.

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This quarterly report contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, the following: our future financial and operating performance and results; our business strategy; market prices; and our plans and forecasts.

We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We may use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” “project,” “will,” “continue,” “potential,” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they: discuss future expectations; contain projections of results of operations or of our financial condition; and/or state other “forward-looking” information.

The forward looking statements in this report are subject to all the risks and uncertainties which are described in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and in this quarterly report. We may also make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty and are not taken into consideration in the forward-looking statements.

We do not undertake any obligation to update or revise publicly any forward-looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this quarterly report, including, but not limited to: industry conditions and competition; the cyclical nature of the industry; domestic and worldwide supplies and demand for oil and gas; operational risks and insurance; environmental liabilities which may arise in the future which are not covered by insurance or indemnity; the impact of current and future laws and government regulations, as well as repeal or modification of same, affecting the oil and gas industry and the Company’s operations in particular; production levels and other activities of OPEC and other oil and gas producers, and the impact that the above factors and other events have on the current and expected future pricing of oil and natural gas; fluctuations in prices of oil and natural gas; imports of foreign oil and natural gas, including liquefied natural gas; future capital requirements and availability of financing; management’s ability to execute our plans; geological concentration of our reserves; risks associated with drilling and operating wells; exploratory risks in the Haynesville Shale Play in northwest Louisiana; cash flow and liquidity; timing and amount of future production of oil and natural gas; availability of drilling and production equipment; marketing of oil and natural gas; and the risks described from time to time in the Company’s reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

i

CUBIC ENERGY, INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT ACCOUNTANT’S REPORT

The Stockholders and Board of Directors

Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheets as of September 30, 2008, and the related condensed statements of operations and of cash flows of Cubic Energy, Inc. for the three-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Cubic Energy, Inc. as of June 30, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year then ended; and in our report dated September 24, 2008, we expressed an unqualified opinion on those statements.

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC

Certified Public Accountants

Dallas, Texas
November 12, 2008

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

	September 30,
	2008 (unaudited)	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$4,984,601	$2,144,002
Accounts receivable - trade	207,376	165,910
Prepaid drilling costs	—	33,399
Other prepaid expenses	42,617	65,344
Total current assets	5,234,594	2,408,655
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	32,773,696	27,751,133
Unproven properties	1,192,417	3,254,901
Office and other equipment	28,420	14,672
Property and equipment, at cost	33,994,533	31,020,706
Less accumulated depreciation, depletion and amortization	4,426,869	4,163,112
Property and equipment, net	29,567,664	26,857,594
Other assets:
Deferred loan costs, net	190,473	224,434
Total other assets	190,473	224,434
	$34,992,731	$29,490,683

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$336,863	$250,630
Due to affiliates	2,394,807	411,284
Total current liabilities	2,731,670	661,914
Long-term liabilities:
Long-term debt, net of discounts	26,272,482	22,970,570
Total long-term liabilities	26,272,482	22,970,570
Commitments and contingencies	—	—
Stockholders’ equity:		—
Preferred stock - $.01 par value, authorized 10,000,000 shares, issued none	—
Common stock - $.05 par value, authorized 100,000,000 shares, issued 60,335,564 shares at September 30, 2008 and 58,853,064 shares at June 30, 2008	3,016,778	2,942,654
Additional paid-in capital	28,388,518	27,366,690
Accumulated deficit	(25,416,717)	(24,451,145)
Stockholders’ equity	5,988,579	5,858,199
	$34,992,731	$29,490,683

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,
	2008	2007
Revenues:
Oil and gas sales	$674,971	$447,988
Total revenues	$674,971	$447,988

Costs and expenses:
Oil and gas production, operating and development costs	364,356	240,190
General and administrative expenses	451,299	373,493
Depreciation, depletion and non-loan-related amortization	263,757	282,005
Total costs and expenses	1,079,412	895,688
Operating income (loss)	(404,441)	(447,700)

Non-operating income (expense):
Other income	18,105	17,870
Interest expense, including amortization of loan discount	(545,275)	(397,166)
Amortization of loan costs	(33,961)	(14,048)
Total non-operating income (expense)	(561,131)	(393,344)
Loss from operations before income taxes	(965,572)	(841,044)
Provision for income taxes	—	—

Net loss	$(965,572)	$(841,044)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding	60,286,271	55,957,472

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss)	$(965,572)	$(841,044)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	427,431	425,765
Stock issued for compensation	3,308	106,337
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	(41,466)	(183,849)
(Increase) decrease in other prepaid expenses	19,419	12,696
Increase (decrease) in accounts payable and accrued liabilities	86,233	28,120
Increase (decrease) in due to affiliates	45,990	(50,467)
Net cash provided (used) by operating activities	(424,657)	(502,442)

Cash flows from investing activities:
Acquisition and development of oil and gas properties	(2,960,079)	(4,396,750)
Increase (decrease) in capital portion of due to affiliates	1,937,533	(281,601)
Purchase of office equipment	(13,748)	(1,786)
(Increase) decrease in advances on development costs	33,399	(233,707)
Net cash provided (used) by investing activities	(1,002,895)	(4,913,844)

Cash flows from financing activities:
Proceeds from credit facility	3,172,200	4,037,400
Issuance of common stock, net	1,095,952	117,500
Loan costs incurred and other	—	—
Net cash provided (used) by financing activities	4,268,152	4,154,900

Net increase (decrease) in cash and cash equivalents	$2,840,599	$(1,261,386)

Cash and cash equivalents:
Beginning of period	2,144,002	3,122,273
End of period	$4,984,601	$1,860,887
Other information:
Cash interest paid on debt	$445,333	$267,433

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

(Unaudited)

Note A – Summary of Significant Account Policies:

Basis of presentation

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the “Company” or “Cubic”), are set forth in the Company’s financial statements that are a part of its Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of September 30, 2008, and for the three-month periods ended September 30, 2008, and 2007, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the periods.

Earnings per share

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (“EPS”) with basic and diluted EPS. Basic EPS is calculated by dividing net income (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Potential dilutive securities (e.g., stock warrants and convertible debt) have not been considered because the Company reported net losses in the three-month periods ended September 30, 2008, and 2007, and, accordingly, their effects would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding was 60,286,271 and 55,957,472 for the quarters ended September 30, 2008 and 2007, respectively.

Note B – Stockholders’ Equity:

Stock issuance

Through the following exercises of warrants, we issued an aggregate of 1,482,500 shares of common stock, which were not registered under the Securities Act of 1933, as amended, during the first quarter of fiscal 2009.

On July 3, 2008, two warrant holders of the Company exercised warrants for an aggregate of 1,127,500 shares of Company common stock, through the payment of $777,002 to the Company.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

(Unaudited)

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

Aggregate proceeds to the Company of the aforementioned stock issuances were $1,095,952, all of which have been or will be used for working capital purposes.  The aforementioned issuances were made in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1993, as amended, which exempts transactions by an issuer not involving a public offering.

Stock grants

On January 10 and January 18, 2007, the Company issued 489,500 and 52,500 unregistered shares, respectively, to the officers and directors, and key employees of the Company pursuant to the Company’s stock incentive plan (the “Plan”). As of such dates, the aggregate market value of the common stock granted was $391,600 and $42,000, respectively, based on the last sale price on the OTC Bulletin Board of the Company’s common stock. Such amounts were amortized to compensation expense on a quarterly basis during calendar year 2007. An additional $30,000 was accelerated into the quarter ended June 30, 2007 when one of our former Chief Financial Officers resigned in May 2007. Accordingly, $93,400 was recorded as compensation expense and included in general and administrative expense for the quarter ended September 30, 2007.

On August 20, 2007, the Company issued 90,000 unregistered shares to Scott D. Guffey, a former Chief Financial Officer of the Company, pursuant to the Plan, with such grant subject to vesting in quarterly installments over the following four quarters. On August 20, 2008, the remaining 33,750 shares of Mr. Guffey’s August 20, 2007 restricted stock grant vested. As of the date of the grant, the aggregate market value of the common stock granted was $103,500 based on the then market price on the OTCBB of the Company’s common stock. Such amount was amortized to compensation expense on a quarterly basis during fiscal years 2008 and 2009. Accordingly, $12,937, $25,875, $25,875, $25,875 and $12,938 was recorded as compensation expense and included in general and administrative expenses for the quarters ended September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

(Unaudited)

Note C – Long-term debt:

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

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest (see below) based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid-in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties. The assignment of a value to the warrants and net profits interest resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense. Amortization for the quarters ended September 30, 2008 and 2007 was $129,713. Amortization for the fiscal years ending June 30, 2009 and 2010 is expected to be approximately $514,620 and $342,610, respectively.

Cubic incurred loan costs of $240,613 on the issuance of the debt and warrants. The amount allocable to the debt of $166,590 has been capitalized and is being amortized over the term of the debt. Amortization for the quarters ended September 30, 2008 and 2007 was $14,048. Amortization for the fiscal years ending June 30, 2009 and 2010 is expected to be approximately $55,733 and $37,105, respectively. Cubic also incurred commitment fees of $170,000 related to subsequent increases in the Credit Facility’s borrowing base; such amount was capitalized in fiscal 2008 and is being amortized over the remaining term of the loan. Amortization for the quarters ended September 30, 2008 and 2007 was $19,913 and $0, respectively. Amortization for the fiscal years ending June 30, 2009 and 2010 is expected to be approximately $79,001 and $52,595, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

(Unaudited)

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

Note D – Related party transactions:

An affiliated company, Tauren Exploration, Inc. (“Tauren”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin Wallen III, owns a working interest in the wells in which the Company owns a working interest. As of September 30, 2008 and June 30, 2008, the Company was owed by Tauren $14,235 and $942, respectively for miscellaneous capital expenditures and general and administrative expenses paid by the Company on Tauren’s behalf.

In addition, all but three wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin Wallen III. As of September 30, 2008 and June 30, 2008, the Company owed Fossil $2,833,781 and $862,895, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $424,740 and $450,699, respectively, for oil and gas sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three months ended September 30, 2008 and 2007 should be read in conjunction with our condensed financial statements and the notes thereto included in this Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2008.

Revenues

OIL AND GAS SALES increased 51% to $674,971 for the quarter ended September 30, 2008 from $447,988 for the quarter ended September 30, 2007 primarily due to higher natural gas prices and 13 new wells being online in the 2008 quarter. The weighted average natural gas price we received in the 2008 quarter was $9.41 per mcf versus $6.90 in the 2007 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) increased 52% to $364,356 (54% of oil and gas sales) for the 2008 quarter from $240,190 (54% of oil and gas sales) for the 2007 quarter primarily due to more wells being on-line in Louisiana, which resulted in: a $50,502 increase in the cost of chemicals; a $47,785 increase in salt water hauling and disposal costs; and $64,276 in common facility expenses for production from the Company’s Johnson Branch wells, which did not occur in the prior year period. Such increases were partially offset by a $51,335 decrease in costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) increased 21% to $451,299 for the 2008 quarter from $373,493 in the 2007 quarter as a result of: a $49,038 increase in cash compensation expense resulting from an increase in the number of our employees; and the following expenses, which occurred in the 2008 quarter but did not occur in the prior year quarter: $83,542 in stock exchange application and listing fees; $40,215 in contracted professional services expenses related to an increase in “division order” accounting work resulting from our increased drilling activity; and, $10,032 in marketing expenses. These amounts were partially offset by a $93,399 decrease in non-cash stock compensation.

DEPRECIATION, DEPLETION AND AMORTIZATION (“DD&A”) decreased 6% to $263,757 in the 2008 quarter from $282,005 in the 2007 quarter primarily due to an increase in our total proved reserves to approximately 17.4 Bcfe at September 30, 2008 as compared to approximately 6.6 Bcfe at June 30, 2008 and approximately 4.3 Bcfe at September 30, 2007. This increase in proved reserves was primarily the result of an increase in our Proved Undeveloped (“PUD”) reserves associated with our Haynesville shale assets. Development of the Haynesville Shale Play commenced approximately only one year ago. While the majority of all Haynesville Shale wells drilled as of September 30, 2008, including wells drilled by our competitors, were in or around the Company’s leaseholds, publicly-available production data for the play had been scarce until very recently. As horizontal drilling through this formation has begun to be optimized over the last few months and more initial production data has become available, the expected recovery of hydrocarbons from the Haynesville Shale Play has significantly risen. These recent developments resulted in a substantial increase in our PUD reserves associated with our Haynesville shale assets as estimated by an independent, petroleum engineering firm, as of September 30, 2008, as compared to both June 30, 2008 and September 30, 2007. The estimates of this independent petroleum engineering firm were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. Such increase in reserves, coupled with relatively flat gas production versus the prior year quarter, resulted in a significantly lower depletion percentage being applied to our capitalized costs in the current year quarter; the depletion percentage in the 2008 quarter was approximately 0.3939% as compared to approximately 1.4899% in the prior year quarter. The lower depletion percentage was partially offset by a $13,918,980, or 69%, increase in “Property and equipment, at cost” at September 30, 2008 as compared to September 30, 2007, which was primarily the result of capital expenditures for the drilling and completion of new hydrocarbon-producing wells.

INTEREST EXPENSE increased 37% to $545,275 in the 2008 quarter from $397,166 in the 2007 quarter primarily due to an increase in debt (before discounts) to $27,000,000 at September 30, 2008 from $13,037,400 at September 30, 2007. This increase resulted from draws of approximately $11,962,600 on the revolving line of credit with Wells Fargo, and the borrowing of $2,000,000 under the terms of the May 6, 2008 Subordinated Note. The weighted average debt balance (before discounts) for the 2008 quarter was $25,275,978 as compared to $10,522,220 in the 2007 quarter. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $129,713 being recorded in each of the 2008 and 2007 quarters.

Capital Resources and Liquidity

Working Capital

The Company’s working capital increased to $2,502,924 at September 30, 2008 from $1,746,741 at June 30, 2008, primarily due to cash flows provided by financing activities of $4,268,152 resulting from $1,095,952 of proceeds from the issuance of common stock (as a result of the exercise of warrants), and the borrowing of $3,172,200 on the aforementioned revolving line of credit with Wells Fargo. These cash inflows were partially offset by the aforementioned capital expenditures of $2,960,079 related to the drilling and completion of new wells and the $424,657 use of cash from operating activities in the quarter ended September 30, 2008.

Cash Flow

Our net (decrease) increase in cash and cash equivalents is summarized as follows:

	Three months ended September 30,
	2008	2007
Net cash provided (used) by operating activities	$(424,657)	$(502,442)
Net cash provided (used) by investing activities	(1,002,895)	(4,913,844)
Net cash provided (used) by financing activities	4,268,152	4,154,900
Net increase (decrease) in cash and cash equivalents	$2,840,599	$(1,261,386)

Operating Activities – During the quarter ended September 30, 2008, the Company used cash flows from operating activities of $424,657 as compared to $502,442 in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities – The primary driver of cash used in investing activities is capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the quarter ended September 30, 2008, we had capital spending of $2,960,079 and used net cash of $1,002,895 in investing activities. In the quarter ended September 30, 2007, we had capital spending of $4,396,750 and used net cash of $4,913,844 in investing activities.

As of November 11, 2008, the Company has successfully drilled 22 wells in its northwest Louisiana properties (12 in its Johnson Branch acreage in Caddo Parish, and 10 in its Bethany Longstreet acreage in Caddo and DeSoto Parishes). In its Johnson Branch acreage, Cubic has drilled 12 wells through the Cotton Valley sandstones, with three of these wells penetrating deeper into the Bossier/Haynesville shales. Two of such Bossier/Haynesville wells have been completed and are producing from the Haynesville formation; the third such well was completed and is producing from the Cotton Valley formation. To date, 10 Johnson Branch wells have been completed as hydrocarbon producers in the Cotton Valley sandstones. Additionally, in its Bethany Longstreet acreage, Cubic has eight producing wells in the Cotton Valley and Hosston formations and two producing wells in the Haynesville Shale.

On October 14, 2008, the Company engaged RBC Richardson Barr Securities, Inc., an affiliate of Royal Bank of Canada Capital Markets, to explore all strategic alternatives on behalf of the Company and its shareholders, including a potential sale of the Company or its assets. Concurrent with this engagement, the Company reduced its planned capital expenditures for the remainder of fiscal 2009. In addition to the completion of the Red Oak Timber 5 No.1 and Estes 7 No. 1 wells into the Haynesville Shale subsequent to the end of the fiscal first quarter (on October 16, 2008 and November 11, 2008, respectively), the Company anticipates the following capital projects in the remainder of fiscal 2009: re-completions of four wells in our Johnson Branch acreage; the acquisition of rights-of-way in certain of our leases; and the acquisition of a minor working interest in a horizontal Haynesville Shale well (operated by an unrelated third-party), which is expected to begin production in the second half of fiscal 2009. As a result, our projected capital expenditures for fiscal 2009 are expected to be approximately $4,300,000, which is below the minimum amount that we projected in our most recent Annual Report on Form 10-K. No assurance can be given that all or any of these anticipated projects will be completed as currently anticipated. The Company plans to fund these capital expenditures through cash on hand and cash provided from operations, although the Company cannot be certain that adequate funds will be available from operating cash flow to fully fund the projected capital expenditures for fiscal 2009. Additionally, because future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company’s success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company’s development and exploration program, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s future development and exploratory activities.

Financing Activities – Net cash flows provided by financing activities were $4,268,152 and $4,154,900 in the quarters ended September 30, 2008 and 2007, respectively.

During the 2008 quarter, we received an aggregate of $1,095,952 in proceeds from the issuance of stock (resulting from the exercise of warrants), and, on August 20, 2008, Cubic drew upon an additional $3,172,200 from Wells Fargo under the revolving line of credit component of our Credit Facility in order to fund the completion of four wells drilled in our Johnson Branch acreage in fiscal 2008 and the drilling of two additional wells located in the Company’s Bethany Longstreet acreage in Caddo and DeSoto parishes. As a result, the Company has borrowed the full $20,000,000 available under the Credit Facility’s Revolving Note (and an aggregate of $25,000,000 under the Credit Facility). During the 2007 quarter, we received an aggregate of $117,500 in proceeds from the issuance of stock (resulting from the exercise of warrants) and drew upon $4,037,400 from the Revolving Note of our Credit Facility.

Contractual Obligations

We have no material changes in our long-term commitments associated with our capital expenditure plans or operating agreements other than those described above. Our level of capital expenditures will vary in future periods depending on: the success we experience in our acquisition, developmental and exploration activities; oil and natural gas price conditions; and other related economic factors. Currently, no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities. We have no contractual commitments pertaining to exploration, development and production activities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended June 30, 2008.

Subsequent Events

On October 3, 2008, Scott D. Guffey, Chief Financial Officer of the Company, resigned from such position. During an unspecified transition period, Mr. Guffey has agreed to provide consulting services to the Company, as the Company may reasonably request.

On October 8, 2008, the Company appointed Larry Badgley, age 52, as its Chief Financial Officer, effective October 13, 2008. Mr. Badgley joined the Company in August 2008, as a consultant. Prior to joining the Company, from October 2005 through September 2006, Mr. Badgley served as Managing Director of BridgePoint Consulting, a provider of CFO services to venture capital-backed and early stage companies. In that capacity, Mr. Badgley was primarily responsible for strategic planning for growth companies. From July 1998 through October 2005, Mr. Badgley served as Director of Accounting and Finance for Jefferson Wells International, an international professional services firm. Prior to that time, Mr. Badgley served as Chief Operating Officer and Chief Financial Officer of a privately held national sign manufacturer until its sale in July 1998. In his 11 years providing CFO services to venture capital-backed and early stage companies, Mr. Badgley was responsible for financial planning and analysis, SEC reporting, SOX technical training and practice development, and served as a national practice leader for mergers and acquisitions with a heavy focus on due diligence and post-acquisition integration. While at BridgePoint Consulting, Mr. Badgley was also instrumental in National Energy Group’s initial public offering in 2006. Mr. Badgley received a BBA in Finance from Hardin-Simmons University and is a certified public accountant.

Mr. Badgley’s salary has been established at $145,000 per year, plus a $300 per month health insurance subsidy. In the event that Mr. Badgley is terminated without cause, as determined by the Board of Directors of the Company, he will be entitled to three months salary. The Company and Mr. Badgley did not enter into a written employment agreement.

On October 14, 2008, the Company issued a press release announcing that it has retained RBC Richardson Barr Securities, Inc., an affiliate of Royal Bank of Canada Capital Markets, to explore all strategic alternatives on behalf of the Company and its shareholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

As of September 30, 2008, we had $27,000,000 of long-term debt outstanding under our Credit Facility and the Subordinated Note, each of which matures in fiscal 2010 and bears interest at the prime rate plus 2.0%. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at September 30, 2008, a 100 basis point change in interest rates would change our annual interest expense by approximately $270,000. We had no interest rate derivatives during the first quarter of fiscal 2009.

Item 4. Controls and Procedures

Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures under Exchange Act Rules 13a -15(e) and 15d-15(e) are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings to which the Company is a party or to which its properties are subject, which are, in the opinion of management, likely to have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes in the risk factors applicable to us from those disclosed in our Fiscal 2008 Form 10-K, except as follows:

Increased drilling in the Haynesville Shale in and around our core area may cause pipeline capacity problems that may limit our ability to sell natural gas.

All of the Company’s Louisiana acreage lies atop the center of what is known in our industry as the “Haynesville Shale Play” (which we also refer to as the “Bossier/Haynesville shales” elsewhere herein). The few Haynesville Shale wells drilled to date in and around our core area have reported very high initial production rates, implying large reserves. If the Haynesville Shale continues to be successful, the amount of natural gas being produced in and around our core area from these new wells, as well as other existing wells, may exceed the capacity of the various gathering and intrastate or interstate transportation pipelines currently available, which could result in wells being shut-in awaiting a pipeline to deliver such gas. Any such shutting-in of our wells could adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A description of our stock issuances during the quarter ended September 30, 2008 is included in “Item 1. Notes to Condensed Financial Statements — Note B — Stockholders’ Equity” elsewhere herein and is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIC ENERGY, INC.
(Registrant)

Date: November 14, 2008	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Larry Badgley
Larry Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)