Form 10-K/A
period 2008-06-30
CUBIC ENERGY INC
filed 2008-11-20
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, in order to revise the Chief Executive Officer and Chief Financial Officer certifications originally filed as Exhibits 31.1 and 31.2, which inadvertently omitted certain language required to be included.  This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the Form 10-K and our other filings with the SEC.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(b)           Exhibits.

The following exhibits are filed as part of this Form 10-K/A:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Calvin A. Wallen, III

31.2	Rule 13a-14(a)/15d-14(a) Certification of Larry Badgley

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 2008.

CUBIC ENERGY, INC.

By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III
President and Chief
Executive Officer

By:	/s/ Larry Badgley
Larry Badgley
Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Calvin A. Wallen, III	President, Chief Executive	November 20, 2008
Calvin A. Wallen, III	Officer and Director

/s/ Larry Badgley	Chief Financial Officer	November 20, 2008
Larry Badgley	(principal accounting
officer)

/s/ Jon Stuart Ross	Secretary and Director	November 20, 2008
Jon Stuart Ross

/s/ Gene Howard	Director	November 20, 2008
Gene Howard

/s/ Herbert A. Bayer	Director	November 20, 2008
Herbert A. Bayer

/s/ Bob Clements	Director	November 20, 2008
Bob Clements