Form 10-Q
period 2008-12-31
CUBIC ENERGY INC
filed 2009-02-17
CIK 319156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              Quarterly Report under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2008

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

As of February 17, 2009, the registrant had 60,570,564 shares of common stock, $0.05 par value, outstanding.

Special note regarding forward-looking statements

This quarterly report on Form 10-Q contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, are forward-looking statements. These forward-looking statements relate to, among other things, the following: our future financial and operating performance and results; our business strategy; market prices; and our plans and forecasts.

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report, as well as those described in our annual report on Form 10-K for the year ended June 30, 2008, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

•                  the volatility in commodity prices for oil and natural gas;

•                  the possibility that the industry may be subject to future regulatory or legislative actions (including any additional taxes);

•                  the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•                  our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to service our debt and fully develop our undeveloped acreage positions;

•                  the ability to replace oil and natural gas reserves;

•                  lease or title issues or defects to our oil and gas properties;

•                  environmental risks;

•                  drilling and operating risks;

•                  exploration and development risks;

•                  competition, including competition for acreage in natural gas producing areas;

•                  management’s ability to execute our plans to meet our goals;

•                  our ability to retain key members of senior management;

•                  our ability to obtain goods and services, such as drilling rigs and other oilfield equipment, and access to adequate gathering systems and pipeline take-away capacity, to execute our drilling program;

•                  general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including that the United States economic slow-down might continue to negatively affect the demand for natural gas, oil and natural gas liquids;

•                  continued hostilities in the Middle East and other sustained military campaigns or acts of terrorism or sabotage;

•                  our ability to market oil and natural gas due to pipeline capacity; and

•                  other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors may negatively impact our business, operations or pricing.

i

All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this document. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

ii

CUBIC ENERGY, INC.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT ACCOUNTANT’S REPORT

The Stockholders and Board of Directors
Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheet as of December 31, 2008, and the related condensed statements of operations for the three and six month periods ended December 31, 2008 and 2007, and the cash flows of Cubic Energy, Inc. for the six month period ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC

Certified Public Accountants

Dallas, Texas

February 06, 2009

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2008 (unaudited)	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$1,136,271	$2,144,002
Accounts receivable - trade	123,605	165,910
Prepaid drilling costs	—	33,399
Other prepaid expenses	19,793	65,344
Total current assets	1,279,669	2,408,655
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	25,387,537	27,751,133
Unproven properties	1,194,155	3,254,901
Office and other equipment	28,420	14,672
Property and equipment, at cost	26,610,112	31,020,706
Less accumulated depreciation, depletion and amortization	4,723,095	4,163,112
Property and equipment, net	21,887,017	26,857,594
Other assets:
Deferred loan costs, net	156,513	224,434
Total other assets	156,513	224,434
	$23,323,199	$29,490,683

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$211,825	$250,630
Due to affiliates	535,840	411,284
Total current liabilities	747,665	661,914
Long-term liabilities:
Long-term debt, net of discounts	26,402,194	22,970,570
Total long-term liabilities	26,402,194	22,970,570
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 10,000,000 shares, issued none	—	—
Common stock - $.05 par value, authorized 100,000,000 shares, issued 60,335,564 shares at December 31, 2008 and 58,853,064 shares at June 30, 2008	3,016,778	2,942,654
Additional paid-in capital	28,388,518	27,366,690
Accumulated deficit	(35,231,956)	(24,451,145)
Stockholders’ equity	(3,826,660)	5,858,199
	$23,323,199	$29,490,683

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues:
Oil and gas sales	$491,966	$375,825	$1,166,937	$823,813
Total revenues	$491,966	$375,825	$1,166,937	$823,813
Costs and expenses:
Oil and gas production, operating and development costs	399,743	181,422	764,099	421,612
General and administrative expenses	449,094	453,811	900,393	827,304
Depreciation, depletion and non-loan-related amortization	296,227	204,249	559,984	486,253
Impairment loss on oil and gas properties	8,599,871	—	8,599,871	—
Total operating costs and expenses	9,744,935	839,482	10,824,347	1,735,169
Operating loss	(9,252,969)	(463,657)	(9,657,410)	(911,356)

Non-operating income (expense):
Other income	12,290	11,286	30,395	29,156
Interest expense, including amortization of loan discount	(540,600)	(480,556)	(1,085,875)	(877,722)
Amortization of loan costs	(33,960)	(14,048)	(67,921)	(28,096)
Total non-operating expense	(562,270)	(483,318)	(1,123,401)	(876,662)
Loss from operations before income taxes	(9,815,239)	(946,975)	(10,780,811)	(1,788,018)
Provision for income taxes	—	—	—	—
Net loss	$(9,815,239)	$(946,975)	$(10,780,811)	$(1,788,018)
Net loss per common share - basic and diluted	$(0.16)	$(0.02)	$(0.18)	$(0.03)
Weighted average common shares outstanding	60,335,564	56,362,581	60,310,917	56,160,026

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net (loss)	(10,780,811)	$(1,788,018)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	887,329	773,774
Impairment Loss on Oil and Gas properties	8,599,871
Stock issued for compensation	—	225,612
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	42,305	94,486
(Increase) decrease in other prepaid expenses	45,551	25,392
Increase (decrease) in accounts payable and accrued liabilities	(38,805)	146,502
Increase (decrease) in due to affiliates	175,727	(371,282)
Net cash provided (used) by operating activities	(1,068,834)	(893,534)

Cash flows from investing activities:
Acquisition and development of oil and gas properties	(4,175,529)	(8,679,932)
Increase (decrease) in capital portion of due to affiliates	(51,171)	(498,210)
Purchase of office equipment	(13,748)	(1,786)
(Increase) decrease in advances on development costs	33,399	(814,229)
Net cash provided (used) by investing activities	(4,207,049)	(9,994,157)

Cash flows from financing activities:
Proceeds from credit facility	3,172,200	8,658,410
Issuance of common stock, net	1,095,952	303,000
Net cash provided (used) by financing activities	4,268,152	8,961,410

Net increase (decrease) in cash and cash equivalents	$(1,007,731)	$(1,926,281)

Cash and cash equivalents:
Beginning of period	2,144,002	3,122,273
End of period	$1,136,271	$1,195,992
Other information:
Cash interest paid on debt	$857,111	$618,296

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

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

The financial information included herein as of December 31, 2008, and for the three and six month periods ended December 31, 2008, and 2007, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments, except for the adjustment described in Note C), which are, in the opinion of management, necessary for a fair statement of results for the periods.

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

Potential dilutive securities (e.g., stock warrants and convertible debt) have not been considered because the Company reported net losses in the three and six month periods ended December 31, 2008, and 2007, and, accordingly, their effects would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding was 60,335,634 and 56,362,581 for the quarters ended December 31, 2008 and 2007, respectively, and 60,310,917 and 56,160,026 for the six month periods ended December 31, 2008 and 2007, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

(Unaudited)

Note B – Stockholders’ Equity:

Stock issuances

Through the following exercises of warrants, we issued an aggregate of 1,482,500 shares of common stock, which were not registered under the Securities Act of 1933, as amended, during the first six months of fiscal 2009.

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

Aggregate proceeds to the Company of the aforementioned stock issuances were $1,095,952, all of which have been or is expected to be used for working capital purposes.  The aforementioned issuances were made in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1993, as amended, which exempts transactions by an issuer not involving a public offering.

Stock grants

On January 10 and January 18, 2007, the Company issued 489,500 and 52,500 unregistered shares, respectively, to the officers, directors, and key employees of the Company pursuant to the Company’s stock incentive plan (the “Plan”). As of such dates, the aggregate market value of the common stock granted was $391,600 and $42,000, respectively, based on the last sale price on the OTC Bulletin Board (the “OTCBB”) of the Company’s common stock. Such amounts were amortized to compensation expense on a quarterly basis during calendar year 2007. An additional $30,000 was accelerated into the quarter ended June 30, 2007 when one of our former Chief Financial Officers resigned in May 2007. Accordingly, $93,400 was recorded as compensation expense and included in general and administrative expense for the quarter ended September 30, 2007.

On August 20, 2007, the Company issued 90,000 unregistered shares to a former Chief Financial Officer of the Company, pursuant to the Plan, with such grant subject to vesting in quarterly installments over the following four quarters. On August 20, 2008, the remaining 33,750 shares of the August 20, 2007 restricted stock grant vested. As of the date of the grant, the aggregate market value of the common stock granted was $103,500 based on the then market price on the OTCBB of the Company’s common stock. Such amount was amortized to compensation expense on a quarterly basis during fiscal years 2008 and 2009. Accordingly, $12,937, $25,875, $25,875, $25,875 and $12,938 was recorded as compensation expense and included in

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

(Unaudited)

general and administrative expenses for the quarters ended September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, respectively.

On January 31 and February 4, 2008, the Company issued 555,000 and 52,500 unregistered shares respectively, to the officers, directors, and key employees of the Company pursuant to the Plan. As of such dates, the aggregate market value of the common stock granted was $893,550 and $84,525, (a total of $978,075) respectively, based on the last sale price on the OTCBB of the Company’s common stock. SEC guidance now requires that immediately-vesting common stock grants with no forfeiture provisions be expensed at the time of grant rather than amortized over the four quarters of the service period. Accordingly, the full $978,075 was recorded as compensation expense and included in general and administrative expenses for the fiscal year ended June 30, 2008.

Note C – Oil and Gas Properties

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

The Company recorded an impairment loss on oil and gas properties in the amount of $8,599,871 for the three and six months ended December 31, 2008 as a result of the full cost ceiling test. The weighted average natural gas price utilized for the December 31, 2008 ceiling impairment evaluation was $5.907 per Mcf.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

(Unaudited)

Note D – Long-term debt:

March 2007 debt issue

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital, Inc. (“Wells Fargo”) providing for a revolving credit facility of $20,000,000 (the “Revolving Note”) and a convertible term loan of $5,000,000 (the “Term Loan”; and together with the Revolving Note, the “Credit Facility”). The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matures on March 1, 2010, and is secured by substantially all of the assets of the Company. Approximately $5,000,000 of the funded amount was used, together with cash on hand, to retire the Company’s previously outstanding senior debt that was due February 6, 2009.

The revolving credit facility is subject to a borrowing base, initially set at $4,000,000, and is subject to periodic review. The convertible term loan of $5,000,000 is convertible into 5,000,000 shares of Cubic common stock.

In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an exercise price of $1.00 per share.

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest (see below) based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid-in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties. The assignment of a value to the warrants and net profits interest resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense. Amortization was $129,713 for the quarters ended December 31, 2008 and 2007, and was $259,425 for the six month periods ended December 31, 2008 and 2007. Amortization for the fiscal years ending June 30, 2009 and 2010 is expected to be approximately $514,620 and $342,610, respectively.

Cubic incurred loan costs of $240,613 on the issuance of the debt and warrants. The amount allocable to the debt of $166,590 has been capitalized and is being amortized over the term of the debt. Amortization was $14,048 for the quarters ended December 31, 2008 and 2007, and was $28,096 for the six month periods ended December 31, 2008 and 2007. Amortization for the fiscal years ending June 30, 2009 and 2010 is expected to be approximately $55,733 and $37,105, respectively. Cubic also incurred commitment fees of $170,000 related to subsequent increases in the Credit Facility’s borrowing base; such amount was capitalized in fiscal 2008 and is being amortized over the remaining term of the loan. Amortization for the quarters ended December 31, 2008 and 2007 was $19,913 and $0, respectively; and amortization for the six month periods ended December 31, 2008 and 2007 was $39,826 and $0, respectively. Amortization for the fiscal years ending June 30, 2009 and 2010 is expected to be approximately $79,001 and $52,595, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

(Unaudited)

May 2008 subordinated debt issue

On May 6, 2008, the Company issued a subordinated promissory note in the amount of $2,000,000 (the “Subordinated Note”) to Diversified Dynamics Corporation (the “Lender”), an entity controlled by William Bruggeman, who beneficially owns more than 5% of the common stock of the Company. The Subordinated Note bears interest at a fluctuating rate equal to the sum of the prime rate plus two percent (2%) per annum, and matures on April 30, 2010. As consideration for the loan made by Lender pursuant to the Subordinated Note, the Company agreed to convey to Lender, upon the repayment in full of the indebtedness evidenced by the Subordinated Note and the repayment in full of the senior indebtedness evidenced by the Credit Facility with Wells Fargo, an undivided 0.375% net profits interest in the future production of hydrocarbons from or attributable to Cubic’s net interest in its Louisiana properties. The proceeds of the Subordinated Note are being used for general corporate and working capital purposes.

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

Note E – Related party transactions

An affiliated company, Tauren Exploration, Inc. (“Tauren”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin Wallen III, owns a working interest in the wells in which the Company owns a working interest. As of December 31, 2008 and June 30, 2008, the Company owed Tauren $6,105 and was owed $942 by Tauren, respectively for miscellaneous capital expenditures and general and administrative expenses paid by the Company on Tauren’s behalf.

In addition, all but three wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin Wallen III. As of December 31, 2008 and June 30, 2008, the Company owed Fossil $852,967 and $862,895, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $323,232 and $450,699, respectively, for oil and gas sales.

Note F – Subsequent Events

On January 12, 2009, the Company issued 235,000 unregistered shares to three directors of the Company pursuant to the Plan.  As of such dates, the aggregate market value of the common stock granted was $385,400 based on the last sale price ($1.64/share) on the aforementioned date, on the NYSE Alternext of the Company’s common stock. Such amounts were expensed upon issuance to compensation expense.

On January 28, 2009, the Company authorized the issuance of 250,000 and 122,500 unregistered shares, respectively, to the officers and key employees of the Company pursuant to the Plan, which shares are subject to forfeiture in the event that such recipient’s service with the Company terminates prior to a specified date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition as of December 31, 2008 and June 30, 2008 and our operations for the three and six month periods ended December 31, 2008 and 2007 should be read in conjunction with our condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2008.

Overview

Cubic Energy, Inc. is an independent upstream energy company engaged in the development and production of, and exploration for, crude oil and natural gas. Our oil and gas assets and activities are concentrated exclusively in Louisiana and Texas.

Our corporate strategy with respect to our asset development efforts was to position the Company in a low risk opportunity while building main stream high yield reserves.  The acquisition of our Cotton Valley acreage in northwest Louisiana, combined with our position in DeSoto and Caddo Parishes, Louisiana not only puts us in a reservoir rich environment with the Cotton Valley formation, but also gives us the potential to discover additional commercial horizons that can add value to the bottom line. We have had success on our acreage with wells drilled by achieving production from not only the Cotton Valley, but also the Upper and Lower Hosston, Pettet and Rodessa formations.

As of December 31, 2008, the Company has successfully drilled 22 wells in its northwest Louisiana properties (12 in its Johnson Branch acreage in Caddo Parish, and 10 in its Bethany Longstreet acreage in Caddo and DeSoto Parishes). In its Johnson Branch acreage, Cubic has drilled 12 wells through the Cotton Valley sandstones, with three of these wells penetrating deeper into the Bossier/Haynesville shales. Two of such Bossier/Haynesville wells have been completed and are producing from the Haynesville formation; the third such well was completed and is producing from the Cotton Valley formation. To date, 10 Johnson Branch wells have been completed as hydrocarbon producers in the Cotton Valley sandstones. Additionally, in its Bethany Longstreet acreage, Cubic has eight producing wells in the Cotton Valley and Hosston formations and two producing wells in the Haynesville Shale.

On or about, January 12, 2009, the Company elected to participate in the horizontal drilling of Chesapeake’s HA RA SUM; S Mitchell 12-15-16H1 well. The well is located in the Johnson Branch Field of Caddo Parish, Louisiana, and is expected to be horizontally drilled to a measured depth of 16,500 feet, followed by a Haynesville Shale completion. Cubic has an estimated 2.5% working interest in the well. Cubic has a working interest with Chesapeake Energy in three Johnson Branch Cotton Valley wells: the Copeland 12-1, the Soaring Ridge 15-1, and the Fiest 21-1. Cubic’s future plans include participation in the Beauregard 21-1, the Clingman 11 H-1 wells, and other wells in sections controlled by Chesapeake, in which Cubic has a working interest in the Haynesville Shale.

Participating in the S Mitchell well is expected to give Cubic’s technical personnel valuable insights in the methods and technologies to help the Company in developing and enhancing the development of the balance of our acreage.

Capital Resources and Liquidity

Working Capital

The Company’s working capital decreased 70% to $532,004 at December 31, 2008 from $1,746,741 at June 30, 2008. This decrease was primarily due to cash used by investing activities of $4,207,049 and operating activities of $1,068,834, mainly for the drilling and completion of new wells, in the six months ended

December 31, 2008. These cash outflows were partially offset by cash flows provided by financing activities of $4,268,152 resulting from $1,095,952 of proceeds from the issuance of common stock (as a result of the exercise of warrants), and the borrowing of $3,172,200 on the aforementioned revolving line of credit with Wells Fargo in the six months ended December 31, 2008.

The Company has reduced its planned capital expenditures for the remainder of fiscal 2009. The Company anticipates the following capital projects in the remainder of fiscal 2009: re-completions of up to four wells in our Johnson Branch acreage; the acquisition of additional leaseholds in and around its core acreage position; final payments that may be outstanding in the acquisition of rights-of-way in certain of our leases; and the election to participate in certain horizontal Haynesville Shale wells operated by an unrelated third-party, which are expected to begin production in the second half of fiscal 2009. As a result, our projected capital expenditures for fiscal 2009 are expected to be approximately $4,000,000, which is below the minimum amount that we projected in both our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and our Annual Report on Form 10-K for the year ended June 30, 2008.

Due to the significant downturn in the price of natural gas, continued prudence will be exercised in the undertaking of any new operations during the near term. No assurance can be given that all or any of these anticipated projects will be completed as currently anticipated. The Company plans to fund these capital expenditures among other ways, through cash on hand and cash provided from operations, although the Company cannot be certain that adequate funds will be available from operating cash flow to fully fund the projected capital expenditures for fiscal 2009.

Additionally, because future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company’s success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company’s development and exploration program, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploration activities.

Cash Flow

Our net (decrease) increase in cash and cash equivalents is summarized as follows:

	Six months ended December 31,
	2008	2007
Net cash provided (used) by operating activities	$(1,068,834)	$(893,534)
Net cash provided (used) by investing activities	(4,207,049)	(9,994,157)
Net cash provided (used) by financing activities	4,268,152	8,961,410
Net increase (decrease) in cash and cash equivalents	$(1,007,731)	$(1,926,281)

Operating Activities – During the six months ended December 31, 2008, the Company used cash flows from operating activities of ($1,068,834) as compared to ($893,534) in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities – The cash used in investing activities consists of capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the six months ended December 31, 2008, we had capital spending related to the acquisition and development of oil and gas properties of $4,175,529 and used net cash of $4,207,049 in investing activities. In the six months ended December 31, 2007, we had capital spending related to the acquisition and development of oil and gas properties of $9,178,142 and used net cash of $9,994,157 in investing activities.

Financing Activities — Net cash flows provided by financing activities were $4,268,152 and $8,961,410 in the six month periods ended December 31, 2008 and 2007, respectively.

During the 2008 period, we received an aggregate of $1,095,952 in proceeds from the issuance of stock (resulting from the exercise of warrants), and, on August 20, 2008, Cubic drew upon an additional $3,172,200 from Wells Fargo under the revolving line of credit component of our Credit Facility in order to fund the completion of four wells drilled in our Johnson Branch acreage in fiscal 2008 and the drilling of two additional wells located in the Company’s Bethany Longstreet acreage in Caddo and DeSoto parishes. As a result, the Company has borrowed the full $20,000,000 available under the Credit Facility’s Revolving Note (and an aggregate of $25,000,000 under the Credit Facility). During the 2007 period, we received an aggregate of $303,000 in proceeds from the issuance of stock (resulting from the exercise of warrants) and drew upon $8,658,410 from the Revolving Note of our Credit Facility.

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

Results of Operations

For the Three Months ended December31, 2008 and 2007

	Three months ended
	December 31,		Change
	2008	2007	Amount	%
Production Volumes:
Oil (Bbl)	524	322	202	63%
Natural gas liquids (gallons)	25,967	—	25,967	—
Natural gas (Mcf)	68,913	44,393	24,520	55%
Total (Mcfe)	75,764	46,325	29,439	64%

Weighted Average Sales Prices:
Oil (per Bbl)	$48.46	$91.49	$(43.03)	-47%
Natural gas liquids (per gallon)	$0.79	$—	$0.79	—
Natural gas (per Mcf)	$6.47	$7.80	$(1.33)	-17%

Selected Expenses per Mcfe:
Production costs	$4.80	$2.61	$2.19	84%
Workover expenses (non-recurring)	$0.14	$0.02	$0.12	657%
Severance taxes	$0.17	$0.32	$(0.15)	-47%
Other revenue deductions	$0.31	$0.97	$(0.66)	-68%
Total lease operating expenses	$5.42	$3.92	$1.50	38%
General and administrative expenses	$5.93	$9.80	$(3.87)	-39%
Depreciation, depletion and amortization	$3.91	$4.41	$(0.50)	-11%

Revenues

OIL AND GAS SALES increased 31% to $491,966 for the quarter ended December 31, 2008 from $375,825 for the quarter ended December 31, 2007 primarily due to higher gas volumes resulting from 14 new wells being online in the 2008 quarter versus the 2007 quarter. The weighted average natural gas price we received in the 2008 quarter was $6.47 per mcf versus $7.80 in the 2007 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS increased 120% to $399,743 (81% of oil and gas sales) for 2008 from $181,422 (48% of oil and gas sales) for 2007 primarily due to more wells being on-line in Louisiana, which resulted in: a $35,855 increase in the cost of chemicals; a $65,950 increase in salt water hauling and disposal costs; and $55,814 in common facility expenses for production from the Company’s Johnson Branch wells, which did not occur in the prior year period. Such increases were partially offset by a $21,522 decrease in costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas.

GENERAL AND ADMINISTRATIVE EXPENSES decreased 1% to $449,094 for 2008 from $453,811 in 2007 primarily as a result of overall decreases of $119,275 in non-cash stock compensation and a $44,793 decrease in contracted professional services related to a decrease in “division order” accounting work. These amounts were partially offset by a $71,947 increase in contract services related to accounting consulting fees and a $53,894 increase in marketing expenses, which occurred in the three months ended December 31, 2008.

DEPRECIATION, DEPLETION AND NON-LOAN RELATED AMORTIZATION increased 45% to $296,227in 2008 from $204,249 in 2007. The increase was primarily due to a $10,851,248, or 45%, increase in “Property and equipment (at cost)”, prior to the Impairment Loss on Oil and Gas Properties described in the next paragraph, at December 31, 2008 as compared to December 31, 2007.

IMPAIRMENT LOSS ON OIL AND GAS PROPERTIES increased in the amount of $8,599,871 for the three months ended December 31, 2008 as a result of the full cost ceiling test. The weighted average natural gas price utilized for the December 31, 2008 ceiling impairment evaluation was $5.907 per Mcf, held constant, as compared to $7.30 for the September 30, 2008 ceiling impairment evaluation, at which time there was no impairment. There was no impairment recorded during the three-month period ended December 31, 2007.

INTEREST EXPENSE increased 12% to $540,601 in 2008 from $480,556 in 2007 primarily due to an increase in debt to $27,000,000 at December 31, 2008 from $17,658,410 at December 31, 2007. This year over year increase resulted from draws of approximately $7,341,590 on the revolving line of credit with Wells Fargo, and the borrowing of $2,000,000 under the terms of the May 6, 2008 Subordinated Note. The weighted average debt balance (before discounts) for the 2008 quarter was $27,000,000 as compared to $17,658,410 in the 2007 quarter. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $129,713 being recorded in each of the 2008 and 2007 quarters.

For the Six Months ended December 31, 2008 and 2007

	Six months ended
	December 31,		Change
	2008	2007	Amount	%
Production Volumes:
Oil (Bbl)	789	428	361	84%
Natural gas liquids (gallons)	45,287	—	45,287	—
Natural gas (Mcf)	132,940	108,136	24,804	23%
Total (Mcfe)	144,145	110,707	33,439	30%

Weighted Average Sales Prices:
Oil (per Bbl)	$74.12	$87.31	$(13.19)	-15%
Natural gas liquids (per gallon)	$1.33	$—	$1.33	—
Natural gas (per Mcf)	$7.89	$7.27	$0.62	9%

Selected Expenses per Mcfe:
Production costs	$4.65	$2.41	$2.25	93%
Workover expenses (non-recurring)	$0.11	$0.08	$0.04	48%
Severance taxes	$0.22	$0.30	$(0.08)	-27%
Other revenue deductions	$0.32	$1.03	$(0.71)	-69%
Total lease operating expenses	$5.30	$3.81	$1.49	39%
General and administrative expenses	$5.30	$3.81	$1.49	39%
Depreciation, depletion and amortization	$3.88	$4.39	$(0.51)	-12%

Revenues

OIL AND GAS SALES increased 42% to $1,166,937 for the six months ended December 31, 2008 from $823,813 for the six months ended December 31, 2007 primarily due to higher gas volumes resulting from an average of approximately 20 wells being on-line in Louisiana in the 2008 period versus seven in the 2007 period. The weighted average natural gas price we received in the 2008 period was $7.89 per mcf versus $7.27 in the 2007 period.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS increased 81% to $764,099 (66% of oil and gas sales) for 2008 from $421,612 (51% of oil and gas sales) for 2007 primarily due to more wells being on-line in Louisiana, which resulted in: a $86,357 increase in the cost of chemicals; a $111,993 increase in salt water hauling and disposal costs; and $120,090 in common facility expenses for production from the Company’s Johnson Branch wells, which did not occur in the prior year period. Such increases were partially offset by a $68,209 decrease in costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas.

GENERAL AND ADMINISTRATIVE EXPENSES increased 9% to $900,393 for 2008 from $827,304 in 2007 primarily as a result of: a $93,831 increase in cash compensation expense resulting from an increase in the number of our employees; and the following expenses, which occurred in the six months ended on December 31, 2008: $112,162 increase in contract services related to accounting consulting fees and $63,926 in marketing expenses. These amounts were partially offset by a $212,674 decrease in non-cash stock compensation and a $97,935 decrease in contracted professional services related to a decrease in “division order” accounting work.

DEPRECIATION, DEPLETION AND AMORTIZATION increased 15% to $559,984 in 2008 from $486,253 in 2007. The increase was primarily due to a $10,851,248, or 45%, increase in “Property and equipment (at cost)”, prior to the Impairment Loss on Oil and Gas Properties described in the next paragraph, at December 31, 2008 as compared to December 31, 2007.

IMPAIRMENT LOSS ON OIL AND GAS PROPERTIES increased in the amount of $8,599,871 for the six months ended December 31, 2008 as a result of the full cost ceiling test. The weighted average natural gas price utilized for the December 31, 2008 ceiling impairment evaluation was $5.907 per Mcf, held constant, as compared to $7.30 for the September 30, 2008 ceiling impairment evaluation, at which time there was no impairment. There was no impairment recorded during the six-month period ended December 31, 2007.

INTEREST EXPENSE increased 24% to $1,085,875 in 2008 from $877,722 in 2007 primarily due to an increase in debt to $27,000,000 at December 31, 2008 from $17,658,410 at December 31, 2007. This year over year increase resulted from draws of approximately $7,341,590 on the revolving line of credit with Wells Fargo, and the borrowing of $2,000,000 under the terms of the May 6, 2008 Subordinated Note. The weighted average debt balance (before discounts) for the six months ended December 31, 2008 was $26,137,989 as compared to $12,626,775 in the six months ended December 31, 2007. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $259,425 being recorded in the six months ended December 31, 2008.

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

Interest Rate Risk

As of December 31, 2008, we had $27,000,000 of long-term debt outstanding under our Credit Facility and the Subordinated Note, each of which matures in fiscal 2010 and bears interest at the prime rate plus 2.0%. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at December 31, 2008, a 100 basis point change in interest rates would change our annual interest expense by approximately $270,000. We had no interest rate derivatives during the second quarter of fiscal 2009.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures under Exchange Act Rules 13a-15(e) and 15d-15(e) are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings to which the Company is a party or to which its properties are subject, which are, in the opinion of management, likely to have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes in the risk factors applicable to us from those disclosed in our Fiscal 2008 Annual Report on Form 10-K, except as follows:

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

Difficult conditions in the capital markets and the economy may materially and adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

Our business and results of operations are affected by conditions in the capital markets and the economy generally. The stress experienced by capital markets that began in the second half of fiscal 2007 continued and substantially increased during the third quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown. Many economists are now predicting that the U.S. economy, and possibly the global economy, may enter into a prolonged recession or depression as a result of the deterioration in the credit markets and the related financial crisis, as well as a variety of other factors. Both expected and, to a greater extent, actual downturns in the U.S. or global economy could hurt our business in a number of ways, including by decreasing the prices we receive for our oil and natural gas production, increasing our various counterparty risks, increasing the likelihood of non-cash asset write-downs and reducing our ability to comply with financial and restrictive covenants related to our indebtedness. Furthermore, a prolonged tightening of the credit markets could adversely impact our access to capital, which would reduce our ability to execute our development and acquisition plans, our ability to replace our reserves, and, eventually, our production levels. Any of these effects could have a material adverse effect on our revenues, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A description of our stock issuances during the six months ended December 31, 2008 is included in “Item 1. Notes to Condensed Financial Statements — “Note B — Stockholders’ Equity”, and in “Note F — Subsequent Events” is incorporated herein by reference.

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

CUBIC ENERGY, INC.
(Registrant)

Date: February 17, 2009	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: February 17, 2009	By:	/s/ Larry Badgley
Larry Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)