Form 10-Q
period 2009-03-31
CUBIC ENERGY INC
filed 2009-05-15
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

Commission File Number 0-9355

CUBIC ENERGY, INC.

(Exact name of registrant as specified in its charter)

Texas

87-0352095

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

9870 Plano Road

Dallas, TX 75238

(Address of principal executive offices)

(972) 686-0369

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of May 13, 2009, the registrant had 62,570,564 shares of common stock, $0.05 par value, outstanding.

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

ii

CUBIC ENERGY, INC.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT ACCOUNTANT’S REPORT

The Stockholders and Board of Directors

Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheet as of March 31, 2009, and the related condensed statements of operations for the three and nine month periods ended March 31, 2009 and 2008, and the cash flows of Cubic Energy, Inc. for the nine month period ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC

Certified Public Accountants

Dallas, Texas

May 13, 2009

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

	March 31,
	2009 (unaudited)	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$654,187	$2,144,002
Accounts receivable - trade	60,428	165,910
Prepaid drilling costs	169,619	33,399
Other prepaid expenses	6,599	65,344
Total current assets	890,833	2,408,655
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	18,240,336	27,751,133
Unproven properties	1,431,206	3,254,901
Office and other equipment	28,420	14,672
Property and equipment, at cost	19,699,962	31,020,706
Less accumulated depreciation, depletion and amortization	4,934,743	4,163,112
Property and equipment, net	14,765,219	26,857,594
Other assets:
Deferred loan costs, net	123,291	224,434
Total other assets	123,291	224,434
	$15,779,343	$29,490,683
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$24,529,087	$—
Accounts payable and accrued expenses	252,089	250,630
Due to affiliates	226,619	411,284
Total current liabilities	25,007,795	661,914
Long-term liabilities:
Long-term debt, net of discounts	2,000,000	22,970,570
Total long-term liabilities	2,000,000	22,970,570
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 10,000,000 shares, issued none	—
Common stock - $.05 par value, authorized 100,000,000 shares, issued 62,570,564 shares at March 31, 2009 and 58,853,064 shares at June 30, 2008	3,128,528	2,942,654
Additional paid-in capital	30,062,168	27,366,690
Accumulated deficit	(44,419,148)	(24,451,145)
Stockholders’ equity	(11,228,452)	5,858,199
	$15,779,343	$29,490,683

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues:
Oil and gas sales	$293,371	$778,360	$1,460,308	$1,602,173
Total revenues	$293,371	$778,360	$1,460,308	$1,602,173
Costs and expenses:
Oil and gas production, operating and development costs	285,819	390,361	1,049,918	811,973
General and administrative expenses	728,805	607,423	1,629,198	1,434,727
Depreciation, depletion and non-loan-related amortization	211,648	331,181	771,632	817,434
Impairment loss on oil and gas properties	7,746,908	—	16,346,779	—
Total operating costs and expenses	8,973,180	1,328,965	19,797,527	3,064,134
Operating loss	(8,679,809)	(550,605)	(18,337,219)	(1,461,961)
Non-operating income (expense):
Other income	2,611	6,906	33,006	36,062
Interest expense, including amortization of loan discount	(476,773)	(526,739)	(1,562,648)	(1,404,461)
Amortization of loan costs	(33,222)	(13,895)	(101,143)	(41,991)
Total non-operating expense	(507,384)	(533,728)	(1,630,785)	(1,410,390)
Loss from operations before income taxes	(9,187,193)	(1,084,333)	(19,968,004)	(2,872,351)
Provision for income taxes	—	—	—	—
Net loss	$(9,187,193)	$(1,084,333)	$(19,968,004)	$(2,872,351)
Net loss per common share - basic and diluted	$(0.15)	$(0.02)	$(0.33)	$(0.05)
Weighted average common shares outstanding	61,430,731	57,095,686	60,678,739	56,469,645

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss)	$(19,968,004)	$(2,872,351)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	1,259,092	1,247,152
Impairment loss on oil and gas properties	16,346,779
Stock issued for compensation	385,400	496,006
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	105,482	(54,047)
(Increase) decrease in other prepaid expenses	58,745	38,088
Increase (decrease) in accounts payable and accrued liabilities	1,459	203,694
Increase (decrease) in due to affiliates	241,739	(326,572)
Net cash provided (used) by operating activities	(1,569,308)	(1,268,030)
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(5,012,287)	(12,825,515)
Increase (decrease) in capital portion of due to affiliates	(426,404)	(96,473)
Purchase of office equipment	(13,748)	(1,786)
(Increase) decrease in advances on development costs	(136,220)	721,136
Net cash provided (used) by investing activities	(5,588,659)	(12,202,638)
Cash flows from financing activities:
Proceeds from credit facility	3,172,200	10,500,000
Issuance of common stock, net	2,495,952	503,000
Net cash provided (used) by financing activities	5,668,152	11,003,000
Net increase (decrease) in cash and cash equivalents	$(1,489,815)	$(2,467,668)
Cash and cash equivalents:
Beginning of period	2,144,002	3,122,273
End of period	$654,187	$654,605
Other information:
Cash interest paid on debt	$1,206,991	$1,016,712

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

(Unaudited)

Note A — Summary of Significant Account Policies:

Basis of presentation

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the “Company” or “Cubic”), are set forth in the Company’s financial statements that are a part of its Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of March 31, 2009, and for the three and nine month periods ended March 31, 2009, and 2008, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Potential dilutive securities (e.g., stock warrants and convertible debt) have not been considered because the Company reported net losses in the three and nine month periods ended March 31, 2009, and 2008, and, accordingly, their effects would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding was 61,430,731 and 57,095,686 for the quarters ended March 31, 2009 and 2008, respectively, and 60,678,739 and 56,469,645 for the nine month periods ended March 31, 2009 and 2008, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

(Unaudited)

Note B — Stockholders’ Equity:

Stock issuances

Through the following exercises of warrants, we issued an aggregate of 3,482,500 shares of common stock, which were not registered under the Securities Act of 1933, as amended, during the first nine months of fiscal 2009.

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

On February 23, 2009, twenty-two warrant holders of the Company exercised warrants for 2,000,000 shares of Company common stock, through the payment of $1,400,000 to the Company. Included among these warrant holders were the following 5% beneficial owners: William L. Bruggeman, Jr. and Ruth J. Bruggeman JWROS exercised warrants for 1,544,000 shares and Steven S. Bruggeman exercised warrants for 24,000 shares.

Aggregate proceeds to the Company of the aforementioned stock issuances were $2,495,952, all of which have been or is expected to be used for working capital purposes.  The aforementioned issuances were made in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1993, as amended, which exempts transactions by an issuer not involving a public offering.

Stock grants

On August 20, 2007, the Company issued 90,000 unregistered shares to a former Chief Financial Officer of the Company, pursuant to the Company’s stock incentive plan (the “Plan”), with such grant subject to vesting in quarterly installments over the following four quarters. On August 20, 2008, the remaining 33,750 shares of the August 20, 2007 restricted stock grant vested. As of the date of the grant, the aggregate market value of the common stock granted was $103,500 based on the then market price on the OTC Bulletin Board (the “OTCBB”) of the Company’s common stock. Such amount was amortized to compensation expense on a quarterly basis during fiscal years 2008 and 2009. Accordingly, $12,937, $25,875, $25,875, $25,875 and $12,938 was recorded as compensation expense and included in general and administrative expenses for the quarters ended September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

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

On January 12, 2009, the Company issued 235,000 unregistered shares to three directors of the Company pursuant to the Plan.  As of such dates, the aggregate market value of the common stock granted was $385,400 based on the last sale price ($1.64/share) on the aforementioned date, on the NYSE — Amex of the Company’s common stock. Such amounts were expensed upon issuance to compensation expense.

On January 28, 2009, the Company authorized the issuance of 250,000 and 122,500 unregistered shares, respectively, to the officers and key employees of the Company pursuant to the Plan, which shares are subject to forfeiture in the event that such recipient’s service with the Company terminates prior to a specified date. These shares are authorized, but not issued as of May 15, 2009.

Note C — Oil and Gas Properties

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

The Company recorded an impairment loss on oil and gas properties in the amount of $7,746,908 for the three months and $16,346,779 for the nine months ended March 31, 2009 as a result of the full cost ceiling test. The weighted average natural gas price utilized for the March 31, 2009 ceiling impairment evaluation was $3.96 per Mcf.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

(Unaudited)

Note D — Long-term debt:

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

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest (see below) based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid-in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties. The assignment of a value to the warrants and net profits interest resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense. Amortization was $126,893 and $128,303 for the quarters ended March 31, 2009 and 2008, and was $386,318 and $387,728 for the nine month periods ended March 31, 2009 and 2008. Amortization for the fiscal years ending June 30, 2009 and 2010 is expected to be approximately $514,620 and $342,610, respectively.

Cubic incurred loan costs of $240,613 on the issuance of the debt and warrants. The amount allocable to the debt of $166,590 has been capitalized and is being amortized over the term of the debt. Amortization of loan cost for the quarters ended March 31, 2009 and 2008 was $13,743 and $13,895 respectively, and for the nine month periods ended March 31, 2009 and 2008 was $101,143 and $41,991 respectively. Amortization for the fiscal years ending June 30, 2009 and 2010 is expected to be approximately $55,733 and $37,105, respectively. Cubic also incurred commitment fees of $170,000 related to subsequent increases in the Credit Facility’s borrowing base; such amount was capitalized in fiscal 2008 and is being amortized over the remaining term of the loan. Amortization fees for the quarters ended March 31, 2009 and 2008 was $19,480 and $11,732, respectively; and amortization for the nine month periods ended March 31, 2009 and 2008 was $59,305 and $41,991, respectively. Amortization for the fiscal years ending June 30, 2009 and 2010 is expected to be approximately $79,001 and $52,595, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

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

Note E — Related party transactions

An affiliated company, Tauren Exploration, Inc. (“Tauren”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin Wallen III, owns a working interest in the wells in which the Company owns a working interest. As of March 31, 2009 and June 30, 2008, the Company owed Tauren $24,666 and was owed $942 by Tauren, respectively for miscellaneous capital expenditures and general and administrative expenses paid by the Company on Tauren’s behalf.

In addition, all but three wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin Wallen III. As of March 31, 2009 and June 30, 2008, the Company owed Fossil $402,550 and $862,895, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $200,596 and $450,699, respectively, for oil and gas sales.

Note F — Subsequent Events

On April 30, 2009, additional long-term debt became short-term as the Subordinated Note with Diversified Dynamics Corporation matures on April 30, 2010. This creates an increase in our current liabilities, and it reduces our long-term liabilities and it significantly reduces our working capital. We are working to restructure the terms of the Subordinated Note during fiscal 2009. See “Management Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Cash Flow”, for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition as of March 31, 2009 and June 30, 2008 and our operations for the three and nine month periods ended March 31, 2009 and 2008 should be read in conjunction with our condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2008.

Overview

Cubic Energy, Inc. is an independent upstream energy company engaged in the development and production of, and exploration for, crude oil and natural gas. Our oil and gas assets and activities are concentrated exclusively in Louisiana and Texas.

Our corporate strategy with respect to our asset development efforts was to position the Company in a low risk opportunity while building main stream high yield reserves.  The acquisition of our Cotton Valley acreage in DeSoto and Caddo Parishes, Louisiana, puts us in a reservoir rich environment both in the Cotton Valley and Bossier/Haynesville Shale formations, which we believe gives us the potential to discover additional commercial horizons that can add value to the bottom line. We have had success on our acreage with wells drilled by achieving production from not only the Cotton Valley and Haynesville, but also the Upper and Lower Hosston, Pettet and Rodessa formations.

As of March 31, 2009, the Company has successfully drilled 22 wells in its northwest Louisiana properties (12 in its Johnson Branch acreage in Caddo Parish, and 10 in its Bethany Longstreet acreage in Caddo and DeSoto Parishes). In its Johnson Branch acreage, Cubic has drilled 12 wells through the Cotton Valley sandstones, with three of these wells penetrating deeper into the Bossier/Haynesville shales. Two of such Bossier/Haynesville wells have been completed and are producing from the Haynesville formation; the third such well was completed and is producing from the Cotton Valley formation. To date, 10 Johnson Branch wells have been completed as hydrocarbon producers in the Cotton Valley sandstones. Additionally, in its Bethany Longstreet acreage, Cubic has eight producing wells in the Cotton Valley and Hosston formations and two producing wells in the Haynesville Shale.

During the first quarter of 2009, the Company elected to participate in the horizontal drilling of Chesapeake’s S Mitchell 12-15-16H1 and Clingman 11-15-15H1 wells. These wells are located in the Johnson Branch and Caspiana Fields of Caddo Parish, Louisiana, and are expected to be horizontally drilled to an approximate measured depth of 16,500 feet, followed by a Haynesville Shale completion. Cubic has an estimated 2.5% working interest in the wells. Cubic has a working interest with Chesapeake Energy in three Johnson Branch Cotton Valley wells: the Copeland 12-1, the Soaring Ridge 15-1, and the Fiest 21-1. We are also participating in a Haynesville horizontal well, the Clingman 11 H-1. Cubic’s future plans include participation in the Beauregard 21-1, the Clingman 2 H-1, the Woolworth 15 H-1 and other wells in sections controlled by Chesapeake, in which Cubic has a working interest in the Haynesville Shale.

Participating in these wells is expected to give Cubic’s technical personnel valuable insights in the methods and technologies to help the Company in developing and enhancing the development of the balance of our acreage.

Capital Resources and Liquidity

Working Capital

The Company’s working capital decreased to ($24,116,962) at March 31, 2009 from $1,746,741 at June 30, 2008. This decrease was primarily due to $25,000,000 of debt that matures March 1, 2010, and becoming a part of current liabilities during the nine months ended March 31, 2009. This reclassification was partially offset by cash flows provided by financing activities of $5,668,152 resulting from $2,495,952 of proceeds from the issuance of common stock (as a result of the exercise of warrants), and the borrowing of $3,172,200 on the aforementioned revolving line of credit with Wells Fargo in the nine months ended March 31, 2009.

The Company has reduced its planned capital expenditures for the remainder of fiscal 2009. The Company anticipates the following capital expenditures in the remainder of fiscal 2009: re-completions of up to four wells in its Johnson Branch acreage; the acquisition of additional leaseholds in and around its core acreage position; final payments that may be outstanding as a result of the acquisition of rights-of-way in certain of our leases; and the election to participate in certain horizontal Haynesville Shale wells operated by an unrelated third-party, which are expected to begin production during the quarter ending June 30, 2009. As a result, our projected capital expenditures for fiscal 2009 are expected to be approximately $4,000,000, which is below the minimum amount that we projected in both our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and our Annual Report on Form 10-K for the year ended June 30, 2008.

Due to the significant downturn in the price of natural gas, continued prudence will be exercised in the undertaking of any new operations during the near term. No assurance can be given that all or any of these anticipated projects will be completed as currently anticipated. The Company plans to fund these capital expenditures among other ways, through cash on hand and cash provided from operations, although the Company cannot be certain that adequate funds will be available from operating cash flow or other sources to fully fund the projected capital expenditures for fiscal 2009.

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

Cash Flow

Our net (decrease) increase in cash and cash equivalents is summarized as follows:

	Nine months ended
	March 31,
	2009	2008
Net cash provided (used) by operating activities	$(1,569,308)	$(1,268,030)
Net cash provided (used) by investing activities	(5,588,659)	(12,202,638)
Net cash provided (used) by financing activities	5,668,152	11,003,000
Net increase (decrease) in cash and cash equivalents	$(1,489,814)	$(2,467,668)

Operating Activities — During the nine months ended March 31, 2009, the Company used cash flows from operating activities of $1,569,308 as compared to $1,268,030 in the prior year period. Cash flow in operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The cash used in investing activities consists of capital expenditures related to the completion of new wells and the acquisition and development of additional oil and gas properties. In the nine months ended March 31, 2009, we had capital spending related to the acquisition and development of oil and gas properties of $5,012,287 and used net cash of $5,588,660 in investing activities. In the nine months ended March 31, 2008, we had capital spending related to the acquisition and development of oil and gas properties of $12,815,515 and used net cash of $12,202,638 in investing activities.

Financing Activities — Net cash flows provided by financing activities were $5,668,152 and $11,003,000 in the nine month periods ended March 31, 2009 and 2008, respectively.

During the fiscal 2009 period, we received an aggregate of $2,495,952 in proceeds from the issuance of stock (resulting from the exercise of warrants), and, on August 20, 2008, we drew upon an additional $3,172,200 from Wells Fargo under the revolving line of credit component of our Credit Facility in order to fund the completion of four wells drilled in our Johnson Branch acreage in fiscal 2009 and the drilling of two additional wells located in the Company’s Bethany Longstreet acreage in Caddo and DeSoto Parishes. As a result, the Company has borrowed the full $20,000,000 available under the Credit Facility’s Revolving Note (and an aggregate of $25,000,000 under the Credit Facility). During the fiscal 2008 period, we received an aggregate of $303,000 in proceeds from the issuance of stock (resulting from the exercise of warrants) and drew upon $8,658,410 from the Revolving Note of our Credit Facility.

Cubic is currently evaluating its strategic alternatives; part of the evaluation includes reviewing our Credit Facility and capital structure. As of March 1, 2010, $25,000,000 of our long-term debt matures. We are working on restructuring or replacing this piece of our capital structure.

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

Results of Operations

For the Three Months ended March 31, 2009 and 2008

	Three months ended
	March 31,		Change
	2009	2008	Amount	%
Production Volumes:
Oil (Bbl)	456	637	(181)	-28%
Natural gas liquids (gallons)	18,403	28,799	(10,396)	-36%
Natural gas (Mcf)	55,953	71,778	(15,824)	-22%
Total (Mcfe)	61,319	79,712	(18,394)	-23%

Weighted Average Sales Prices:
Oil (per Bbl)	$48.46	$91.49	$(43.03)	-47%
Natural gas liquids (per gallon)	$0.81	$1.52	$(0.71)	-47%
Natural gas (per Mcf)	$4.66	$9.38	$(4.72)	-50%

Selected Expenses per Mcfe:
Production costs	$4.19	$4.15	$0.05	1%
Workover expenses (non-recurring)	$—	$—	$—	-
Severance taxes	$0.15	$0.27	$(0.12)	-46%
Other revenue deductions	$0.32	$0.48	$(0.16)	-33%
Total lease operating expenses	$4.66	$4.90	$(0.24)	-5%
General and administrative expenses	$11.89	$7.62	$4.27	56%
Depreciation, depletion and amortization	$3.45	$4.15	$(0.70)	-17%

Revenues

OIL AND GAS SALES decreased 62% to $293,371 for the quarter ended March 31, 2009 from $778,360 for the quarter ended March 31, 2008, primarily due to the natural decline curves of production that level off and then produce more consistently for the life of the well and the reduction in the market place of natural gas prices during the 2009 quarter versus the 2008 quarter. The weighted average natural gas price we received in the 2009 quarter was $4.66 per Mcf versus $9.38 in the 2008 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS decreased 27% to $285,819 (97% of oil and gas sales) for 2009 from $390,361 (50% of oil and gas sales) for 2008 primarily due to more wells being on-line in Louisiana, which resulted in: a $11,662 decrease in the cost of chemicals; a $53,075 decrease in salt water hauling and disposal costs; and $5,856 in common facility expenses for production from the Company’s Johnson Branch wells, which did not occur in the prior year period. Such decreases were partially offset by $22,220 of costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas.

GENERAL AND ADMINISTRATIVE EXPENSES increased 20% to $728,805 for 2009 from $607,423 in 2008 primarily as a result of a $385,400 increase in non-cash stock compensation expense and a $43,497 increase in salaries, a $20,337 increase in corporate fees related to our NYSE — Amex listing and a $19,400 increase in legal fees related to investment banking activities. These amounts were partially offset by a $21,392 decrease in contracted professional services related to a decrease in “division order” accounting work and a $34,668 decrease in marketing expenses, which occurred in the three months ended March 31, 2009.

DEPRECIATION, DEPLETION AND NON-LOAN RELATED AMORTIZATION decreased 15% to $211,648 in 2009 from $331,181 in 2008. The decrease was primarily due to a reduction in the depletion rate to .36% at March 31, 2009 from 1.71% at March 31, 2008, prior to the Impairment Loss on Oil and Gas Properties described in the next paragraph, at March 31, 2009 as compared to March 31, 2008.

IMPAIRMENT LOSS ON OIL AND GAS PROPERTIES increased in the amount of $7,746,908 for the three months ended March 31, 2009 as a result of the full cost ceiling test. The weighted average natural gas price utilized for the March 31, 2009 ceiling impairment evaluation was $3.96 per Mcf, held constant, as compared to $7.30 for the September 30, 2008 ceiling impairment evaluation, at which time there was no impairment. There was no impairment recorded during the three-month period ended March 31, 2008.

INTEREST EXPENSE decreased 9% to $476,773 in 2009 from $526,739 in 2008 primarily due to a decrease in the interest rate of 5.75% at March 31, 2009 from 7.25% at March 31, 2008. This year over year increase resulted from draws of approximately $7,341,590 on the revolving line of credit with Wells Fargo, and the borrowing of $2,000,000 under the terms of the May 6, 2008 Subordinated Note. The weighted average debt balance (before discounts) for the 2009 quarter was $27,000,000 as compared to $19,500,000 in the 2008 quarter. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $126,893 and $128,303 being recorded in each of the 2009 and 2008 quarters.

For the Nine months ended March 31, 2009 and 2008

	Nine months ended
	March 31,		Change
	2009	2008	Amount	%
Production Volumes:
Oil (Bbl)	1,245	1,065	180	17%
Natural gas liquids (gallons)	63,690	28,799	34,891	121%
Natural gas (Mcf)	188,894	179,914	8,979	5%
Total (Mcfe)	205,464	190,419	15,045	8%

Weighted Average Sales Prices:
Oil (per Bbl)	$61.42	$92.52	$(31.10)	-34%
Natural gas liquids (per gallon)	$1.18	$—	$1.18	—
Natural gas (per Mcf)	$6.93	$8.11	$(1.18)	-15%

Selected Expenses per Mcfe:
Production costs	$4.52	$3.13	$1.38	44%
Workover expenses (non-recurring)	$0.08	$0.04	$0.03	79%
Severance taxes	$0.20	$0.29	$(0.09)	-32%
Other revenue deductions	$0.32	$0.80	$(0.48)	-60%
Total lease operating expenses	$5.11	$4.26	$0.85	20%
General and administrative expenses	$7.93	$7.53	$0.39	5%
Depreciation, depletion and amortization	$3.76	$4.29	$(0.54)	-13%

Revenues

OIL AND GAS SALES decreased 9% to $1,460,308 for the nine months ended March 31, 2009 from $1,602,173 for the nine months ended March 31, primarily due to the natural decline curves of production that level off and then produce more consistently for the life of the well and the reduction in the market place of natural gas prices during the 2009 quarter versus the 2008 quarter.  The weighted average natural gas price we received in the 2009 period was $6.93per Mcf versus $8.11in the 2008 period.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS increased 29% to $1,049,919 (72% of oil and gas sales) for 2009 from $811,973 (51% of oil and gas sales) for 2008 primarily due to more wells being on-line in Louisiana, which resulted in: a $98,019 increase in the cost of chemicals; a $97,797 increase in salt water hauling and disposal costs; and $102,190 in common facility expenses for production from the Company’s Johnson Branch wells, which did not occur in the prior year period. Such increases were partially offset by a $86,759 decrease in costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas.

GENERAL AND ADMINISTRATIVE EXPENSES increased 14% to $1,629,198 for 2009 from $1,434,727in 2008 primarily as a result of: a $121,083 increase in cash compensation expense resulting from an increase in the number of our employees; a $116,870 increase in contract services related to accounting consulting fees and $117,177 increase in corporate fees related to our NYSE — Amex listing. These amounts were partially offset by a $97,667 decrease in non-cash stock compensation and a $119,327 decrease in contracted professional services related to a decrease in “division order” accounting work.

DEPRECIATION, DEPLETION AND AMORTIZATION decreased 6% to $771,632 in 2009 from $817,434 in 2008. The decrease was primarily due to a reduction in the depletion rate to 3.10% at March 31, 2009 from 3.75% at March 31, 2008, prior to the Impairment Loss on Oil and Gas Properties described in the next paragraph, at March 31, 2009 as compared to March 31, 2008.

IMPAIRMENT LOSS ON OIL AND GAS PROPERTIES increased to the amount of $16,346,779 for the nine months ended March 31, 2009 as a result of the full cost ceiling test. The weighted average natural gas price utilized for the March 31, 2009 ceiling impairment evaluation was $3.96 per Mcf, held constant, as compared to $7.30 for the September 30, 2008 ceiling impairment evaluation, at which time there was no impairment. There was no impairment recorded during the nine-month period ended March 31, 2008.

INTEREST EXPENSE increased 211% to $1,562,648 in 2009 from $1,404,461in 2008 primarily due to an increase in debt to $27,000,000 at March 31, 2009 from $19,500,000 at March 31, 2008. This year over year increase resulted from draws of approximately $7,341,590 on the revolving line of credit with Wells Fargo, and the borrowing of $2,000,000 under the terms of the May 6, 2008 Subordinated Note. The weighted average debt balance (before discounts) for the nine months ended March 31, 2009 was $26,421,131 as compared to $14,745,776 in the nine months ended March 31, 2008. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $386,318 being recorded in the nine months ended March 31, 2009.

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

Interest Rate Risk

As of March 31, 2009, we had $27,000,000 of long-term debt outstanding under our Credit Facility and the Subordinated Note, each of which matures in fiscal 2010 and bears interest at the prime rate plus 2.0%. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at March 31, 2009, a 100 basis point change in interest rates would change our annual interest expense by approximately $270,000. We had no interest rate derivatives during the third quarter of fiscal 2009.

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

PART II — OTHER INFORMATION

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

Item 1A. Risk Factors

There have been no material changes in the risk factors applicable to us from those disclosed in our Fiscal 2008 Annual Report on Form 10-K, except as follows:

A majority of our production, revenue and cash flow from operating activities is derived from assets that are concentrated in a geographic area.

Most of our estimated proved reserves at March 31, 2009 and a similar amount of our production during 2008 were associated with our Northwest Louisiana wells. Accordingly, if the level of production from these properties substantially declines, it could have a material adverse effect on our overall production level and our revenue. Our estimated proved reserves relate almost entirely to wells in the Haynesville formation. We plan to devote a smaller portion of our capital expenditure budget to the Cotton Valley formation, in favor of wells to develop the Bossier /Haynesville Shale formation. This may affect the production, revenue and cash flow we derive from further development of the Cotton Valley formation.

Increased drilling in the Haynesville Shale in and around our core area may cause pipeline capacity problems that may limit our ability to sell natural gas.

All of the Company’s Louisiana acreage lies atop the center of what is known in our industry as the “Haynesville Shale Play” (which we also refer to as the “Bossier/Haynesville shales” elsewhere herein). The few Haynesville Shale wells drilled to date in and around our core area have reported very high initial production rates, implying large reserves. If the Haynesville Shale continues to be successful, the amount of natural gas being produced in and around our core area from these new wells, as well as other existing wells, may exceed the capacity of the various gathering and intrastate or interstate transportation pipelines currently available, which could result in our wells being shut-in awaiting a pipeline to deliver such gas. Any such shutting-in of our wells could adversely affect our results of operations.

Difficult conditions in the capital markets and the economy may materially and adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

Our business and results of operations are affected by conditions in the capital markets and the economy generally. The stress experienced by capital markets that began in the second half of fiscal 2008 continued and substantially increased during the third quarter of fiscal 2009. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown. Many economists are now predicting that the U.S. economy, and possibly the global economy, may enter into a prolonged recession or depression as a result of the deterioration in the credit markets and the related financial crisis, as well as a variety of other factors. Both expected and, to a greater extent, actual downturns in the U.S. or global economy could hurt our business in a number of ways, including by decreasing the prices we receive for our oil and natural gas production, increasing the likelihood of non-cash asset write-downs and reducing our ability to comply with financial and restrictive covenants related to our indebtedness. Furthermore, a prolonged tightening of the credit markets could adversely impact our access to capital, which would reduce our ability to refinance our existing indebtedness, whether or not on acceptable terms, our ability to execute our development and acquisition plans, our ability to replace our reserves, and, eventually, our production levels. Any of these effects could have a material adverse effect on our revenues, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A description of our stock issuances during the nine months ended March 31, 2009 is included in “Item 1. Notes to Condensed Financial Statements — “Note B — Stockholders’ Equity.”

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 24, 2009. As of March 6, 2009, the record date for the meeting, 62,570,654 shares of common stock were issued and outstanding. A quorum of 50,638,054 shares of common stock was present or represented at the meeting.

The following individuals were nominated and elected to serve as directors until the Company’s Annual Meeting of Shareholders in 2010:

Calvin A. Wallen, III (Chairman), Gene C. Howard, Herbert A. Bayer, Bob L. Clements, Jon S. Ross, Phyllis K. Harding, and William L. Bruggeman, Jr.

The Shareholders voted as follows on the following matters:

1)     Election of Directors. The voting results for each of the nominees were as follows:

	For		Withheld
Calvin A. Wallen, III	50,511,318	99.7%	126,736	0.3%
Gene C. Howard	50,459,067	99.6%	178,987	0.4%
Herbert A. Bayer	50,511,318	99.7%	126,736	0.3%
Bob L. Clements	50,526,858	99.8%	111,196	0.2%
Jon S. Ross	50,472,537	99.7%	165,517	0.3%
Phyllis K. Harding	50,234,834	99.2%	403,220	0.8%
William L. Bruggeman, Jr.	50,245,269	99.2%	392,785	0.8%

2)     Ratification of the Board of Directors’ selection of Philip Vogel as the Company’s independent registered public accountants for the fiscal year ending June 30, 2009. The voting results were as follows:

For	50,327,414	99.4%
Against	1,351	0.0%
Abstain	309,288	0.6%
Total Shares Voted	50,638,053	100.0%

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIC ENERGY, INC.
(Registrant)

Date: May 15, 2009	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ Larry Badgley
Larry Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)