Form 10-K
period 2009-06-30
CUBIC ENERGY INC
filed 2009-09-28
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

COMMISSION FILE NUMBER 0-9355

CUBIC ENERGY, INC.

(Exact Name of Registrant as Specified in its Charter)

TEXAS	87-0352095
(State of Incorporation)	(I.R.S. Employer Identification No.)

9870 PLANO ROAD, DALLAS, TEXAS 75238

(Address of Principal Executive Offices)

972-686-0369

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.05 par value	NYSE Amex, LLC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the common stock, par value $0.05 per share, held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked prices of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of December 31, 2008 aggregate market value held by non-affiliates was $42,057,496.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of September 4, 2009, there were 64,674,565 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Special note regarding forward-looking statements

This annual report on Form 10-K contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, are forward-looking statements. These forward-looking statements relate to, among other things, the following: our future financial and operating performance and results; our business strategy; market prices; and our plans and forecasts.

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

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

•                  our ability to market oil and natural gas due to pipeline capacity; and

•                  other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations or pricing.

All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this document. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

i

CUBIC ENERGY, INC.

ii

PART I

Item 1.    Business.

GENERAL

Cubic Energy, Inc. (referred to as “Cubic”, “we”, “our”, “us” or the “Company”) is an independent energy company engaged in the development and production of, and exploration for, crude oil, natural gas and natural gas liquids. Our oil and gas assets are concentrated principally in Texas and Louisiana. At June 30, 2009, our total proved reserves were 21,076,880 Mcfe.

Our predecessor was incorporated in October 1978. Cubic was incorporated in 1999 in the State of Texas. Our principal executive office is located at 9870 Plano Road, Dallas, Texas 75238, and our telephone number is (972) 686-0369.

HISTORY

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

Prior to the Agreement, we focused primarily on the acquisition of non-operated working interests and overriding royalty interests in oil and gas properties. Subsequent to the Agreement in December 1997, we moved our headquarters from Tulsa, Oklahoma to Garland, Texas in order to utilize an affiliate’s assembled team of experienced management whose substantial expertise lay in acquisition, exploitation and development and the ability to manage both operated and non-operated oil and gas properties. Current management believes that the ability to operate the vast majority of our own properties, through this affiliate, will result in significant cost savings to the Company. In addition, after reviewing our existing property portfolio and refining our new business strategy, the management team initiated a divestment strategy to dispose of our non-strategic assets in non-core areas in order to concentrate on building core reserves. Pursuant to this strategy, we have acquired additional properties in our core areas, primarily in Louisiana, as well as establishing a drilling program for the drilling of exploratory, development and infill wells, a strategy previously unavailable to us due to the technical expertise and experience required and the lack of available resources. We have made substantial progress in redirecting our strategic business efforts and believe that attractive opportunities remain for development of our remaining assets and acquisition of future assets.

On February 6, 2006, the Company entered into a Purchase Agreement with Tauren Exploration, Inc. (“Tauren”), an entity wholly owned by Calvin A. Wallen III, the Company’s Chairman of the Board and Chief Executive Officer, with respect to the purchase by the Company of certain Cotton Valley leasehold interests (approximately 11,000 gross acres; 5,000 net acres) held by Tauren. Pursuant to the Purchase Agreement, the Company acquired from Tauren a 35% working interest in approximately 2,400 acres and a 49% working interest in approximately 8,500 acres located in DeSoto and Caddo Parishes, Louisiana, along with an associated Area of Mutual Interest (“AMI”) and the right to acquire at “cost” (as defined in the Purchase Agreement) a working interest in all additional mineral leases obtained by Tauren in the AMI, in exchange for (a) $3,500,000 in cash, (b) 2,500,000 unregistered shares of Company common stock, (c) an unsecured 12.5% short-term promissory note in the amount of $1,300,000, which note is convertible into Company common stock at a conversion price of $0.80 per share (the “Tauren Note”), and (d) a drilling credit of $2,100,000.

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital (“Wells Fargo”) providing for a revolving credit facility of $20,000,000 and a convertible term loan of $5,000,000 (the “Credit Facility”). In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an original exercise price of $1.00 per share. The term loan was initially convertible into 5,000,000 shares of Cubic common stock at an original conversion price of $1.00 per share. The Revolving Note is subject to a borrowing base (the “Borrowing Base”), initially set at $4,000,000, and is subject to periodic review. On July 27, 2007, Wells Fargo increased the Borrowing Base to $6,600,000 in order to fund the drilling and casing costs of two new wells in the Company’s Johnson Branch acreage in Caddo Parish, Louisiana. On September 7, 2007, Wells Fargo increased the Borrowing Base to $8,600,000 in order to fund the remaining drilling and casing costs of five wells drilled since the beginning of fiscal 2008, the drilling and casing costs of two new wells, and the costs of installing a gathering/sales line and associated equipment in the Company’s Johnson Branch acreage. On November 19, 2007, Wells Fargo increased the Borrowing Base to $14,500,000 in order to fund the completion costs and casing of eight wells already successfully drilled and the drilling of four additional wells located in the Company’s Johnson Branch acreage. On May 8, 2008, Wells Fargo increased the Borrowing Base to $20,000,000 in order to fund the completion costs and casing of the four recently-drilled wells located in the Company’s Johnson Branch acreage (including two vertical wells drilled into the Bossier/Haynesville shales) and the drilling of two additional wells located in the Company’s Bethany Longstreet acreage in Caddo and DeSoto Parishes. On June 26, 2009, Wells Fargo decreased the Company’s borrowing base to $7,500,000. This redetermination required the Company to make a payment of $12,500,000 by September 1, 2009. Wells Fargo has issued the Company extensions to November 1, 2009. The Company has the option of making this payment in five equal installments.

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

On May 6, 2008, the Company issued a subordinated promissory note in the amount of $2,000,000 (the “Subordinated Note”) to Diversified Dynamics Corporation (the “Lender”), an entity controlled by William Bruggeman who beneficially owns more than 5% of the common stock of the Company, and who subsequently became a director of the Company. The Subordinated Note bears interest at a fluctuating rate equal to the sum of the prime rate plus two percent (2%) per annum, and matures on April 30, 2010. As consideration for the loan made by the Lender pursuant to the Subordinated Note, the Company agreed to convey to the Lender, upon the repayment in full of the indebtedness evidenced by the Subordinated Note and the repayment in full of the senior indebtedness evidenced by the Credit Facility with Wells Fargo, an undivided 0.375% net profits interest in the future production of hydrocarbons from or attributable to Cubic’s net interest in its Louisiana properties. The proceeds of the Subordinated Note were used for general corporate and working capital purposes.

On May 8, 2008, the Credit Facility with Wells Fargo was amended by the First Amendment to the Credit Agreement (the “First Amendment”). Material provisions of the First Amendment included the following: (i) the Company may not prepay all or any part of the principal balance outstanding on the Term Loan prior to its maturity on March 1, 2010; and (ii) the amount of the Borrowing Base was increased to $20,000,000, which amount was fully drawn upon, on August 20, 2008.

STRATEGY

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

PRINCIPAL OIL AND GAS PROPERTIES

The following table summarizes certain information with respect to our principal areas of operation at June 30, 2009:

	Proved Reserves
	Oil & Natural		Total Gas	Percent	Present Value
	Gas Liquids	Gas	Equivalent	of Proved	(Discounted
Area	(Bbls)	(Mcf)	(Mcfe)	Reserves	@ 10%)
Louisiana	126,158	20,301,424	21,058,371	99.9%	$10,792,200
Texas	51	18,203	18,509	0.1%	10,190
Total	126,209	20,319,627	21,076,880	100.0%	$10,802,390

Our Texas properties are situated in Palo Pinto, Eastland and Callahan Counties. Our Louisiana properties are situated in Caddo Parish and in DeSoto Parish. At June 30, 2009, the Louisiana properties contained the vast majority of our proved reserves, a situation that is expected to continue. The Texas properties consist primarily of wells acquired by the Company in several transactions between 1991 and 2002 and through overriding royalty interests reserved in farm-out agreements in 1998 and 1999. The vast majority of the Louisiana properties were acquired on or about October 1, 2004, January 11, 2005 and February 6, 2006.

Our net production for the fiscal year ended June 30, 2009 for all of the Company’s wells averaged approximately 766 Mcf of natural gas per day, 5 barrels of oil per day and 213 gallons of natural gas liquids per day as compared to approximately 624 Mcf of natural gas per day, 5 barrels of oil per day and 122 gallons of natural gas liquids per day in the fiscal year ended June 30, 2008.

RECENT DEVELOPMENTS

On Friday, June 26, 2009, the Company received a letter from NYSE Amex, LLC (the “Exchange”) stating that the Exchange believes that the Company is not in compliance with Section 1003(a)(iv) of the Exchange’s Company Guide as the Company has sustained losses or its financial condition has become impaired to the extent that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meets its obligations as they mature. On Monday, July 27, 2009, the Company submitted its compliance plan to the Exchange detailing how the Company intends to regain compliance. On September 15, 2009, the Exchange notified the Company that the Exchange has accepted the compliance plan, and granted the Company an extension until December 28, 2009 to evidence its compliance with the Exchange’s continued listing standards.

On Monday, June 29, 2009, the Company announced it received a letter from Wells Fargo informing the Company that Wells Fargo has made a redetermination of the Borrowing Base, which reduced the Borrowing Base from $20.0 million to $7.5 million, requiring a payment of $12.5 million from the Company to Wells Fargo. Through waivers, Wells Fargo extended the due date for the payment until November 1, 2009, and the Company has the right to pay the deficiency in five monthly installments as provided in the Credit Facility.

The Company is focused on capital restructuring and regaining full compliance on the Exchange. Capital restructuring is intended to support capital expenditures for non-operated working interests, to fund horizontal drilling, to fracture stimulate additional zones of certain Johnson Branch wells and to test the Bossier shale. The capital restructuring is an integral part of the Company’s’ strategic plan to regain full compliance on the Exchange.

GAS GATHERING

Cubic has developed its infrastructure in Johnson Branch with approximately 16 miles of gathering lines and pipeline constructed for its currently producing wells and any further completions. In addition, a Johnson Branch tap, common point and compression facility were completed in November 2007 and are currently operational. The Company has also developed its infrastructure with approximately 7.8 miles of gathering lines and owns two taps in its Bethany Longstreet acreage.

MARKETING OF PRODUCTION

Crude Oil and Natural Gas

Our production consists mainly of natural gas. We market our operated production of natural gas to three purchasers (i) in Texas, Enbridge G & P, LP, and (ii) in Louisiana, EROC Gathering Company, LP and NGTS, LP. We sell our crude oil and condensate production at or near the well-site; although in some cases it is gathered by us or others and delivered to a central point of sale. Our crude oil and condensate production is transported by truck or by pipeline and is typically committed to arrangements having a term of one year or less. We have not engaged in crude oil hedging or trading activities. We utilize short-term gas contracts with prices that are related to market conditions in varying degrees and have not engaged in natural gas hedging or futures trading.

We believe we would be able to locate alternate purchasers in the event of the loss of any one of these purchasers, and that any such loss would not have a material adverse effect on our financial condition or results of operations. Revenue from the sale of natural gas totaled $1,671,503 for fiscal 2009 and represented 90% of our total oil and gas revenues for that fiscal year.

Price Considerations

Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil (“NYMEX-WTI”). The average crude oil price per barrel received by us in fiscal 2009 was $60.00 as compared to $102.17 in fiscal 2008. Natural gas and natural gas liquids prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMbtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX (“NYMEX-Henry Hub”). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2009 was $5.98 as compared to $9.01 in fiscal 2008. The average natural gas liquids price per gallon received by us in fiscal 2009 was $1.12 compared to $1.66 in fiscal 2008.

OIL AND GAS RESERVES

The following tables set forth the proved developed and proved undeveloped reserves at June 30, 2009, the estimated future net cash flows from such proved reserves and the Standardized Measure of Discounted Future Net Cash Flows attributable to our reserves at June 30, 2009, 2008 and 2007:

	Oil & Natural		Total Gas	Estimated
	Gas Liquids	Gas	Equivalent	Future Net	10%
Category	(Bbls)	(Mcf)	(Mcfe)	Cash Flows	Discount
Proved Producing	2,968	337,993	355,801	$956,021	$781,820
Proved Non-Producing	—	—	—	—	—
Proved Developed Reserves	2,968	337,993	355,801	$956,021	$781,820
Proved Undeveloped	123,241	19,981,634	20,721,079	25,860,200	$10,020,570
Total Proved Reserves	126,209	20,319,627	21,076,880	$26,816,221	$10,802,390

	At June 30,
	2009	2008	2007
Proved Developed Reserves:
Oil & Natural Gas Liquids (Bbls)	2,968	23,645	3,062
Gas (Mcf)	337,993	1,019,276	1,037,238
Mcfe	355,801	1,161,146	1,055,610
Estimated future net cash flows (before income tax)	$956,021	$9,410,338	$4,694,571
Standardized Measure (1)	$781,820	$7,911,561	$3,704,011

Proved Undeveloped Reserves:
Oil & Natural Gas Liquids (Bbls)	123,241	65,303	9,768
Gas (Mcf)	19,981,634	5,070,453	3,204,813
Mcfe	20,721,079	5,462,271	3,263,421
Estimated future net cash flows (before income tax)	$25,860,200	$37,656,434	$6,926,991
Standardized Measure (1)	$10,020,570	$25,199,095	$3,125,699

Total Proved Reserves:
Oil & Natural Gas Liquids (Bbls)	126,209	88,948	12,830
Gas (Mcf)	20,319,627	6,089,729	4,242,051
Mcfe	21,076,880	6,623,417	4,319,031
Estimated future net cash flows (before income tax)	$26,816,221	$47,066,772	$11,621,562
Standardized Measure (1)	$10,802,390	$33,110,656	$6,829,710

Average price used to calculate reserves:
Oil (per Bbl)	$66.52	$138.80	$64.46
Natural Gas Liquids (per Bbl)	$1.02	$93.86	n/a
Gas (per Mcf)	$3.72	$14.10	$7.06

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

The information set forth in this Annual Report relating to our proved reserves, estimated future net cash flows and present values is taken from reports prepared by the Dallas office of RPS Scotia, Inc., an independent, petroleum engineering firm, for fiscal years 2009, 2008 and 2007. The estimates of this independent petroleum engineering firm were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. Information with respect to approximately 2% of the total proved reserves as of June 30, 2009, was prepared in-house and was not reviewed by an independent engineering firm. No reports on our reserves have been filed with any federal agency. In accordance with guidelines of the SEC, our estimates of proved reserves and the future net revenues from which present values are derived are made using year end oil and gas sales prices held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net cash flows, but such costs do not include debt service or general and administrative expenses.

There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond our control. The reserve data set forth in this Annual Report represents estimates only. Reservoir engineering is a subjective process of estimating the sizes of underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. As a result, estimates of different engineers, including those used by us, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development, exploitation and exploration activities, prevailing oil and gas prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. There can be no assurance that these estimates are accurate predictions of our oil and gas reserves or their values. Estimates with respect to proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves.

Costs Incurred

The following table shows certain information regarding the costs incurred by us in our property acquisition, development and exploratory activities during the periods indicated.

	Year Ended June 30,
	2009	2008	2007
Property acquisition costs	$72,385	$394,675	$481,229

Exploratory costs	5,928,825	14,030,615	2,759,794

Development costs	—	916,613	966,879

Total	$6,001,210	$15,341,903	$4,207,902

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

	Year Ended June 30,
	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total development	—	—	—	—	—	—

Exploratory wells:
Productive	6	0.82	12	5.88	3	0.85
Dry	—	—	—	—	—	—
Total exploratory	6	0.82	12	5.88	3	0.85

Total wells:
Productive	6	0.82	12	5.88	3	0.85
Dry	—	—	—	—	—	—
Total wells	6	0.82	12	5.88	3	0.85

NET PRODUCTION, SALES PRICES AND COSTS

The following table presents certain information with respect to production, prices and costs attributable to all oil and gas property interests owned by us for the fiscal years ended June 30, 2009, 2008 and 2007:

	Year Ended June 30,
	2009	2008	2007
Production Volumes:
Oil (Bbl)	1,681	1,682	967
Natural gas liquids (gallons)	77,772	44,476	—
Natural gas (Mcf)	279,516	228,219	70,412
Total oil, natural gas liquids, and natural gas (Mcfe)	300,712	244,665	76,214

Weighted Average Sales Prices:
Oil (per Bbl)	$60.00	$102.17	$61.68
Natural gas liquids (per gallon)	$1.12	$1.66	$—
Natural gas (per Mcf)	$5.98	$9.01	$7.44

Selected Expenses per Mcfe:
Production costs	$3.98	$3.60	$4.18
Workover expenses (non-recurring)	$0.12	$0.11	$1.40
Severance taxes	$0.20	$0.29	$0.39
Other revenue deductions	$0.27	$0.75	$0.35
Total lease operating expenses	$4.57	$4.75	$6.32
General and administrative expenses	$6.45	$10.17	$17.39
Depreciation, depletion and amortization	$2.55	$8.79	$4.76

PRODUCTIVE WELLS AND ACREAGE

Productive Wells

The following table sets forth our domestic productive wells at June 30, 2009:

Oil		Gas		Total
Gross	Net	Gross	Net	Gross	Net
—	—	43	21.44	43	21.44

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage at June 30, 2009. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

Undeveloped		Developed		TOTAL
Gross	Net	Gross	Net	Gross	Net
1,221	505	13,245	5,572	14,466	6,077

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

EMPLOYEES

At September 4, 2009, the Company had nine (9) employees, four (4) full-time and five (5) part-time. We regularly use independent consultants and contractors to perform various professional services, including well-site supervision, design, construction, permitting and environmental assessment. We use independent contractors to perform field and on-site production operation services.

FACILITIES

The Company’s principal executive and administrative offices are located at 9870 Plano Road, Dallas, Texas. The offices are subleased on a month-to-month basis from an affiliate controlled by Mr. Wallen and the offices are owned by this affiliate. The average monthly amount charged to the Company during the year ended June 30, 2009, was $2,229. The Company believes that there is other appropriate space available in the event the Company should terminate its current leasing arrangement.

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

Regulation

Exploration and Production. The exploration, production and sale of oil and natural gas are subject to various types of local, state and federal laws and regulations. These laws and regulations govern a wide range of matters, including the drilling and spacing of wells, allowable rates of production, restoration of surface areas, plugging and abandonment of wells and requirements for the operation of wells. Our operations are also subject to various conservation requirements. These include the regulation of the size and shape of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and natural gas properties. In this regard, some states allow forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. All of these regulations may adversely affect the rate at which wells produce oil and natural gas and the number of wells we may drill. All statements in this report about the number of locations or wells reflect current laws and regulations.

Laws and regulations relating to our business frequently change, and future laws and regulations, including changes to existing laws and regulations, could adversely affect our business.

Environmental Matters. The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to the government and third parties and may require us to incur costs to remedy discharges. Natural gas, oil or other pollutants, including salt water brine, may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from pipelines or other gathering and transportation facilities, leakage from storage tanks and sudden discharges from damage or explosion at natural gas facilities or oil and natural gas wells. Discharged hydrocarbons may migrate through soil to water supplies or adjoining property, giving rise to additional liabilities.

A variety of federal and state laws and regulations govern the environmental aspects of natural gas and oil production, transportation and processing and may, in addition to other laws, impose liability in the event of discharges, whether or not accidental, failure to notify the proper authorities of a discharge, and other noncompliance with those laws. Compliance with such laws and regulations may increase the cost of oil and natural gas exploration, development and production; although we do not anticipate that compliance will have a material adverse effect on our capital expenditures or earnings. Failure to comply with the requirements of the applicable laws and regulations could subject us to substantial civil and/or criminal penalties and to the temporary or permanent curtailment or cessation of all or a portion of our operations.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund law,” imposes liability, regardless of fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a disposal site or sites where the release occurred and companies that dispose or arrange for disposal of the hazardous substances found at the time. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and severable liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We could be subject to liability under CERCLA because our drilling and production activities generate relatively small amounts of liquid and solid waste, which are subject to classification as hazardous substances under CERCLA.

The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

There are numerous state laws and regulations in the states in which we operate which relate to the environmental aspects of our business. These state laws and regulations generally relate to requirements to remediate spills of deleterious substances associated with oil and natural gas activities, the conduct of salt water disposal operations, and the methods of plugging and abandoning of oil and natural gas wells which have been unproductive. Numerous state laws and regulations also relate to air and water quality.

We do not believe that our environmental risks will be materially different from those of comparable companies in the oil and natural gas industry. We believe our present activities substantially comply, in all material respects, with existing environmental laws and regulations. Nevertheless, we cannot assure you that environmental laws will not result in a curtailment of production or material increase in the cost of production, development or exploration or otherwise adversely affect our financial condition and results of operations. Although we maintain liability insurance coverage for liabilities from pollution, environmental risks generally are not fully insurable.

In addition, because we have acquired and may acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage, including historical contamination, caused by such former operators. Additional liabilities could also arise from continuing violations or contamination not discovered during our assessment of the acquired properties.

Marketing and Transportation. Our sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive federal and state regulation. From 1985 to the present, several major regulatory changes have been implemented by Congress and the Federal Energy Regulatory Commission (“FERC”) that affect the economics of natural gas production, transportation and sales. In addition, FERC is continually proposing and implementing new rules affecting segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to FERC’s jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances.

The ultimate impact of the complex rules and regulations issued by FERC since 1985 cannot be predicted. We cannot predict what further action FERC will take on these matters. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which we compete.

Additional proposals and proceedings that might affect the natural gas industry are frequently made before Congress, FERC and the courts. The natural gas industry historically has been very heavily regulated, and there have been indications that future regulatory efforts might become more vigorous, possibly resulting in more stringent regulation.

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

“Finding and Development Costs”  The total costs incurred for exploration and development activities (excluding exploratory drilling in progress and drilling inventories), divided by total proved reserve additions. To the extent any portion of the proved reserve additions consist of proved undeveloped reserves; additional costs would have to be incurred in order for such proved undeveloped reserves to be produced. This measure may differ from the measure used by other oil and natural gas companies.

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

“NYMEX” New York Mercantile Exchange

“Operator” means the individual or company responsible for the exploration, development and production of an oil or gas well or lease.

“Pipeline” means all parts of a physical facility through which gas is transported, including pipe, valves and other appendages attached to the pipe, compressor units, metering stations, regulator stations, delivery stations, holders, and fabricated assemblies.

“Present Value”, “PV-10” or “Standard Measure” when used with respect to oil and gas reserves, is the pre-tax present value, discounted at an annual rate of 10%, of the estimated future gross revenues to be generated from the production of proved reserves calculated in accordance with the guidelines of the SEC, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation (except to the extent a contract specifically provides otherwise), without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization.

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

Servicing our debt requires a significant amount of cash, and we will not have sufficient cash flow from our business to pay our substantial debt as it comes due.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our ability to obtain additional debt and /or equity financing, which is subject to economic and financial factors beyond our control. Our business will not generate cash flow from operations sufficient to pay our obligations to Wells Fargo. We may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition in the immediate future, as well as the value of our properties. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and have an adverse effect on the market price of our equity securities.

On June 26, 2009 Well Fargo re-determined the Borrowing Base, which reduced the credit limit on the Revolving Note from $20,000,000 to $7,500,000, requiring a payment of $12,500,000 from the Company to Wells Fargo. The Company has the right to pay the deficiency in five monthly installments.

Subsequent to the redetermination, the Company has received extensions of time until November 1, 2009 from Wells Fargo to comply with the terms of that letter from Wells Fargo dated June 26, 2009. That June 26, 2009 letter previously informed the Company that the Lender made a borrowing base redetermination and waived any failure of the Company to comply with its obligations under the Credit Agreement as a result of such redetermination until September 1, 2009. There can be no assurance that Wells Fargo will grant any additional extensions.

We may not be able to secure additional funds to make the required payments to Wells Fargo. If we are not successful, Wells Fargo may pursue all remedies available to it under the terms of the Credit Facility including but not limited to foreclosure on our assets. If that were to occur, our shareholders might lose their entire investment.

We will need additional funding in order to make required payments to Wells Fargo, as well as to fund our drilling program.

Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations, to purchase equipment and to fund our drilling program.

At June 30, 2009, we had working capital of $(27,822,536). On March 5, 2007, Cubic entered into the Credit Facility with Wells Fargo providing for the $20,000,000 Revolving Note and the Term Loan of $5,000,000 in order to fund the drilling of new wells. The Company has borrowed the full amount under the Credit Facility. In addition, we are required to make payments to Wells Fargo in an aggregate amount of $12,500,000 as a result of the redetermination of our Borrowing Base. Therefore, the Company’s capital requirements must be satisfied through additional borrowings under new or renegotiated credit arrangements, the issuance of equity securities or other potential transactions.  There can be no assurance that any of these sources of capital will be available or sufficient to satisfy the Company’s capital requirements.

We have experienced and will continue to experience significant capital expenditures and working capital requirements, in order to fund our drilling program. In addition to amounts necessary to satisfy our obligations to Wells Fargo, we expect that we will require additional financing, in addition to cash generated from operations, to fund our expected growth. There can be no assurance, however, that additional financing will be available on acceptable terms or at all. In the event that additional capital resources are unavailable, we may curtail drilling, development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis. Additionally, failure to drill on certain of our leasehold interests could result in the forfeiture of our interest.

Any future issuances of equity securities would likely result in dilution to our then existing shareholders while incurring additional indebtedness would result in increased interest expense and debt service charges

We face significant competition, and many of our competitors have resources in excess of our available resources.

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

We incurred losses of $(24,762,516) and $(5,128,453) for the fiscal years ended June 30, 2009 and 2008, respectively. Our accumulated deficit as of June 30, 2009 was $(49,213,661). Historically, we have funded our operating losses, acquisitions and drilling costs primarily through a combination of private offerings of convertible debt, senior secured debt, and equity securities. However, we have no borrowing availability under the Credit Facility, and we are required to make substantial payments to Wells Fargo as a result of the redetermination of the Borrowing Base. Our success in obtaining the necessary capital resources to fund those payments to Wells Fargo and future costs associated with our operations and drilling plans is dependent upon our ability to: (i) increase revenues through acquisitions and recovery of our proved producing and proved developed non-producing oil and gas reserves; (ii) maintain effective cost controls at the corporate administrative office and in field operations; and (iii) obtain additional financing, including through the exercise of outstanding warrants. However, even if we achieve some success with our plans, there can be no assurance that we will be able to generate sufficient revenues to achieve significant profitable operations or to fund our drilling plans.

We have substantial capital requirements necessary for undeveloped properties for which we may not be able to obtain adequate financing.

The majority of our oil and gas reserves are undeveloped. At June 30, 2009, we had proved undeveloped reserves of 20,721,079 Mcfe, which represent approximately 98% of our total proved reserves of 21,076,880 Mcfe. Recovery of the Company’s future undeveloped reserves will require significant capital expenditures to further develop these reserves during fiscal year 2010 and for the foreseeable future. No assurance can be given that our financing sources, following utilization of any available financing sources to satisfy our obligations to Wells Fargo, will be sufficient to fully fund our planned development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any failure to see increases in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

Development of our properties will require additional capital resources. At this time we have significant payment obligations to Wells Fargo, but we have no commitments to obtain any additional debt or equity financing and there can be no assurance that additional financing will be available, when required, on favorable terms or at all. The inability to obtain additional financing will have a material adverse effect on us, including requiring us to cease our oil and gas development plans or farm-out development of our properties, in addition to the impact that the exercise by Wells Fargo of its remedies might have. Any additional financing may involve substantial dilution to the interests of our shareholders at that time.

Oil and natural gas prices fluctuate widely and low prices could have a material adverse impact on our business and financial results.

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect our ability to market our production through such systems, pipelines or facilities. Substantially all of our natural gas production is currently sold to two gas marketing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during fiscal years 2009, 2008 and 2007, and experienced fluctuations similar to those seen in natural gas prices for those years. Natural gas prices no longer appears to be coupled with oil, while oil prices still fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries (“OPEC”), changes in demand from many Asian countries and other emerging economies, current events in the Middle East, security threats to the United States, and other factors associated with the world political and economic environment. Currently, low natural gas prices are directly due to the over supply of natural gas and the reduction of industrial gas consumption as a result of current economic conditions. We are unable to predict what changes will occur in crude oil, natural gas and natural gas liquids prices.

We are subject to uncertainties in reserve estimates and future net cash flows.

This report contains estimates of our oil and gas reserves and the expected future net cash flows from those reserves, which have been prepared by certain independent petroleum consultants. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this report are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

The present value of future net reserves discounted at 10% (the “PV-10”) of proved reserves referred to in this report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, our reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors. See “Item 1.Business — Oil and Gas Reserves.”

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

As of September 4, 2009, our executive officers, directors and their affiliates and certain 5% shareholders hold approximately 70% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence or control over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

Certain of our affiliates have engaged in business transactions with the Company, which may result in conflicts of interest.

Certain officers, directors and related parties, including entities controlled by Mr. Wallen, the President, Chairman of the Board and Chief Executive Officer, have engaged in business transactions with the Company which were not the result of arm’s length negotiations between independent parties. Our management believes that the terms of these transactions were as favorable to us as those that could have been obtained from unaffiliated parties under similar circumstances. All future transactions between us and our affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of our Board of Directors.

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

There is presently only a limited public market for our common stock, and there is no assurance that a ready public market for our securities will develop. It is likely that any market that develops for our common stock will be highly volatile and that the trading volume in such market will be limited. As of September 4, 2009, the trading price of our common stock was below $5.00 per share. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of our drilling results and other events or factors. In addition, the U.S. stock market has from time to time experienced extreme price and volume fluctuations that have affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our securities.

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

Provisions of Texas law and our Articles of Incorporation and Bylaws may have the effect of delaying or preventing a change in control or acquisition of the Company. Our Articles of Incorporation and Bylaws include provisions for a classified Board of Directors (although we do not currently have a classified board), “blank check” preferred stock (the terms of which may be fixed by our Board of Directors without shareholder approval), purported limits on shareholder action by written consent in lieu of a meeting, and certain procedural requirements governing shareholder meetings. These provisions could have the effect of delaying or preventing a change in control of the Company.

We do not intend to declare dividends in the foreseeable future.

Our Board of Directors presently intends to retain all of our earnings for the repayment of debt and the expansion of our business. We therefore do not anticipate the distribution of cash dividends in the foreseeable future. Any future decision of our Board of Directors to pay cash dividends will depend, among other factors, upon our earnings, financial position and cash requirements.

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, which we collectively refer to as Section 404, require us to evaluate our internal controls over financial reporting to allow management to report on those internal controls as of the end of each year. Section 404 will also require our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting in future periods. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

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

Our contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. A title opinion obtained on the drill site prior to drilling does not necessarily ensure satisfactory title. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At June 30, 2009, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination. In the normal course of our business, title defects of varying degrees will arise, and, if practicable, reasonable efforts will be made to cure any such defects.

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

Since the mid-1980s, the FERC has issued a series of orders, culminating in Order Nos. 636, 636-A, 636-B and 636-C (“Order 636”), that significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of the FERC’s purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, and the courts have largely upheld Order 636. Because further review of certain of these orders is still possible, and other appeals may be pending, it is difficult to predict the ultimate impact of the orders on us and our natural gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines’ traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets.

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

The ultimate impact of the complex rules and regulations issued by the FERC since the mid-1980s cannot be predicted. We cannot predict what further action the FERC will take on these matters. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which we compete.

Additional proposals and proceedings that might affect the natural gas industry are frequently made before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; and there have been indications that future regulatory efforts might become more vigorous, possibly resulting in more stringent regulation.

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

The States of Texas and Louisiana and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration for and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of these states limit the rate at which oil and gas can be produced from our properties. However, we do not believe we will be affected materially differently by these statutes and regulations than any other similarly situated oil and gas company.

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

The Oil Pollution Act (“OPA”) imposes a variety of requirements on responsible parties for onshore and offshore oil and gas facilities and vessels related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The “responsible party” includes the owner or operator of an onshore facility or vessel or the lessee or permittee of, or the holder of a right of use and easement for, the area where an onshore facility is located. The OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. Few defenses exist to the liability for oil spills imposed by the OPA. The OPA also imposes financial responsibility requirements. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock and Market

The common stock of the Company is traded on the NYSE Amex, LLC (the “Exchange”) under the trading symbol “QBC”. Prior to August 4, 2008, the common stock of the Company was traded on the Over-The-Counter Bulletin Board (the “OTCBB”) under the trading symbol “QBIK”.

At September 4, 2009, there were 64,674,565 shares of common stock outstanding held by approximately 813 shareholders of record.

Under its Articles of Incorporation, as amended, the Company is authorized to issue one class of up to 100,000,000 common shares, par value $0.05 per share, and one class of up to 10,000,000 preferred shares, par value $0.01 per share. As of September 4, 2009, there were no preferred shares of the Company outstanding.

Common Stock Price Range

The following table shows, for the periods indicated, the range of high and low bid price information for our common stock as reported by the OTCBB through August 3, 2008, and thereafter the high and low sales price information on the Exchange. Any market for our common stock should be considered sporadic, illiquid and highly volatile. Prices on the OTCBB reflect inter-dealer quotations, without adjustment for retail markup, markdowns or commissions, and may not represent actual transactions. Our common stock’s trading range during the periods indicated is as follows:

Fiscal Year 2008	High	Low
1st Quarter	$1.35	$0.91
2nd Quarter	$1.59	$1.00
3rd Quarter	$3.04	$1.50
4th Quarter	$4.19	$2.35

Fiscal Year 2009	High	Low
1st Quarter	$3.95	$2.10
2nd Quarter	$2.10	$1.08
3rd Quarter	$2.00	$1.19
4th Quarter	$1.82	$1.08

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Through the following exercises of warrants, we issued an aggregate of 3,482,500 shares of common stock, which were not registered under the Securities Act of 1933, as amended, during fiscal 2009. Aggregate proceeds to the Company of the aforementioned stock issuances were $2,495,952, all of which have been or is expected to be used for working capital purposes.  The aforementioned issuances were made in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1993, as amended, which exempts transactions by an issuer not involving a public offering.

We did not purchase any of our equity securities during the fourth quarter of fiscal 2009.

Shareholder Return Performance Graph

The following graph compares the cumulative total shareholder return on our common stock during the five years ended June 30, 2009 with the cumulative total shareholder return of the Russell 2000 Index and a peer group of 16 oil and gas exploration and production companies comprised of Abraxas Petroleum Corporation (AXAS), The Meridian Resources Corporation (TMR), GMX Resources Inc. (GMXR), Petrohawk Energy Corporation (HK), Chesapeake Energy Corporation (CHK), Goodrich Petroleum Corporation (GDP), Northern Oil & Gas Inc. (NOG), Comstock Resources Inc. (CRK), EXCO Resources Inc. (XCO), Penn Virginia Corporation (PVA), XTO Energy Inc. (XTO), Quicksilver Resources Inc. (KWK), Range Resources Corporation (RRC), Encore Acquisition Company (EAC), Plains Exploration & Production Company (PXP),  and St. Mary Land and Exploration Company (SM) (collectively referred to as the “Peer Group Index”). The comparison assumes an investment of $100 on June 30, 2004 in each of our common stock, the Russell 2000 Index and the Peer Group Index.

	6/30/2004	6/30/2005	6/30/2006	6/30/2007	6/30/2008	6/30/2009
Cubic Energy, Inc.	$100.00	$144.29	$114.29	$190.57	$598.57	$154.29
Russell 2000 Index	$100.00	$108.14	$122.51	$140.94	$116.59	$85.93
Peer Group Index	$100.00	$155.96	$196.60	$216.39	$415.71	$155.07

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2009 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

	Number of	Weighted
	securities to be	average	Number of shares
	issued upon	exercise price	of common stock
	exercise of	of outstanding	remaining available
	outstanding	options,	for future issuance
	options, warrants	warrants and	under equity
	and rights	rights	compensation plans
2005 Stock Option Plan approved by shareholders	—	$—	1,106,500
Equity compensation plans not approved by shareholders	—	$—	—
Total	—		1,106,500

Item 6. Selected Financial Data.

The following table presents a summary of our financial information for the periods indicated. It should be read in conjunction with our Financial Statements and related notes (beginning on page F-1 at the end of this report) and other financial information included herein.

	Year ended June 30,
(In thousands, except per share data)	2009	2008	2007	2006	2005
Statements of Operations Data:
Total oil and gas sales revenues	$1,858	$2,302	$583	$509	$469
Costs and expenses:
Oil and gas production, operating and development costs	1,372	1,163	481	338	273
General and administrative expenses	1,940	2,488	1,325	1,401	395
Depreciation, depletion and amortization	772	2,152	362	179	364
Impairment loss on oil and gas properties	20,391	—	1,791	—	—
Total costs and expenses	24,475	5,803	3,959	1,918	1,032
Operating income (loss)	(22,617)	(3,501)	(3,376)	(1,409)	(563)
Non-operating income (expense):
Other income, net	34	46	38	6	—
Interest expense, net	(2,045)	(1,580)	(1,279)	(639)	(193)
Amortization of loan costs	(135)	(94)	(101)	(67)	(28)
Total non-operating income (expense)	(2,146)	(1,628)	(1,342)	(700)	(221)
Loss on extinguishment of debt, net	—	—	(1,083)	(660)	—
Loss from operations before income taxes	(24,763)	(5,129)	(5,801)	(2,769)	(784)
Income tax expense (benefit)	—	—	—	—	—
Net income (loss)	$(24,763)	$(5,129)	$(5,801)	$(2,769)	$(784)
Net loss per common share - basic and diluted	$(0.40)	$(0.09)	$(0.12)	$(0.07)	$(0.02)
Weighted average common shares outstanding	61,150	56,974	50,338	38,477	33,113

Statements of Cash Flow Data:
Cash provided by (used in) operating activities	$(2,152)	$(1,234)	$(1,802)	$(964)	$(185)
Cash provided by (used in) investing activities	$(5,589)	$(15,513)	$(4,052)	$(4,800)	$(2,122)
Cash provided by (used in) financing activities	$5,668	$15,768	$8,717	$5,765	$2,371

Balance Sheet Data (at end of period):
Working capital (deficit)	$(27,823)	$1,747	$2,607	$(1,357)	$576
Oil and gas properties, and equipment, net	$11,710	$26,858	$13,666	$11,820	$3,687
Total assets	$12,127	$29,491	$18,108	$13,373	$4,415
Long-term liabilities, net of discounts	$—	$22,971	$7,627	$5,155	$1,612
Total liabilities	$28,150	$23,632	$9,313	$7,320	$1,631
Shareholders’ equity	$(16,023)	$5,858	$8,795	$6,053	$2,784

Other Financial Data:
Non-cash stock-based compensation	$385	$1,255	$490	$727	$79

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in an understanding of the Company’s historical financial position and results of operations for each year in the three-year period ended June 30, 2009. The following discussion is intended to assist in understanding our results of operations and our current financial condition. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K contains additional information that should be referred to when reviewing this material.

Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed.

General

The Company’s future results of operations and growth are substantially dependent upon (i) its ability to acquire or find and successfully develop additional oil and gas reserves and (ii) the prevailing prices for oil and gas. We have identified numerous locations to pursue additional drilling. If we are unable to economically complete additional producing wells, the Company’s oil and gas production, and thus its revenues, would likely decline gradually as its reserves are depleted. In addition, oil and gas prices are dependent upon numerous factors beyond the Company’s control, such as economic, political and regulatory developments and competition from other sources of energy. The oil and gas markets have historically been very volatile, and any significant and extended decline in the price of oil or gas would have a material adverse effect on the Company’s financial condition and results of operations, and could result in a further reduction in the carrying value of the Company’s proved reserves and adversely affect its access to capital.

Overview

Cubic Energy, Inc. is an independent upstream energy company engaged in the development and production of, and exploration for, crude oil and natural gas. Our oil and gas assets and activities are concentrated exclusively in Louisiana and Texas.

Our corporate strategy with respect to our asset acquisition and development efforts was to position the Company in a low risk opportunity while building main stream high yield reserves.  The acquisition of our Cotton Valley acreage in DeSoto and Caddo Parishes, Louisiana, puts us in a reservoir rich environment both in the Cotton Valley and Bossier/Haynesville Shale formations, which we believe gives us the potential to discover additional commercial horizons that can add value to the bottom line. We have had success on our acreage with wells drilled by achieving production from not only the Cotton Valley and Bossier/Haynesville Shale formations, but also the Hosston formations.

Fiscal 2009 was a challenging year in many aspects.

As of June 30, 2009, the Company has successfully drilled 22 wells in its northwest Louisiana properties (12 in its Johnson Branch acreage in Caddo Parish, and 10 in its Bethany Longstreet acreage in Caddo and DeSoto Parishes). In its Johnson Branch acreage, Cubic has drilled 12 wells through the Cotton Valley sandstones, with three of these wells penetrating deeper into the Bossier/Haynesville shales. Two of such Bossier/Haynesville wells have been completed and are producing from the Haynesville formation; the third such well was completed and is producing from the Cotton Valley formation. To date, 10 Johnson Branch wells have been completed as hydrocarbon producers in the Cotton Valley sandstones. Additionally, in its Bethany Longstreet acreage, Cubic has eight producing wells in the Cotton Valley and Hosston formations and two producing wells in the Haynesville Shale.

During the first quarter of fiscal 2009, the Company elected to participate in the horizontal drilling of Chesapeake Energy’s S Mitchell 12-15-16H1 and Clingman 11-15-15H1 wells. These wells are located in the Johnson Branch and Caspiana Fields of Caddo Parish, Louisiana, and are horizontally drilled to an approximate measured depth of 16,500 feet, followed by a Haynesville Shale completion. Cubic has an estimated 2.5% working interest in the wells. Cubic has a working interest with Chesapeake Energy in three Johnson Branch Cotton Valley wells: the Copeland 12-1 and the Fiest 21-1. We are also participating in these Haynesville horizontal wells: the Clingman 11 H-1, the Clingman 2 H-1 and the Woolworth 15 H-1. Cubic’s future plans include participation in the Beauregard 21-1, and other wells in sections controlled by Chesapeake Energy, Goodrich Petroleum and Petrohawk Energy, in which Cubic has a working interest in the Haynesville Shale.

Participating in these wells is expected to give Cubic’s technical personnel valuable insights in the methods and technologies to help the Company in developing and enhancing the development of the balance of our acreage.

During the second quarter of fiscal 2009, the Company retained RBC Richardson Barr Securities, Inc., to assist the Company in exploring the sale of the Company, or substantially all of its assets. The initial interest in the Company’s assets was very positive. As natural gas prices continued their downward spiral in the beginning of fiscal 2009, it became apparent to management that a bid reflecting the full value of the Company’s assets would not be forthcoming.

Our financial results depend upon many factors, but are largely driven by the volume of our natural gas production and the price that we receive for that production. Our production volumes will decline as reserves are depleted unless we obtain and expend capital in successful development and exploration activities or acquire properties with existing production. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success.

During the second half of fiscal 2009, oil and natural gas prices declined significantly in response to the worldwide credit crisis, the turmoil in the global financial system and the economic recession in the United States and in other developed and developing countries. In response to natural gas prices during the last quarter of fiscal 2009, we reduced and refocused our 2009 capital budget on the development of non-proved locations in our Bossier/Haynesville shale locations. Our future drilling plans are subject to change based upon various factors, some of which are beyond our control, including drilling results, natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. To the extent these factors lead to reductions in our drilling plans and associated capital budgets in future periods, our financial position, cash flows and operating results could be adversely impacted.

Another consequence we face as a result of declining natural gas prices is the possibility that we may be required to recognize a non-cash impairment expense under the full cost method of accounting, which we use to account for our oil and natural gas exploration and development activities. We had recorded a full cost ceiling impairment of approximately $20.4 million at June 30, 2009, at which time the Henry Hub spot market price was $3.72 per MMbtu for natural gas. If natural gas prices do not recover, we may be required to take additional impairment charges in the future.

In March 2009, the Company began a strategic campaign to pursue three options. First, restructure our debt and operating capital. This plan seeks to provide the capital needed for drilling seven to ten horizontal wells during 2010-2011. Second, pursue a joint venture with a larger company that could assist with operations and allow the Company to maintain a working interest and become a financially strong public company. The third option would be to sell the Company or its assets. This option is the least attractive to management at this time due to low natural gas prices, which makes it difficult for the Company to realize acceptable shareholder value.

Due to a lack of cash we did very little well workover during fiscal 2009. Without the needed fracture stimulation, natural gas production of the wells continues to fall. As the world economy declined, so did natural gas prices. The natural gas price downward spiral and our lack of cash on hand to stimulate well production caused the Company to have impairment losses for each of the first three quarters of fiscal 2009. While it created difficulties for operations, it provided a fortuitous situation in that we were not drilling and producing gas for sale into this depressed natural gas market.

As shown in the accompanying financial statements, the Company incurred a net loss of $24,762,516 during the year ended June 30, 2009, and as of that date, the Company’s current liabilities exceeded its current assets by $27,822,536 and its total liabilities exceeded its total assets by $16,022,965. Those factors, as well as the uncertain conditions that the Company faces regarding its loan agreements (as discussed in Note E), create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company has developed a plan to reduce its liabilities through additional financing and issuance of additional stock to shareholders. The Company’s plan includes several strategic opportunities to correct the current financial situation. The Company is involved in negotiations that could provide up to $40,000,000 in drilling credits, expand it Credit Facility to $40,000,000 from its current full utilized $25,000,000 facility and extend the term of the facility out two to three years beyond the current maturity date of March 1, 2010. The ability of the Company to continue as a going concern is dependent on acceptance of the plan by the Company’s bank creditors and the plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management continues to believe in the value of its assets and will pursue all options that allow the Company to leverage those assets to gain full shareholder value.

Summary Operating, Reserve and Other Data

The following table presents an unaudited summary of certain operating and oil and natural gas reserve data, and non-GAAP financial data for the periods indicated:

	Year ended June 30,
	2009	2008	2007	2006	2005
Operating Data:
Proved Reserves (Bcfe)	21.1	6.6	4.3	2.9	0.5
Production (Mcfe)	300,712	244,665	76,214	59,798	70,780
Producing wells at end of period, gross	43	32	22	17	17
Producing wells at end of period, net	21.44	18.42	14.42	13.07	13.65
Acreage, gross	14,466	14,711	17,542	16,913	6,050
Acreage, net	6,077	6,151	7,364	7,073	2,171

Production:
Oil (Bbl)	1,681	1,682	967	1,047	506
Natural gas (Mcf)	279,516	228,219	70,412	53,516	67,744
Natural gas liquids (gallons)	77,772	44,476	—	—	—
Total oil, gas and liquids (Mcfe)	300,712	244,665	76,214	59,798	70,780
Average daily (Mcfe)	824	668	209	164	194

Weighted Average Sales Prices:
Oil (per Bbl)	$66.52	$102.15	$61.68	$59.90	$43.32
Natural gas (per Mcf)	$3.72	$9.01	$7.44	$8.34	$6.61
Natural gas liquids (per gallon)	$1.02	$1.66	n/a	n/a	n/a
Natural gas equivalent (per Mcfe)	$6.18	$9.41	$7.65	$8.51	$6.63

Selected Expenses per Mcfe:
Production costs	$3.98	$3.60	$4.18	$5.05	$3.33
Workover expenses (non-recurring)	$0.12	$0.11	$1.40	$—	$0.08
Severance taxes	$0.20	$0.29	$0.39	$0.39	$0.34
Other revenue deductions	$0.27	$0.75	$0.35	$0.22	$0.11
Total lease operating expenses	$4.57	$4.75	$6.32	$5.66	$3.86
General and administrative expenses:
Non-cash stock-based compensation	$1.28	$5.13	$6.43	$12.15	$1.12
Other general and administrative	$5.17	$5.04	$10.96	11.27	4.46
Total general and administrative	$6.45	$10.17	$17.39	$23.42	$5.58
Depreciation, depletion and amortization	$2.55	$8.80	$4.76	$3.00	$5.15

RESULTS OF OPERATIONS

Comparison of Fiscal 2009 to Fiscal 2008

Revenues

OIL AND GAS SALES decreased 19% to $1,858,139 for fiscal 2009 from $2,302,310 for fiscal 2008 primarily due to lower gas volumes resulting from a steep production decline-curve and lack of funds to workover existing wells and a 34% decrease in the weighted average sales price for gas (per Mcf). This decline was mitigated by the Company having an average of approximately 22 (gross) wells on-line in Louisiana in fiscal 2009 versus approximately 13 (gross) wells in fiscal 2008.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) increased 18% to $1,372,041(74% of oil and gas sales) for fiscal 2009 from $1,162,489 (50% of oil and gas sales) for fiscal 2008 primarily due to more wells being on-line in Louisiana, which resulted in: $104,002 increase in common facility expenses, a $101,272 increase in chemical cost and a $64,892 increase in salt water hauling costs. These increases were somewhat offset by a $102,366 decrease in costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) decreased 22% to $1,940,025 for fiscal 2009 from $2,488,133 in fiscal 2008 as a result of: a $857,099 decrease in non-cash stock compensation expense due to a 68% decrease in the number of shares of common stock granted versus the prior year period. This decrease was somewhat offset by a $135,536 increase in corporate fees paid, which includes $115,042 in AMEX listing fees and a $4,000 increase due to adding two more outside directors, a $48,563 increase in legal fees due in part to the support needed to address the NYSE Amex non-compliance issue; and $116,870 in contract services fees related to management’s transition to a new chief financial officer, which occurred in fiscal 2009, but did not occur in the prior year period.

DEPRECIATION, DEPLETION AND AMORTIZATION (“DD&A”) decreased 279% to $771,861in fiscal 2009 from $2,152,096 in fiscal 2008 primarily due to a decrease in capital expenditures in fiscal 2009 related to the acquisition and development of oil and gas properties.

IMPAIRMENT OF OIL AND GAS PROPERTIES increased to $20,390,819 in fiscal 2009 from $0 in fiscal 2008. The fiscal 2009 impairment resulted from a downward revision of our reserve estimates, which was effected by the following events: (i) we experienced delays related to third party providers in our Bethany Longstreet acreage, including not receiving contracted-for compression services, which temporarily delayed our ability to produce from these wells; (ii) we did not effectuate final completion of certain wells due to a shift in our focus to the development of our Johnson Branch acreage in Caddo Parish, Louisiana; and, (iii) the lack of production history in wells recently brought online lead to a sharper decline curve being utilized by RPS Scotia, Inc. in formulating the reserve estimates.

INTEREST EXPENSE, INCLUDING AMORTIZATION OF LOAN DISCOUNT increased 29% to $2,044,718 in fiscal 2009 from $1,579,452 in fiscal 2008 primarily due to an increase in debt (before discounts) to $27,000,000 at June 30, 2009 from $23,827,800 at June 30, 2008. This increase resulted from the drawing down of our revolving credit line of $3,172,200 (before discounts). The weighted average debt balance (before discounts) for fiscal 2009 was $26,565,452 as compared to $16,494,613 in fiscal 2008. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $514,620 being recorded in fiscal 2009 as compared to $516,030 in fiscal 2008. There was a decrease in the capitalization of interest expense to the full cost pool for oil and gas properties of $30,682 in fiscal 2009 as compared to $330,608 in fiscal 2008.

Comparison of Fiscal 2008 to Fiscal 2007

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

Liquidity and Capital Resources

Overview

The Company’s primary resource is its oil and gas reserves. The Company has entered into a senior credit facility, but the Company will be required to make significant repayments of amounts borrowed by November 1, 2009, as a result of a re-determination in the borrowing base on the revolving credit facility, primarily due to lower commodity prices.

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo providing for the Credit Facility, which consists of a convertible term loan of $5,000,000 and a revolving credit facility of $20,000,000 in order to fund the drilling and completion of new wells. On May 6, 2008, the Company issued a subordinated promissory note in the amount of $2,000,000 to Diversified Dynamics Corporation (see “Notes to Financial Statements — Note E — Long-term debt” elsewhere herein).

On June 29, 2009, we received a letter from Wells Fargo Energy Capital, Inc. (the “Lender”) informing the us that the Lender has made a redetermination of the borrowing base, which reduced the borrowing base from $20.0 million to $7.5 million, requiring a payment of $12.5 million from the Company to the Lender. Through waiver, the Lender originally extended the date for the payment until September 1, 2009. This date has been extended to November 1, 2009 and we have the right to pay the deficiency in five monthly installments as provided in our Credit Agreement with the Lender. If the Company is not successful in renegotiating this agreement the Lender can foreclose on our assets. The Company is working closely with the Lender to assist in avoidance of such actions.

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

During the twelve months ended June 30, 2009, the Company used cash flows from operating activities of $2,152,187 as compared to $1,233,829 in fiscal 2008. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Working Capital and Cash Flow

The Company’s working capital decreased to ($27,822,536) at June 30, 2009 from $1,746,741 at June 30, 2008. This decrease was primarily due to $27,000,000 of debt scheduled to mature on March and April 2010, becoming a part of current liabilities during the quarter ended March 31, 2009 and year ended June 30, 2009. The downturn in the price for natural gas lowered revenue This reclassification was partially offset by cash flows provided by financing activities of $5,668,152 resulting from $2,495,952 of proceeds from the issuance of common stock (as a result of the exercise of warrants), and the borrowing of $3,172,200 on the aforementioned revolving line of credit with Wells Fargo in fiscal 2009.

The Company anticipates the following capital expenditures in the remainder of fiscal 2010: re-completions of up to four wells in its Johnson Branch acreage; the acquisition of additional leaseholds in and around its core acreage position; final payments that may be outstanding as a result of the acquisition of rights-of-way in certain of our leases; and the election to participate in certain horizontal Haynesville Shale wells operated by an unrelated third-party, which began production during the year ending June 30, 2009. As a result, our projected capital expenditures are expected to be in a range of approximately $3,000,000 to $40,000,000 for fiscal 2010. Any significant capital expenditures will depend on obtaining additional funds and restructuring our current indebtedness.

Due to the significant downturn in the price of natural gas, continued prudence will be exercised in the undertaking of any new operations during the near term. No assurance can be given that all or any of these anticipated projects will be completed as currently anticipated. While the Company is negotiating with Wells Fargo to expand its Revolving Note and extend the maturity date, we currently have very little cash on hand and our ability to continue to meet our obligations and fund the projected capital expenditure at this time is not certain for fiscal 2010.

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

Capital Expenditures

The majority of our oil and gas reserves are undeveloped. As such, recovery of the Company’s future undeveloped proved reserves will require significant capital expenditures. Our management estimates that aggregate capital expenditures ranging from a minimum of approximately $3,000,000 (from currently available funds and projected cash from operating activities) to a maximum of approximately $40,000,000 (subject to the availability of additional financing) will be made to further develop these reserves during fiscal 2010. Moreover, additional capital expenditures may be required for exploratory drilling on our undeveloped acreage. The Company may increase its planned activities for fiscal 2010 if product prices improve and if we are able to obtain the additional capital resources necessary to finance such activities. However, to the extent that: i) we are not able to renegotiate our Revolving Note with Wells Fargo;  ii) we are not able to raise additional capital; or iii) drilling rigs, drill pipe and other material used in oil and gas drilling and completing are unavailable, our capital expenditures will be restricted.

Capital Resources

The Company plans to fund its development and exploratory activities through cash on hand (which was approximately $500,000 as of the date of this filing), cash provided from operations; the potential exercises of warrants for cash; and one of, or a combination of, the following potential transactions: a private placement of common stock; a public offering of common stock; a joint venture with a more well-financed industry partner in which we would farm-out a to-be-determined percentage of our working interests in certain properties; or a disposition of assets.

While we expect production from the wells drilled and completed in fiscal 2007, 2008, 2009 and subsequent to the end of fiscal 2009 to provide cash flow to support additional drilling in fiscal 2010, the Company cannot be certain that adequate funds will be available from cash on hand, operating cash flow, the exercise of warrants, and the aforementioned potential transactions to fully fund the projected capital expenditures for fiscal 2010. Additionally, because future cash flows, the availability of borrowings, and the ability to consummate the aforementioned potential transactions are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company’s success in developing and producing new reserves, the uncertainty of financial markets and joint venture and merger and acquisition activity, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company’s development and exploration program, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploratory activities.

Although the Company believes it will be able to obtain funds pursuant to the above-mentioned alternatives, management cannot be assured that such capital resources will be available to the Company. If we are unable to obtain such capital resources on a timely basis, the Company may curtail its planned development and exploratory activities.

Critical Accounting Policies

The preparation of our financial statements requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. When alternatives exist among various accounting methods, the choice of accounting method can have a significant impact on reported amounts. The following is a discussion of our accounting estimates and judgments that management believes are most significant in its application of generally accepted accounting principles used in the preparation of the financial statements.

Impairment of long-lived assets and long-lived assets to be disposed of

The Company has adopted the provisions of the Financial Accounting Standards Board’s (the “FASB”) Statement of Financial Accounting Standards (“FAS”) No. 144 (“FAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, effective for periods beginning July 1, 2002, and thereafter. FAS No. 144 replaces FAS No. 121, and, among other matters, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS No. 144 retains the basic provisions of FAS No. 121, but broadens its scope and establishes a single model for long-lived assets to be disposed of by sale. In addition, the Company is subject to the rules of the Securities and Exchange Commission with respect to impairment of oil and gas properties accounted for under the full cost method of accounting, as described below.

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

Oil and gas revenues

The Company recognizes oil and gas revenues when oil and gas production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. As a result of the numerous requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 60 days following the month of production. Therefore, we make accruals for revenues and accounts receivable based on estimates of our share of production. Since the settlement process may take 30 to 60 days following the month of actual production, our financial results include estimates of production and revenues for the related time period. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. Differences between sales and production volumes during the years ended June 30, 2009, 2008 and 2007 were not significant.

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

Stock-based compensation

The Company accounts for its stock-based employee compensation plans pursuant to FAS No. 123R, Share-Based Payment, which is a revision of FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). This FAS requires the Company to recognize compensation costs related to stock-based payment transactions (i.e., the granting of stock options and warrants, and awards of unregistered shares of common stock) in the financial statements. With limited exceptions, the amount of compensation is measured based on the grant-date fair value of the equity issued. Compensation cost is recognized over the period that an employee provides services in exchange for the award. This new standard became effective for awards that are granted, modified or settled in cash in interim and annual financial periods beginning after June 30, 2007.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

Other Accounting Policies and Recent Accounting Pronouncements

Please see “Notes to Financial Statements — Note B — Significant accounting policies” elsewhere herein.

Inflation

Although the level of inflation affects certain of the Company’s costs and expenses, inflation did not have a significant effect on the Company’s results of operations during fiscal 2009.

Related Party Transactions

A description of our related party transactions is included in “Note F — Related party transactions” in the Notes to the Financial Statements of the Company included elsewhere in this Report, and is incorporated herein by reference.

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

Interest Rate Risk

As of June 30, 2009, we had $27,000,000 of long-term debt outstanding under our Credit Facility and the Subordinated Note, each of which matures in fiscal 2010 and bears interest at the prime rate plus 2.0%. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at June 30, 2009, a 100 basis point change in interest rates would change our annual interest expense by approximately $270,000. We had no interest rate derivatives during fiscal 2009.

Item 8. Financial Statements and Supplementary Data.

The Report of Independent Accountants, Financial Statements and any supplementary financial data required by this Item are set forth on pages F-1 through F-36 of this Report and are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a — 15(f) and 15d — 15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

Subsequent to our evaluation, there were no changes in internal controls or other factors that could materially affect, or are reasonably likely to materially affect, these internal controls. We maintain a system of internal control over financial reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certifications

Our chief executive officer and chief financial officer have completed the certifications required to be filed as an Exhibits to this Report (see Exhibits 31.1 and 31.2) relating to the design of our disclosure controls and procedures and the design of our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table provides information concerning each of our executive officers and directors as of September 3, 2009:

	Director
Name	Age	Position(s) Held with Cubic	Since

Calvin A. Wallen, III	54	Chairman of the Board, President and Chief Executive Officer	1997

Larry G. Badgley	52	Chief Financial Officer	n/a

Jon S. Ross	45	Corporate Secretary and Director	1998

Gene C. Howard	82	Director	1991

Herbert A. Bayer	60	Director	2003

Bob L. Clements	66	Director	2004

Phyllis K. Harding	63	Director	2009

William L. Bruggeman, Jr.	82	Director	2009

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

LARRY G. BADGLEY joined the Company in August 2008, as a consultant, and was appointed Chief Financial Officer in October 2008. Prior to joining the Company, from October 2005 through September 2006, Mr. Badgley served as Managing Director of BridgePoint Consulting, a provider of CFO services to venture capital-backed and early stage companies. In that capacity, Mr. Badgley was primarily responsible for strategic planning for growth companies. From July 1998 through October 2005, Mr. Badgley served as Director of Accounting and Finance for Jefferson Wells International, an international professional services firm. Prior to that time, Mr. Badgley served as Chief Operating Officer and Chief Financial Officer of a privately held national sign manufacturer until its sale in July 1998. Mr. Badgley received a BBA in Finance from Hardin-Simmons University and is a Certified Public Accountant.

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

PHYLLIS K. HARDING joined the Company’s board in April 2009. Ms Harding has worked as an executive advisor for Diversified Dynamics Corporation, a privately held corporation controlled by William L. Bruggeman, Jr., since 1990. From 2001 through 2008 she served on the Board of Directors of Dayport, a leader in video publishing, content, workflow and syndication solutions.  Dayport was acquired by EntriQ in 2008.  From 2001 to the present time she has served on the Board of Advisors of Geospan Corporation and Geospan.com, privately held industry leaders in spatial imaging and visual mapping solutions.   She has worked with numerous corporations in various industries as the head of the consulting division for Grant Thornton LLP in Minneapolis from 1987 through 1988 and as a co-owner of Camelot Consultants, Inc. from 1989 through 1999.  Ms. Harding has three decades of operational, manufacturing, turn-around and strategic leadership experience with various clients and direct employment at The Valspar Corporation (1986 through 1987) and Procter & Gamble (1975 through 1986). She is a graduate of the University of Wisconsin — Green Bay.

WILLIAM L. BRUGGEMAN, JR. joined the Company’s board in April 2009. Mr. Bruggeman is the founder and controlling shareholder of Diversified Dynamics Corporation (founded in 1968) and its business divisions:  Cat Pumps, a manufacturer of quality, industrial, positive displacement, triplex piston and plunger pumps and custom engineered pumping systems with over 40 years of experience in industrial high pressure systems; and HomeRight, a manufacturer of home improvement products.  He is an entrepreneur and “angel investor” who has been involved in many successful start up businesses.  He has been a significant investor in the oil and gas industries since the early 1990s.  He continues to be a major shareholder of Cubic Energy, Inc. Mr. Bruggeman’s former employers include McCullough Corporation, John Deere, L & A Products, and Minneapolis Moline.  Mr. Bruggeman is a veteran who served thirty months in the U.S. Navy and one year in the U.S. Marine Corp. Mr. Bruggeman graduated from Hamline University with a degree in Engineering.

There are no family relationships among any of the directors or executive officers of the Company. See “Certain Relationships and Related Transactions” for a description of transactions between the Company and its directors, executive officers or their affiliates.

Audit Committee; Financial Expert

The Audit Committee is comprised of Messrs. Howard (Chairman), Clements and Bayer. All of the members of the Audit Committee are “independent” under the rules of the SEC and the NYSE-Amex, LLC. The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. Howard is the sole “audit committee financial expert” on the Audit Committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and holders of more than 10% of the common stock to file with the SEC reports of ownership and changes in ownership of common stock. SEC regulations require those directors, executive officers, and greater than 10% shareholders to furnish the Company with copies of all Section 16(a) forms they file. Based on the Company’s review of reports, the Company believes that the directors, executive officers, and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements during fiscal 2009.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its directors, officers and employees. The Company will provide a copy of its Code of Ethics, without charge, to any stockholder who makes such request in writing to the Company, attention:  Secretary.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

General. Our Board of Directors has established a Compensation Committee, comprised entirely of independent non-employee directors, with authority to set all forms of compensation of our executive officers. Messrs. Bayer, Clements and Howard comprised the Compensation Committee in fiscal 2009, with Mr. Howard serving as its Chairman. The Compensation Committee has overall responsibility for our executive compensation policies as provided in a written charter adopted by the Board of Directors. The Compensation Committee is empowered to review and approve the annual compensation and compensation procedures for our executives: the President and Chief Executive Officer, the Chief Financial Officer, and the Secretary. The Compensation Committee does not delegate any of its functions to others in setting compensation.

When establishing base salaries, cash bonuses and equity grants for each of the executives, the Compensation Committee considers the recommendations of the President and Chief Executive Officer and the Secretary, the executive’s role and contribution to the management team, responsibilities and performance during the past year and future anticipated contributions, corporate performance, and the amount of total compensation paid to executives in similar positions, and performing similar functions, at other companies for which data was available, as provided by third party compensation studies. One such study, published in September 2009 by Salary.com was a blind survey of over 1,000 companies located in the Dallas metropolitan area in the “Energy & Utilities” industry with less than 25 full-time equivalent employees. Another study, published in December 2004, included data from a survey of the following comparable companies: Arena Resources, Inc., ATP Oil & Gas, Berry Petroleum Company, Canadian Superior Energy, Edge Petroleum, Goodrich Petroleum, Infinity Inc., Petroleum Development Corp., The Meridian Resources Corp., and The Exploration Company.

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

Elements of Our Compensation Program and Why We Pay Each Element. For fiscal 2009, our total compensation for executive officers consisted of base salary, bonuses and long-term incentives in the form of common stock awards. In setting fiscal 2009 compensation, the Compensation Committee considered the specific factors discussed below:

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

Base salaries for our named executive officers in fiscal 2009 were as follows:

Base Salary
for
Name	Fiscal 2009 (1)
Calvin A. Wallen, III	$200,000

Jon S. Ross	$150,000

Larry G. Badgley	$145,000

(1)                                  There were no increases in executive officers base salaries during fiscal 2009

Discretionary Bonuses. Executive bonuses are intended to link executive compensation with the attainment of Company goals. The actual payment of bonuses is primarily dependent upon the extent to which these Company-wide objectives are achieved. Determination of executive bonus amounts is not made in accordance with a strict formula, but rather is based on objective data combined with competitive ranges and internal policies and practices, including an overall review of both individual and corporate performance. For fiscal year 2009, bonuses to executives were primarily based upon the achievement of certain business objectives including progress in meeting our expected drilling and completion schedule, and obtaining additional financing. The President and Chief Executive Officer has the discretion to recommend to the Compensation Committee to increase or decrease bonuses for all other executive officers, but any bonus amounts must be approved by the Compensation Committee.

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

Other Compensation Policies Affecting the Executive Officers

Compliance with Section 162(m) of the Internal Revenue Code. Section 162(m) disallows a federal income tax deduction to publicly held companies for certain compensation paid to our Named Executive Officers to the extent that compensation exceeds $1 million per executive officer covered by Section 162(m) in any fiscal year. The limitation applies only to compensation that is not considered “performance based” as defined in the Section 162(m) rules. In designing our compensation programs, the Compensation Committee considers the effect of Section 162(m) together with other factors relevant to our business needs. We have historically taken, and intend to continue taking, appropriate actions, to the extent we believe desirable, to preserve the deductibility of annual incentive and long-term performance awards. However, the Compensation Committee has not adopted a policy that all compensation paid must be tax-deductible and qualified under Section 162(m). We believe that the fiscal 2009 base salary, annual bonus and stock grants paid to the individual executive officers covered by Section 162(m) will not exceed the Section 162(m) limit and will be fully deductible under Section 162(m).

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

The following table sets forth the estimated amounts that would be payable to each of the named executives upon a termination under the scenarios outlined above, excluding termination for Just Cause or on account of death or disability, assuming that such termination occurred on June 30, 2009. There can be no assurance that these scenarios would produce the same or similar results as those disclosed if a termination occurs in the future.

	Severance
Without Just Cause/For Good Reason	Payment (1)	Total

Calvin A. Wallen, III	$600,000	$600,000

Jon S. Ross	$450,000	$450,000

(1)          Represents 36 months of base salary.

Chief Executive Officer Compensation

Mr. Wallen received $200,000 in base salary for fiscal 2009. His annual base salary was not increased for fiscal year 2009. Mr. Wallen received no common stock awards during fiscal 2009.

Chief Financial Officer Compensation

Mr. Badgley’s salary has been established at $145,000 per year, plus a $300 per month health insurance subsidy. In the event that Mr. Badgley is terminated without cause, as determined by the Board of Directors of the Company, he will be entitled to three months salary. The Company and Mr. Badgley did not enter into a written employment agreement.

Summary Compensation Table

The following table shows information regarding the compensation earned during the fiscal years ended June 30, 2009, 2008 and 2007 by our Chief Executive Officer, our current Chief Financial Officer, our former Chief Financial Officer and our other most highly compensated executive officer who was employed by us as of June 30, 2009 and whose total compensation exceeded $100,000 during the most recent fiscal year (the “Named Executive Officers”):

Name and	Fiscal			Stock	All Other
Principal Position	Year	Salary	Bonus	Awards (1)	Compensation (2)	Total
Calvin A. Wallen, III	2009	$200,000	$—	$—	$3,600	$203,600
Chairman of the Board,	2008	$170,833	$—	$241,500	$3,600	$415,933
President and Chief Executive Officer	2007	$150,000	$—	$120,000	$3,600	$273,600

Larry G. Badgley (3)	2009	$103,293	$750	$—	$2,700	$106,743
Chief Financial Officer	2008	$—	$—	$—	$—	$—
	2007	$—	$—	$—	$—	$—

Jon S. Ross	2009	$150,000	$2,625	$—	$3,600	$156,225
Secretary and Director	2008	$120,833	$2,000	$161,000	$3,600	$287,433
	2007	$60,000	$23,000	$38,000	$3,600	$124,600

Scott D. Guffey (4)	2009	$33,750	$—	$12,440	$900	$47,090
Former Chief Financial Officer	2008	$116,492	$1,000	$103,500	$3,300	$224,292
	2007	$—	$—	$—	$—	$—

(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 and 2008 fiscal years for the fair value of stock grants for each of the named executive officers in accordance with SFAS No. 123R. On January 31, 2008 we granted our Named Executive Officers a total of 250,000 unregistered shares of common stock as follows: Mr. Wallen, 150,000 shares; and Mr. Ross, 100,000 shares. These shares vested immediately on the grant date. On August 20, 2007, Mr. Guffey was granted 90,000 unregistered shares of common stock, which vested on a quarterly schedule. On January 10, 2007 we granted our Named Executive Officers a total of 272,500 unregistered shares of common stock as follows: Mr. Wallen, 150,000 shares; and Mr. Ross, 47,500 shares. These shares vested immediately on the grant date.

(2)

All Other Compensation consists solely of a $300 per month reimbursement towards each officer’s medical insurance premiums. The Company does not provide group health insurance coverage to its employees.

(3)	Mr. Badgley was appointed Cubic’s Chief Financial Officer effective October 13, 2008.
(4)	Mr. Guffey resigned as Cubic’s Chief Financial Officer effective October 3, 2008.

Fiscal 2009 Grants of Plan-Based Awards

No stock options were granted to executive officers last year and thus any reference to options has been omitted.

Stock Grants

On January 10 and January 18, 2007, the Company issued 489,500 and 52,500 unregistered shares, respectively, to the officers and directors, and key employees of the Company pursuant to the Plan. As of such dates, the aggregate market value of the common stock granted was $391,600 and $42,000, respectively, based on the last sale price on the OTC Bulletin Board of the Company’s common stock. Such amounts were amortized to compensation expense on a quarterly basis during calendar year 2007. An additional $30,000 was recorded when our former Chief Financial Officer resigned during fiscal 2007. Accordingly, $186,800 and $246,800 was recorded as compensation expense and included in general and administrative expense for the fiscal years ended June 30, 2008 and 2007, respectively. The Named Executive Officers received the following grants: (i) 150,000 unregistered shares to Calvin A. Wallen, III and (ii) 47,500 unregistered shares to Jon S. Ross.

On August 20, 2007, the Company issued 90,000 unregistered shares to our former Chief Financial Officer pursuant to the Plan, with such grant subject to vesting in quarterly installments over the following four quarters. As of such date, the aggregate market value of the common stock granted was $103,500 based on the then market price on the OTCBB of the Company’s common stock. Such amount was amortized to compensation expense on a quarterly basis during fiscal years 2008 and 2009. Accordingly, $90,563 was recorded as compensation expense and included in general and administrative expenses for fiscal 2008. The remaining $12,937 was amortized to compensation expense in the first quarter of fiscal 2009, which ended September 30, 2008.

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

On January 12, 2009, the Company issued 235,000 unregistered shares to three directors of the Company pursuant to the Plan.  As of such dates, the aggregate market value of the common stock granted was $385,400 based on the last sale price ($1.64/share) on the aforementioned date, on the NYSE — Amex, of the Company’s common stock. Such amounts were expensed upon issuance to compensation expense.

On January 28, 2009, the Company authorized the issuance of 250,000 and 122,500 unregistered shares, respectively, to the officers and key employees of the Company pursuant to the Plan, which shares are subject to forfeiture in the event that such recipient’s service with the Company terminates prior to a specified date. These shares are authorized, but not issued as of September 25, 2009.

Outstanding Equity Awards at Fiscal Year-End

The Company had no outstanding stock options at June 30, 2009. The Company had no unvested stock awards at the end of fiscal 2009.

Option Exercises and Stock Vesting

No stock options were granted to executive officers during fiscal 2009 and thus any reference to options has been omitted.

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

Non-Employee Director Compensation for Fiscal 2009

	Fees Earned
	or Paid in	Stock
Name	Cash (1)	Awards (2)	Total

Gene C. Howard	$8,000	$139,400	$147,400

Herbert A. Bayer	$8,000	$123,000	$131,000

Bob L. Clements	$8,000	$123,000	$131,000

Phyllis K. Harding	$2,000	$—	$2,000

William L. Bruggeman, Jr.	$2,000	$—	$2,000

(1)

Represents the amount of cash compensation earned in fiscal 2009 for Board and Committee service. Each non-employee director was paid a stipend of $1,000 for each Board of Directors or Committee meeting attended (whether in person or via teleconference) beginning with the January 7, 2009 Board meeting, with various meetings occurring on the same date being provided one stipend.

(2)

Each non-employee director as of January 2009 received: 40,000 shares of common stock for service on the Board of Directors; 20,000 shares of common stock for service on the Audit Committee; and, 15,000 shares of common stock for service on the Compensation Committee. Mr. Howard received an additional 10,000 shares of common stock for serving as the financial expert and Chairman of the Audit Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of the Company’s common stock beneficially owned, as of September 1, 2009 by (i) each person known to the Company to beneficially own more than 5% of the common stock of the Company (the only class of voting securities now outstanding), (ii) each Director and Named Executive Officer, and (iii)   all directors and executive officers as a group. Unless otherwise indicated, we consider all shares of common stock that can be issued under convertible securities or warrants currently or within 60 days of September 1, 2009 to be outstanding for the purpose of computing the percentage ownership of the person holding those securities, but do not consider those securities to be outstanding for computing the percentage ownership of any other person. Each owner’s percentage is calculated by dividing the number of shares beneficially held by that owner by the sum of 62,570,564 and the number of shares that owner has the right to acquire within 60 days.

			Approximate
	Number		Percent of
Name and Address	of Shares		Class (1)
5% Stockholders

Wells Fargo Energy Capital, Inc.
1000 Louisiana 9th Floor, Houston, TX 77002	7,500,000	(2)	10.7%

Steven S. Bruggeman
5609 St. Albans Circle, Shoreview, MN 55126	4,195,705	(3)	6.6%

George Karfunkel
9870 Plano Road, Dallas, TX 75238	3,375,000		5.4%

Named Executive Officers and Directors

Calvin A. Wallen, III
9870 Plano Road, Dallas, TX 75238	10,660,574	(4)	17.0%

William L. Bruggeman, Jr.
20 Anemone Circle, North Oaks, MN 55127	18,109,535	(5)	28.7%

Bob L. Clements
9870 Plano Road, Dallas, TX 75238	892,527	(6)	1.4%

Gene C. Howard
2402 East 29th St., Tulsa, OK 74114	715,180	(7)	1.1%

Jon S. Ross
9870 Plano Road, Dallas, TX 75238	433,000	(8)	*

Herbert A. Bayer
9870 Plano Road, Dallas, TX 75238	425,287	(9)	*

Phyllis K. Harding
1681 94th Lane N.E., Minneapolis, MN 55449	816,463		1.3%

Larry G. Badgley
9870 Plano Road, Dallas, TX 75238	—		*

All officers and directors as a group (8 persons)	32,052,566		50.7%

* Denotes less than one percent

(1)	Based on a total of 62,570,564 shares of Common Stock issued and outstanding on September 1, 2009.
(2)	Includes warrants to purchase 2,500,000 shares and a promissory note convertible into 5,000,000 shares owned by Wells Fargo Energy Capital.
(3)

Includes 901,955 shares held jointly by Steven S. Bruggeman and Jacqueline Bruggeman as joint tenants with rights of survivorship; 65,250 shares held by Mr. Bruggeman’s spouse, of which Mr. Bruggeman disclaims beneficial ownership and, 2,228,500 shares and warrants to purchase 1,000,000 shares individually held by Steven S. Bruggeman.

(4)

Includes 614,862 shares and warrants to purchase 50,000 shares held by Tauren Exploration, Inc., an entity controlled by Mr. Wallen; 500,000 shares held by spouse; and, 430,000 shares held by minor children.

(5)

Includes 4138 shares conveyed to Diversified Dynamics from Mr. Wallen as part of an interest payment. 2,034,000 shares and warrants to purchase 600,000 shares held by Diversified Dynamics Corporation, a company controlled by Mr. Bruggeman; 304,000 shares owned by Mr. Bruggeman: 120,000 shares owned by Consumer Products Corp., in which Mr. Bruggeman’s spouse, Ruth, is a joint owner; and, 15,047,397 shares owned by Mr. and Mrs. Bruggeman, as joint tenants with rights of survivorship.

(6)	Includes 109,527 shares held with spouse as joint tenants with rights of survivorship; and, warrants to purchase 50,000 shares.
(7)	Includes 322,245 shares are held by Mr. Howard’s spouse, Belva, of which Mr. Howard disclaims beneficial ownership.
(8)	Includes 6,000 shares held by minor children.
(9)	Includes 390,287 shares held with spouse as joint tenants with rights of survivorship.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On May 6, 2008, the Company issued a subordinated promissory note in the amount of $2,000,000 to Diversified Dynamics Corporation, an entity controlled by William L. Bruggeman, Jr. who, at the time of such transaction, was the beneficial owner of approximately 28.9% of the common stock of the Company. The Subordinated Note bears interest at a fluctuating rate equal to the sum of the prime rate plus two percent (2%) per annum, and matures on April 30, 2010. The Company is paying interest on the note on a monthly basis.

In addition, all but eight wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), an entity wholly-owned by the Company’s President, Chief Executive Officer and Chairman of the Board, Calvin A. Wallen III.  In consideration for Fossil serving as operator and to satisfy the Company’s working interest obligations related to drilling costs and lease operating expenses, Cubic paid to Fossil an aggregate of $4,244,397, $14,288,122 and $4,120,012 during fiscal 2009, 2008 and 2007, respectively; and Fossil paid Cubic an aggregate of $151,680, $310,407 and $384,659 during fiscal 2009, 2008 and 2007, respectively for oil and gas sales. As of June 30, 2009, 2008 and 2007, the Company owed Fossil $815,239, $862,895 and $1,659,786, respectively, for drilling costs and lease operating expenses, and was owed by Fossil $271,615, $450,669 and $28,446, respectively, for oil and gas sales.  The Company and Fossil have operating agreements with respect to all wells for which Fossil serves as operator.

It is the Company’s policy that any transactions between us and related parties will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of our Board of Directors.

Director Independence

Messrs. Howard, Clements, Bayer and Bruggeman and Ms. Harding meet the independence standards for independent directors under the rules of the SEC and the rules of the NYSE Amex, LLC. Messrs. Howard, Clements and Bayer also meet the independence standards for independent directors applicable to serving on the Audit Committee, under the rules of the SEC and the rules of the NYSE Amex, LLC.

Item 14. Principal Accountant Fees and Services.

	July 1, 2008 -	July 1, 2007 -
	June 30, 2009	June 30, 2008
Audit fees	$35,500	$27,000
Audit-related fees	12,300	10,100
Tax fees	5,000	4,180
All other fees	2,280	3,400
Total	$55,080	$44,680

Audit Fees

Aggregate audit fees billed for professional services rendered by Philip Vogel & Co., PC were $35,500 for the year ended June 30, 2009 and $27,000 for the year ended June 30, 2008. Such fees were primarily for professional services rendered for the audits of our consolidated financial statements during the fiscal years ended June 30, 2009 and 2008.

Audit-Related Fees

Aggregate audit-related fees billed for professional services rendered by Philip Vogel & Co., PC were $12,300 for the year ended June 30, 2009 and $10,100 for the year ended June 30, 2008. Such fees were for limited reviews of our unaudited condensed consolidated interim financial statements.

Tax Fees

Aggregate income tax compliance and related services fees billed for professional services rendered by Philip Vogel & Co., PC were $5,000 for the year ended June 30, 2009 and $4,180 for the year ended June 30, 2008.

All Other Fees

In addition to the fees described above, aggregate fees of: $2,280 were billed by Philip Vogel & Co., PC during the year ended June 30, 2009, primarily for review of our Form S-3 registration statements and related amendments, attendance at our annual shareholders’ meeting; and $3,400 were billed by Philip Vogel & Co., PC during the year ended June 30, 2008, primarily for review of our Form SB-2 registration statements and related amendments, and attendance at our annual shareholders’ meeting, and for research regarding our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Audit Committee Pre-Approval Policies and Procedures

In accordance with Company policy, any additional audit or non-audit services must be approved in advance. All of the foregoing professional services provided by Philip Vogel & Co., PC during the years ended June 30, 2009 and June 30, 2008 were pre-approved in accordance with the policies of our Audit Committee.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2009.

CUBIC ENERGY, INC.

By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III
President and Chief
Executive Officer

By:	/s/ Larry G. Badgley
Larry G. Badgley
Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Calvin A. Wallen, III	Chairman, President and Chief Executive	September 28, 2009
Calvin A. Wallen, III	Officer (principal executive officer)

/s/ Larry G. Badgley	Chief Financial Officer	September 28, 2009
Larry G. Badgley	(principal financial and accounting officer)

/s/ Jon S. Ross	Secretary and Director	September 28, 2009
Jon S. Ross

/s/ Gene C. Howard	Director	September 28, 2009
Gene C. Howard

/s/ Herbert A. Bayer	Director	September 28, 2009
Herbert A. Bayer

/s/ Robert L. Clements	Director	September 28, 2009
Robert L. Clements

/s/ Phyllis K. Harding	Director	September 28, 2009
Phyllis K. Harding

/s/ William L. Bruggeman, Jr.	Director	September 28, 2009
William L. Bruggeman, Jr.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” on page F-1.

(a) (3) Exhibits

See the Exhibit Index immediately preceding the Exhibits filed with this report.

CUBIC ENERGY, INC.

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2009

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Cubic Energy, Inc.,

We have audited the balance sheets of Cubic Energy, Inc., a Texas corporation, as of June 30, 2009 and 2008, and the related statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cubic Energy, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company has experienced recurring net losses from operations and has uncertainty regarding its ability to meet its loan obligations.  These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

September 25, 2009

CUBIC ENERGY, INC.

BALANCE SHEETS

 JUNE 30, 2009 AND 2008

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$71,050	$2,144,002
Accounts receivable - trade	200,950	165,910
Prepaid drilling costs	—	33,399
Other prepaid expenses	55,063	65,344
Total current assets	327,063	2,408,655

Property and equipment (at cost):
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	15,725,709	27,751,133
Unproved properties	890,715	3,254,901
Office and other equipment	28,420	14,672
Oil and gas properties, and equipment, at cost	16,644,844	31,020,706
Less accumulated depreciation, depletion and amortization	4,934,973	4,163,112
Oil and gas properties, and equipment, net	11,709,871	26,857,594

Other assets:
Deferred loan costs - net	89,700	224,434
Total other assets	89,700	224,434
	$12,126,634	$29,490,683
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long term debt	$26,657,390	$—
Accounts payable and accrued expenses	299,381	250,630
Due to affiliates	1,192,828	411,284
Total current liabilities	28,149,599	661,914
Long-term liabilities:
Long-term debt, net of discounts	—	22,970,570
Total long-term liabilities	—	22,970,570
Commitments and contingencies (Note H and M)	—	—
Shareholders’ equity:
Preferred stock - $.01 par value, authorized 10,000,000 shares, issued none	—	—
Common stock - $.05 par value, authorized 100,000,000 shares, issued 62,570,564 in 2009 and 58,853,064 shares in 2008	3,128,529	2,942,654
Additional paid-in capital	30,062,167	27,366,690
Retained earnings’ (deficit)	(49,213,661)	(24,451,145)
Total shareholders’ equity	(16,022,965)	5,858,199
Total liabilities and shareholders’ equity	$12,126,634	$29,490,683

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2009, 2008, AND 2007

	2009	2008	2007
Revenues:
Oil and gas sales	$1,858,139	$2,302,310	$583,416
Total revenues	$1,858,139	$2,302,310	$583,416

Operating costs and expenses:
Oil and gas production, operating and development costs	1,372,041	1,162,489	481,145
General and administrative expenses	1,940,025	2,488,133	1,325,192
Depreciation, depletion and non-loan-related amortization	771,861	2,152,096	362,434
Impairment loss on oil and gas properties	20,390,819	—	1,790,882
Total operating costs and expenses	24,474,746	5,802,718	3,959,653
Operating income (loss)	(22,616,607)	(3,500,408)	(3,376,237)

Non-operating income (expense):
Other income	33,544	45,697	38,037
Interest expense, including amortization of loan discount	(2,044,718)	(1,579,452)	(1,278,721)
Amortization of loan costs	(134,735)	(94,290)	(100,966)
Total non-operating income (expense)	(2,145,909)	(1,628,045)	(1,341,650)
Loss on debt extinguishment	—	—	(1,082,887)
Loss before income taxes	(24,762,516)	(5,128,453)	(5,800,774)
Provision for income taxes	—	—	—
Net loss	$(24,762,516)	$(5,128,453)	$(5,800,774)
Net loss per common share - basic and diluted	$(0.40)	$(0.09)	$(0.12)
Weighted average common shares outstanding	61,150,400	56,974,407	50,338,450

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2009, 2008, AND 2007

	Common Stock		Additional		Total
	Shares	Par	paid-in	Accumulated	stockholders’
	outstanding	value	capital	deficit	equity
Balance at June 30, 2006	42,450,768	$2,122,540	$17,452,784	$(13,521,918)	$6,053,406
Stock issued under compensation plan	542,000	27,100	406,500	—	433,600
Stock issued for working capital	10,880,000	544,000	5,496,000	—	6,040,000
Stock issued for placement fee	150,000	7,500	(7,500)	—	—
Stock issued for warrant exercises	1,818,128	90,906	726,594	—	817,500
Debt proceeds allocated to warrants	—	—	1,251,051	—	1,251,051
Net loss, year ended June 30, 2007	—	—	—	(5,800,774)	(5,800,774)
Balance at June 30, 2007	55,840,896	$2,792,046	$25,325,429	$(19,322,692)	$8,794,783
Stock issued under compensation plan	697,500	34,875	1,046,700	—	1,081,575
Stock issued for warrant exercises	2,314,665	115,733	994,561	—	1,110,294
Other	3	—	—	—	—
Net loss, year ended June 30, 2008	—	—	—	(5,128,453)	(5,128,453)
Balance at June 30, 2008	58,853,064	$2,942,654	$27,366,690	$(24,451,145)	$5,858,199
Stock issued under compensation plan	235,000	11,750	373,650	—	385,400
Stock issued for warrant exercise	3,482,500	174,125	2,321,827	—	2,495,952
Net loss, year ended June 30, 2009	—	—	—	(24,762,516)	(24,762,516)
Balance, June 30, 2009	62,570,564	$3,128,529	$30,062,167	$(49,213,661)	$(16,022,965)

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2009, 2008, AND 2007

	2009	2008	2007
Cash flows from operating activities:
Net (loss)	$(24,762,516)	$(5,128,453)	$(5,800,774)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	1,421,216	2,762,417	545,261
Impairment loss	20,390,819	—	1,790,882
Stock issued for interest	—	—	—
Stock issued for compensation	385,400	1,255,437	489,900
Write-off deferred loan costs	—	—	318,999
Write-off note payable discount	—	—	1,145,359
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	(35,040)	52,964	(177,194)
(Increase) decrease in other prepaid expenses	10,280	(7,974)	(44,432)
Increase (decrease) in accounts payable and accrued liabilities	48,751	198,966	(113,964)
Increase (decrease) in due to affiliates	388,903	(367,186)	43,895
Net cash (used) by operating activities	(2,152,187)	(1,233,829)	(1,802,068)

Cash flows from investing activities:
Acquisition and development of oil and gas properties	(6,001,210)	(15,341,903)	(4,060,398)
Increase (decrease) in capital portion of due to affiliates	392,642	(856,585)	43,895
Purchase of office equipment	(13,748)	(1,786)	(5,010)
(Increase) decrease in advances on development costs	33,399	687,737	(456,913)
(Increase) decrease in cash restricted by debt	—	—	401,723
(Increase) decrease in other assets	—	—	25,000
Net cash (used) by investing activities	(5,588,917)	(15,512,537)	(4,051,703)

Cash flows from financing activities:
Issuance of common stock, net	2,495,952	1,110,295	6,857,500
Proceeds from credit facility	3,172,200	12,827,800	—
Issuance of subordinated debt	—	2,000,000	—
Issuance of convertible debt and warrants	—	—	9,000,000
Repayment of debt	—	—	(5,500,000)
Payment of note payable to affiliate	—	—	(1,300,000)
Loan costs incurred and other	—	(170,000)	(240,613)
Repayment of advances	—	—	(100,000)
Net cash provided by financing activities	5,668,152	15,768,095	8,716,887
Net increase (decrease) in cash and cash equivalents	$(2,072,952)	$(978,271)	$2,863,116

Cash and cash equivalents:
Beginning of year	2,144,002	3,122,273	259,157
End of year	$71,050	$2,144,002	$3,122,273

Other information:
Cash interest paid on debt	$1,560,759	$1,394,009	$815,286

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note A - Background and general:

Cubic Energy, Inc. (the “Company”) is engaged in domestic crude oil, natural gas and natural gas liquids exploration, development and production, with primary emphasis on the production of oil and gas reserves through the acquisition and development of proved, producing oil and gas properties in the states of Texas and Louisiana.

Note B - Significant accounting policies:

Cash equivalents

For purposes of the statements of cash flows, the Company considers all certificates of deposit and other financial instruments with original maturity dates of three months or less to be cash equivalents.

Office and other equipment

Office and other equipment are stated at cost and depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Depreciation and amortization of office and other equipment amounted to $5,193, $2,526 and $1,524 for the years ended June 30, 2009, 2008 and 2007, respectively.

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

In addition, the capitalized costs are subject to a “full cost ceiling test,” which generally limits such costs to the aggregate of the “estimated present value” (discounted at a 10 percent (10%) interest rate) of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Accordingly, an impairment of oil and gas properties charge of $20,390,819 was recorded in fiscal 2009, no impairment charge was recorded for 2008 and $1,790,882 was recorded for fiscal 2007.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Depletion of producing oil and gas properties amounted to $766,668, $2,149,570 and $360,910 for the years ended June 30, 2009, 2008 and 2007, respectively.

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

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-08”). Under EITF 05-08, the issuance of convertible debt with a beneficial conversion feature results in a temporary difference for purposes of applying FAS No. 109, Accounting for Income Taxes. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments, require that the non-detachable conversion feature of a convertible debt security be accounted for separately if it is a beneficial conversion feature. A beneficial conversion feature is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Internal Revenue Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. The adoption of EITF 05-08 has had no impact on the Company’s financial statements because none of the conversion features embedded in the Company’s notes payable is considered beneficial.

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Oil and gas revenues

The Company recognizes oil and gas revenues when oil and gas production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. As a result of the numerous requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 60 days following the month of production. Therefore, we make accruals for revenues and accounts receivable based on estimates of our share of production. Since the settlement process may take 30 to 60 days following the month of actual production, our financial results include estimates of production and revenues for the related time period. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. Differences between sales and production volumes during the years ended June 30, 2009, 2008 and 2007 were not significant.

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

As discussed in Note D, there were no dilutive securities outstanding during the years ended June 30, 2009, 2008 and 2007. The weighted average number of common and common equivalent shares outstanding was 61,150,400, 56,974,407 and 50,338,450 for the years ended June 30, 2009, 2008 and 2007, respectively.

Concentration of credit risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of trade accounts receivable with a variety of local, national, and international oil and natural gas companies. Such credit risks are considered by management to be limited due to the financial resources of the oil and natural gas companies.

The Company had cash balances of approximately $73,242, at June 30, 2009, in one banking institution; such amount is not in excess of the federally insured amount of $250,000 for each institution. This balance is before considering outstanding items.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that a conditional asset retirement obligation, as used in FAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN No. 47 became effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 has had no impact on the financial statements of the Company.

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

Prior to adopting FAS No. 123R, the Company applied APB No. 25 and related interpretations, which required that compensation expense be recorded on the date of the grant of stock options and warrants only if the current market price of the underlying stock exceeded the exercise price. Alternatively, FAS No. 123R permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. No retroactive or cumulative effect adjustments were required upon the Company’s adoption of FAS No. 123R.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

In December 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS No. 123. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions became effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The other requirements of this standard have been adopted by the Company for periods beginning January 1, 2003.

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

Exit or disposal activities

In July 2002, the FASB issued FAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. FAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, or other exit or disposal activities. FAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. No exit or disposal activities have been entered into by the Company.

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

In June 2005, the FASB issued FSP FAS No. 150-5 (“FAS No. 150-5”), Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. FAS No. 150-5 clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FAS No. 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. FAS No. 150-5 became effective for the first reporting period beginning after June 30, 2006. Although the Company had outstanding warrants as of June 30, 2009, the shares issued upon exercise of the warrants are not redeemable; consequently, adoption of FAS No. 150-5 has not had an impact on the Company’s financial position, results of operations or cash flows.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Guarantee of debt

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN No. 45 clarifies the requirements of FAS No. 5, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee, and requires additional disclosures on existing guarantees even if the likelihood of future liability under the guarantees is deemed remote. The Company has not issued any guarantees and, therefore, the adoption of FIN No. 45 has not had a any impact on the Company’s financial statements.

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

Subsequent Events

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

In February 2007, the FASB issued Statement of FAS No. 159 (“FAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities. FAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is still currently evaluating the effect of this pronouncement on its financial statements.

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

In December 2007, the FASB issued FAS No. 160 (“FAS No. 160), Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which mandates that a non-controlling (minority) interest shall be reported in the consolidated statement of financial position within equity, separately from the parent company’s equity. This statement amends ARB No. 51 and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity. FAS No. 160 also requires consolidated net income to include amounts to both parent and non-controlling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. FAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. We currently do not have any minority interests that would be subject to FAS No. 160, and we do not expect it to be material to our consolidated financial statements for fiscal 2009. Adoption of FAS No. 160 became effective January 1, 2009.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note C — Stockholders’ equity:

The Company’s authorized capital is 100,000,000 shares of $0.05 par value common stock and 10,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock were issued or outstanding at June 30, 2009 and 2008. None of the above-referenced warrants had been exercised and all remained outstanding at June 30, 2009.

Stock and warrants

On December 16, 2005, the Company entered into a Securities Purchase Agreement and issued 2,500,000 common shares at a price of $0.80 per share and issued warrants, with five year expirations, for the purchase of up to 1,000,000 shares of Company common stock at an exercise price of $1.00 per share. The proceeds of the offering were used for exploratory drilling and working capital. 897,500 of the above-referenced warrants had been exercised and 102,500 remained outstanding at June 30, 2009.

On February 6, 2006, Cubic entered into a Credit Agreement with Petro Capital V, L.P. (“Petro Capital”) pursuant to which Petro Capital advanced to the Company $5,500,000. In connection with the funding under the Credit Agreement, the Company issued to Petro Capital and Petro Capital Securities, LLC, warrants, with five-year expirations, for the purchase of up to 1,833,334 and 250,000 shares, respectively, of Company common stock at an exercise price of $1.00 per share. Pursuant to the anti-dilution adjustment provisions applicable to such warrants, the exercise price applicable to all such warrants still outstanding is currently $0.9651 per share. 1,550,000 of the above-referenced warrants issued to Petro Capital had been exercised and 283,334 remained outstanding at June 30, 2009. None of the 250,000 warrants issued to Petro Capital Securities, LLC had been exercised and all remained outstanding at June 30, 2009. The Company allocated the proceeds from the issuance of the senior debt to the warrants and the senior debt based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,203,752 was recorded as an increase in additional paid-in capital.

On July 28, 2006, Cubic entered into and consummated transactions pursuant to Subscription and Registration Rights Agreements (the “July 2006 Subscription Agreements”) with certain investors that are unaffiliated with the Company (the “Investors”). Pursuant to the Subscription Agreements, the Investors paid aggregate consideration of $2,100,000 to the Company for 3,000,000 shares of the Company’s common stock and warrants exercisable, through July 31, 2011, into 1,500,000 shares of common stock at $0.70 per share. Pursuant to the anti-dilution adjustment provisions applicable to such warrants, the exercise price applicable to all such warrants is currently $0.6849 per share. 1,125,000 of the above-referenced warrants had been exercised and 375,000 remain outstanding at June 30, 2009.

On November 10, 2006, in connection with the extension of a promissory note, the Company issued to Tauren warrants, with three-year expirations, for the purchase of up to 50,000 shares of Company common stock at an exercise price of $0.70 per share.

On December 15, 2006, the Company entered into Subscription and Registration Rights Agreements (the “December 2006 Subscription Agreements”) with certain investors. One of the investors, William Bruggeman (and entities affiliated with him) was the beneficial owner, prior to this transaction, of approximately 23.0% of the common stock of the Company. In this transaction, Mr. Bruggeman (and entities affiliated with him) purchased an aggregate of 4,288,000 shares of common stock at a purchase price of $0.50 per share, or an aggregate of $2,144,000. Mr. Bruggeman (and entities affiliated with him) received warrants to purchase 2,144,000 shares of common stock with an exercise price of $0.70 per share. Another investor, Bob Clements, a director of the Company, purchased 100,000 shares of common stock at a purchase price of $0.50 per share, or an aggregate of $50,000. Mr. Clements received warrants to purchase 50,000 shares of common stock with an exercise price of $0.70 per share. Pursuant to the December 2006 Subscription Agreements, the investors paid aggregate consideration of $3,940,000 to the Company for 7,880,000 shares of the Company’s common stock and warrants exercisable into 3,940,000 shares of common stock. The warrants are exercisable through November 30, 2011, at $0.6963 per share. 2,240,000 of the above-referenced warrants have been exercised and 1,700,000 remained outstanding at June 30, 2009.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital (“Wells Fargo”) providing for a revolving credit facility of $20,000,000 and a convertible term loan of $5,000,000 (the “Credit Facility”). In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an exercise price of $.9911 per share. The term loan is also convertible into 5,044,900 shares of Company common stock at a conversion price of $.9911 per share. None of the above-referenced warrants had been exercised and all remained outstanding at June 30, 2008. The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest (see “Note E — Long-term debt”) based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid-in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties.

During the fiscal year ended June 30, 2008, the Company received an aggregate total of $1,110,295 relating to the exercise of 2,730,000 warrants representing 2,314,665 shares of common stock.

Through the following exercises of warrants, we issued an aggregate of 3,482,500 shares of common stock, which were not registered under the Securities Act of 1933, as amended, during fiscal 2009.

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Stock-based compensation

On December 29, 2005, the shareholders of the Company approved the 2005 Stock Option Plan (the “Plan”) and 3,750,000 shares of common stock were reserved, of which 2,643,500 shares had been issued through June 30, 2009.

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

On August 20, 2007, the Company issued 90,000 unregistered shares to the current Chief Financial Officer of the Company pursuant to the Plan, with such grant subject to vesting in quarterly installments over the following four quarters. As of such date, the aggregate market value of the common stock granted was $103,500 based on the then market price on the OTCBB of the Company’s common stock. Such amount is being amortized to compensation expense on a quarterly basis during fiscal years 2008 and 2009. Accordingly, $90,563 was recorded as compensation expense and included in general and administrative expenses for fiscal 2008. The remaining $12,938 was amortized to compensation expense in the first quarter of fiscal 2009, which ends September 30, 2008.

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

On January 28, 2009, the Company authorized the issuance of 250,000 and 122,500 unregistered shares, respectively, to the officers and key employees of the Company pursuant to the Plan, which shares are subject to forfeiture in the event that such recipient’s service with the Company terminates prior to a specified date. These shares are authorized, but not issued as of September 25, 2009.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The following table provides information related to stock-based compensation for the years ended June 30, 2009, 2008 and 2007:

	Fiscal Year Ended June 30,
	2009	2008	2007
Officer and employee restricted stock grants:
Pretax compensation expense	$12,938	$818,287	$368,625
Tax benefit	$—	$—	$—
Restricted stock expense, net of tax	$12,938	$818,287	$368,625

Director restricted stock grants:
Pretax compensation expense	$385,400	$437,150	$121,275
Tax benefit	$—	$—	$—
Director stock grants expense, net of tax	$385,400	$437,150	$121,275

Stock options:
Pretax compensation expense	$—	$—	$—
Tax benefit	$—	$—	$—
Stock option expense, net of tax	$—	$—	$—

Total stock-based compensation:
Pretax compensation expense	$398,338	$1,255,437	$489,900
Tax benefit	$—	$—	$—
Total share based compensation expense, net of tax	$398,338	$1,255,437	$489,900

Note D — Loss per common share:

	2009	2008	2007
Net loss attributable to stockholders	$(24,762,516)	$(5,128,453)	$(5,800,774)
Weighted average number of shares of common stock	61,150,400	56,974,407	50,338,450
Income (loss) per common share	$(0.40)	$(0.09)	$(0.12)

Potential dilutive securities (e.g., stock warrants and convertible debt) have not been considered because the Company reported a net loss and, accordingly, their effects would be anti-dilutive.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note E — Long-term debt:

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest (see below) based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid-in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties. The assignment of a value to the warrants and net profits interest resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense. Amortization for the years ended June 30, 2009, 2008 and 2007 was 514,620, $516,030 and $164,961, respectively. Amortization for the fiscal year ending June 30, 2010 is expected to be approximately $342,610.

Cubic incurred loan costs of $240,613 on the issuance of the debt and warrants. The amount allocable to the debt of $166,590 has been capitalized and is being amortized over the term of the debt. Amortization for the years ended June 30, 2009, 2008 and 2007 was $55,733, $55,886 and $17,865, respectively. Amortization for the fiscal year ending June 30, 2010 is expected to be approximately $37,105. Cubic incurred commitment fees of $170,000 related to subsequent increases in the Credit Facility’s borrowing base; such amount was capitalized in fiscal 2008 and is being amortized over the remaining term of the loan. Amortization for the year ended June 30, 2009 and 2008 was $79,001 and $38,404, respectively. Amortization for the fiscal year ending 2010 is expected to be approximately and $52,595.

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

Issuing the Subordinated Note required the consent of the holder of the Company’s senior indebtedness, Wells Fargo, which consent it granted on May 5, 2008. Subsequently, on May 8, 2008, the Credit Facility with Wells Fargo was amended by the First Amendment to the Credit Agreement (the “First Amendment”). Material provisions of the First Amendment included the following: (i) the Company may not prepay all or any part of the principal balance outstanding on the Term Loan prior to its maturity on March 1, 2010; and (ii) the amount of the Borrowing Base was decreased to $7,500,000, which amount was fully drawn upon, at the end of fiscal 2009.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note F — Related party transactions:

Effective January 1, 2002, the Company entered into an agreement with Tauren Exploration, Inc., an entity controlled by Cubic’s Chairman of the Board, President and CEO (“Tauren”) that provides for the following:

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

On December 1, 1997, as renewed and revised on January 1, 2002, the Company entered into a contract with Tauren to provide the necessary technical, administrative and management expertise needed to conduct its business. Tauren also paid various organization costs and consulting fees on behalf of the Company. The monthly amount charged to the Company was based on actual costs of materials and labor hours of Tauren that were used pursuant to the terms of the agreement. The agreement was terminated effective January 1, 2006, except as to the office sharing provisions, which were extended to June 30, 2007 and since continue on a month to month basis. The Company now has 10 employees and its offices are subleased from Tauren. During fiscal 2008, the Company’s only expense under the office sharing arrangement was the rent sublease. Charges to the Company under the contracts and subsequent arrangements were $26,748, $26,748 and $29,285 for the years ended June 30, 2009, 2008 and 2007, respectively.

Tauren owns a working interest in the wells in which the Company owns a working interest. As of June 30, 2009, the Company owes $649,205 to Tauren for miscellaneous general and administrative expenses and lease operating expenses paid by Tauren on the Company; as of June 30, 2008, the Company owed Tauren $942 for miscellaneous general and administrative expenses paid by Tauren on the Company’s behalf; and, as of June 30, 2007, the Company owed Tauren $3,715, for miscellaneous general and administrative expenses paid by the Company on Tauren’s behalf.

In addition, all but three wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin A. Wallen III. As of June 30, 2009, 2008 and 2007, the Company owed Fossil $815,239, $862,895, and $1,659,786, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $271,615, $450,669, and $28,446, respectively, for oil and gas sales.

On February 6, 2006, the Company entered into a Purchase Agreement with Tauren with respect to the purchase by the Company of certain Cotton Valley leasehold interests (approximately 11,000 gross acres; 5,000 net acres) held by Tauren. Pursuant to the Purchase Agreement, the Company acquired from Tauren a 35% working interest in approximately 2,400 acres and a 49% working interest in approximately 8,500 acres located in DeSoto and Caddo Parishes, Louisiana, along with an associated Area of Mutual Interest (“AMI”) and the right

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

to acquire at “cost” (as defined in the Purchase Agreement) a seventy percent (70%) working interest in all additional mineral leases obtained by Tauren in the AMI, in exchange for (a) $3,500,000 in cash, (b) 2,500,000 unregistered shares of Company common stock, (c) an unsecured 12.5% promissory note in the amount of $1,300,000, which note was convertible into Company common stock at a conversion price of $0.80 per share (the “Tauren Note”), and (d) a drilling credit of $2,100,000. Total interest paid to Tauren under terms of the Tauren Note was$0 in fiscal 2009, $0 in fiscal 2008 and $96,610 in fiscal 2007.

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

On February 2, 2007, the Tauren Note was retired pursuant to a provision in the note that required payment from the proceeds of an equity offering. The equity offering that occurred in December 2006 (see “Note C — Stockholders’ Equity”) was sufficient to facilitate such repayment.

On May 6, 2008, the Company issued a subordinated promissory note in the amount of $2,000,000 to Diversified Dynamics Corporation, an entity controlled by William Bruggeman who, at the time of such transaction, was the beneficial owner of approximately 28.9% of the common stock of the Company. See “May 2008 subordinated debt issue” in “Note E — Long-term debt” elsewhere herein.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note G — Income taxes:

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2009, 2008 and 2007, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

The components of the net deferred federal income tax assets (liabilities) at June 30 were as follows:

	2009	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$10,579,700	$7,914,000	$4,013,000
Depletion basis of assets and related accounts	2,309,800	311,000	93,300
	$12,889,500	$8,225,000	$4,106,300
Deferred tax liabilities:
Depletion basis of assets and related accounts	$(1,200)	$—	$(1,500)
	$(1,200)	$—	$(1,500)
Net deferred tax (liabilities) assets before valuation allowance	$12,888,300	$8,225,000	$4,104,800
Valuation allowance	(12,888,300)	(8,225,000)	(4,104,800)
Net deferred tax (liabilities) assets	$—	$—	$—

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended June 30, 2009, 2008 and 2007:

	2009	2008	2007
Tax (benefit) calculated at statutory rate	$(6,191,000)	$(1,282,000)	$(1,450,000)
Losses not providing tax benefits	6,191,000	1,282,000	1,450,000
Current federal income tax provision (benefit)	$—	$—	$—
Change in valuation allowance	$(4,663,300)	$(4,120,200)	$(2,156,800)

As of June 30, 2009, the Company had net operating loss carryforwards of approximately $42,317,519, which are available to reduce future taxable income. These carryforwards expire as follows:

Net operating
Year	losses
2011	431,100
2012	205,100
2013	639,800
2019	845,600
2020	297,100
2021	172,100
2022	15,400
2023	571,900
2024	37,000
2025	1,321,800
2026	5,095,600
2027	6,413,700
2028	15,604,535
2029	10,666,784
$42,317,519

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note H — Commitments and contingencies:

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note I - Cost of oil and gas properties:

Costs incurred

Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Property acquisitions	$72,385	$394,675	$481,229

Exploration	5,928,825	14,030,615	2,759,794

Development	—	916,613	966,879
	$6,001,210	$15,341,903	$4,207,902

Capitalized costs

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at June 30, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Proved properties	$37,907,410	$29,542,015	$10,627,672
Unproved properties	890,715	3,254,901	6,827,341
	38,798,125	32,796,916	17,455,013
Less: accumulated depreciation, depletion and amortization of oil and gas properties	4,923,318	4,156,650	2,007,080
Total properties	33,874,807	28,640,266	15,447,933
Less: accumulated impairment of oil and gas properties due to full cost ceiling test	22,181,701	1,790,882	1,790,882
Net properties	$11,693,106	$26,849,384	$13,657,051

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Results of operations

The results of operations from oil and gas producing activities for the years ended June 30, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Revenues:
Revenues	$1,858,139	$2,302,310	$583,416
Preferred return	—	—	—
	1,858,139	2,302,310	583,416
Expenses (excluding G&A and interest expense):
Production, operating and development costs	1,372,041	1,162,489	481,145
Depreciation, depletion and amortization	766,669	2,149,570	360,910
Impairment loss on oil and gas properties	20,390,819	—	—
	22,529,529	3,312,059	842,055
Results before income taxes	(20,671,389)	(1,009,749)	(258,639)
Provision for income taxes	—	—	—
Results of operations (excluding corporate overhead and interest expense)	$(20,671,389)	$(1,009,749)	$(258,639)

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 2009, 2008 and 2007 together with the changes therein:

	Natural Gas (Mcf)
	2009	2008	2007
Proved developed and undeveloped reserves:
Beginning of year	6,089,729	4,242,051	2,796,900
Revisions of previous estimates	5,233,858	(1,969,397)	(1,188,985)
Purchases of reserves in place	—	—	—
Extensions and discoveries	9,275,556	4,045,294	2,704,548
Less: Production	(279,516)	(228,219)	(70,412)
Disposals of reserves in place	—	—	—
End of year	20,319,627	6,089,729	4,242,051

	Oil, condensate and natural gas liquids (Bbls)
	2009	2008	2007
Proved developed and undeveloped reserves:
Beginning of year	88,948	12,830	8,863
Revisions of previous estimates	(8,917)	(1,002)	(2,437)
Purchases of reserves in place	—	—	—
Extensions and discoveries	49,711	79,861	7,371
Less: Production	(3,533)	(2,741)	(967)
Disposals of reserves in place	—	—	—
End of year	126,209	88,948	12,830

The majority of the Company’s Louisiana acreage lies atop the center of what is known in our industry as the “Haynesville Shale Play” (which we refer to as the “Bossier/Haynesville shale” elsewhere herein), one of the most prolific field discoveries in the United States. The discovery of the existence of the Bossier/Haynesville shale formations in the Company’s acreage in fiscal 2008 mandated a redirection in capital away from a strategy of maximizing the development of the Cotton Valley and other shallow formations in our Bethany Longstreet and Johnson Branch fields, and to the strategy of acquiring and retaining as much Bossier/Haynesville shale acreage as possible.  This necessitated more cost efficient completion techniques on wells drilled and did and does impair our production.  It is in the Company’s future development plans to re-complete many of our producing wells at a later date, as Cotton Valley wells completed in late fiscal 2008 and early fiscal 2009 with more extensive completion techniques showed and still show much greater levels of production.

Fiscal 2009 was a period of limited field activity by the Company.  Deteriorating economic conditions, the harsh debt and equity environment, stubbornly high field operation costs, and collapse in the pricing of natural gas as a commodity forced the Company to conserve cash.  Field activity was limited as to what was necessary to preserve the asset base of the Company.  Production volumes from Company wells decreased and only four new wells were brought online in fiscal 2009.  The goal of the Company evolved into positioning itself in the best way possible to take advantage of the time when natural gas pricing and general economic conditions became more favorable.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The “Revisions of previous estimates” amount of 5,233,858 Mcf in fiscal 2009

The “Extensions and discoveries” amount of 9,275,556 Mcf in fiscal 2009

The “Revisions of previous estimates” amount of 5,233,858 Mcf in fiscal 2009 was primarily a result of more performance information being available for the fiscal 2009 reserve report. Based on updated performance rates and significantly lower natural gas prices, downward revisions of an aggregate of 979,273 Mcf were made to the Proved Developed reserves of the 22 Cotton Valley vertical wells.  Despite depressed natural gas prices, an upward revision of an aggregate of 5,933,615 Mcf was recognized for certain Sections in which the Company maintains a working interest stemming from pre-existing PUD offset locations, resulting from the proximity to a competitor’s productive horizontally-drilled Haynesville Shale wells.

The “Extensions and discoveries” amount of 9,275,556 Mcf in fiscal 2009 was primarily due to new PUD offset locations in which the Company maintains a working interest based upon the proximity to a competitor’s productive horizontally-drilled Haynesville Shale wells. This amount was also due to a much lesser extent as a result of exploratory and developmental, or “step out”, drilling in our Johnson Branch acreage in fiscal 2009. The reserve estimates attributable to these new PUD locations are listed under “Extensions and discoveries.”

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

The following is the estimated standardized measure relating to proved oil and gas reserves at June 30, 2009, 2008 and 2007:

Table 1

	2009	2008	2007
Future cash flows	$80,937,110	$95,132,248	$30,768,518
Future production costs	$(9,382,262)	(11,759,214)	(5,601,924)
Future development costs	$(38,888,060)	(34,598,145)	(11,832,100)
Future severance tax expense	$(5,850,567)	(1,708,116)	(1,713,562)
Future income taxes	$—	—	—
Future net cash flows	$26,816,221	$47,066,773	$11,620,932
Ten percent annual discount for estimated timing of net cash flows	(16,013,831)	(13,956,117)	(4,791,222)
Standardized measure of discounted future net cash flows	$10,802,390	$33,110,656	$6,829,710

The following is an analysis of changes in the estimated standardized measure of proved reserves during the years ended June 30, 2009, 2008 and 2007:

Table 2

	2009	2008	2007
Changes from:
Sale of oil and gas produced	$(486,098)	$(1,139,821)	$(102,271)
Net changes in prices and production costs	$(46,382,115)	13,650,638	1,474,742
Extensions and discoveries	$4,501,970	23,748,732	4,073,195
Revision of previous quantity estimates	$15,167,786	(13,379,733)	(4,559,850)
Accretion of discounts	$3,311,066	682,971	644,739
Net change in income taxes	$—	—	—
Purchases of reserves in place	$—	—	—
Disposals of reserves in place	$—	—	—
Development costs incurred that reduced future development costs	$—	(302,200)	(339,500)
Changes in future development costs	$7,536,184	(1,786,129)	324,717
Changes in timing of production and other	$(5,957,059)	4,806,488	(1,133,447)
Change in standardized measure	$(22,308,266)	$26,280,946	$382,325

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note K — Selected quarterly financial data (unaudited):

Summarized unaudited quarterly financial data for fiscal 2009 and 2008 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal 2009
Revenues	$674,971	$491,966	$293,371	$397,831	$1,858,139
Loss before income taxes	$(965,572)	$(9,815,239)	$(9,187,193)	$(4,794,512)	$(24,762,516)
Net loss	$(965,572)	$(9,815,239)	$(9,187,193)	$(4,794,512)	$(24,762,516)
Net loss per common share - basic and diluted (1)	$(0.02)	$(0.16)	$(0.15)	$(0.07)	$(0.40)
Weighted average common shares outstanding	60,286,271	60,335,564	61,430,731	62,570,564	61,150,400

Fiscal 2008
Revenues	$447,988	$375,825	$778,360	$700,137	$2,302,310
Loss before income taxes	$(841,044)	$(946,974)	$(1,084,333)	$(2,256,102)	$(5,128,453)
Net loss	$(841,044)	$(946,974)	$(1,084,333)	$(2,256,102)	$(5,128,453)
Net loss per common share - basic and diluted (1)	$(0.02)	$(0.02)	$(0.02)	$(0.04)	$(0.09)
Weighted average common shares outstanding	55,957,472	56,362,581	57,095,686	58,449,786	56,974,407

(1) The sum of the per share amounts per quarter does not equal the total year amount due to changes in the weighted average number of common shares outstanding in each quarter.

Note L — Subsequent Events

Subsequent events have been evaluated through September 25, 2009, which is the date the financial statements were issued.

On August 18 and August 26, 2009, Cubic Energy, Inc. (the “Company”) entered into Subscription and Registration Rights Agreements (the “Subscription Agreements”) with certain investors (the “Investors”).  Pursuant to the Subscription Agreements, the Company issued 804,000 shares of common stock on August 18, 2009, and 1,300,001 shares of common stock on August 26, 2009, for an aggregate of 2,104,001 shares.

Pursuant to the Subscription Agreements, the Investors paid aggregate consideration of approximately $1,788,400 to the Company for 2,104,001 shares of the Company’s common stock and warrants exercisable into 1,052,000 shares of common stock.  The warrants are exercisable through July 31, 2014, at $0.85 per share.  With respect to certain of such issuances, the Company paid broker-dealer commissions in the aggregate amount of $59,500 to Avalon Securities, Ltd.

The shares and warrants were issued by the Company in reliance upon an exemption from registration set forth in Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note L — Subsequent Events (continued)

The Company has received an extensions of time until November 1, 2009 from Wells Fargo Energy Capital, Inc. (the “Lender”) to comply with the terms of that letter dated June 30, 2009. That June 30, 2009 letter previously informed the Company that the Lender made a borrowing base redetermination and waived any failure of the Company to comply with its obligations under the Credit Agreement as a result of such redetermination until September 1, 2009.

On September 15, 2009, the Company received notice from the NYSE Amex LLC (the “Exchange”) that the Exchange has accepted the Company’s previously submitted plan of compliance and, pursuant to such plan, has granted the Company an extension to regain compliance with the Exchange’s continued listing standards.

As previously disclosed on June 29, 2009, the Company received a letter from the Exchange indicating that the Exchange believes the Company is not in compliance with Section 1003(a)(iv), of the Exchange’s company guide based upon the Company’s financial condition. The Company was afforded the opportunity to submit a plan detailing how it intends to regain compliance with Section 1003(a)(iv) by December 28, 2009 and, on July 27, 2009, submitted such a plan to the Exchange. As a result, the Exchange has granted the Company an extension through December 28, 2009 to strengthen its financial condition and thereby evidence compliance with Section 1003(a)(iv).

The Company will be subject to periodic reviews by the Exchange during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.

Note M — Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $24,762,516 during the year ended June 30, 2009, and as of that date, the Company’s current liabilities exceeded its current assets by $27,822,536 and its total liabilities exceeded its total assets by $16,022,965. Those factors, as well as the uncertain conditions that the Company faces regarding its loan agreements, create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company is developing a plan to reduce its liabilities through, among other alternatives, an expanded credit facility and issuance of additional stock to shareholders. The ability of the Company to continue as a going concern is dependent on acceptance of the plan by the Company’s bank creditors and the plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

10.3

Registration Rights Agreement, dated as of December 12, 2005, among Cubic Energy, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2005).

10.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2005).

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

10.12

Amendment to Purchase Agreement, dated April 3, 2006, by and among Cubic Energy, Inc., Calvin A. Wallen III and Tauren Exploration, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-QSB for the quarter ended March 31, 2006).

10.13

Amendment to Purchase Agreement, dated May 5, 2006, by and among Cubic Energy, Inc., Calvin A. Wallen III and Tauren Exploration, Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-QSB for the quarter ended March 31, 2006).

10.14	Subscription and Registration Rights Agreement with George Karfunkel, dated July 26, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 28, 2006).

10.15	Subscription and Registration Rights Agreement with Yehuda Neuberger and Anne Neuberger JTWROS dated July 26, 2006 (filed as Exhibit 10.2 to the Company’s Form 8-K dated July 28, 2006).

10.16	Warrant issued to George Karfunkel (filed as Exhibit 10.3 to the Company’s Form 8-K dated July 28, 2006).

10.17	Warrant issued to Yehuda Neuberger and Anne Neuberger JTWROS (filed as Exhibit 10.4 to the Company’s Form 8-K dated July 28, 2006).

10.18

Third Amendment to Promissory Note, dated November 10, 2006, by and between, Cubic Energy, Inc. and Tauren Exploration, Inc. (filed as Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2006).

10.19	Warrant issued to Tauren Exploration, Inc. dated November 10, 2006 (filed as Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended September 30, 2006).

10.20	Form of Subscription and Registration Rights Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2006).

10.21	Form of Warrant (filed as Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2006).

10.22	Credit Agreement dated March 5, 2007 by and between Cubic Energy, Inc. and Wells Fargo Capital, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed March 9, 2007).

10.23

Convertible Promissory Note dated as of March 5, 2007 by Cubic Energy, Inc. payable to Wells Fargo Energy Capital, Inc. in the principal amount of $5,000,000 (filed as Exhibit 10.2 to the Company’s Form 8-K filed March 9, 2007).

10.24

Promissory Note dated as of March 5, 2007 by Cubic Energy payable to Wells Fargo Energy Capital, Inc. in the maximum principal amount of $20,000,000 (filed as Exhibit 10.3 to the Company’s Form 8-K on March 9, 2007).

10.25	Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc. dated March 5, 2007, issued to Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.4 to the Company’s Form 8-K on March 9, 2007).

10.26	Registration Rights Agreement dated as of March 5, 2007 by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.5 to the Company’s Form 8-K on March 9, 2007).

10.27	Form of Assignment of Net Profits Interest (filed as Exhibit 10.6 to the Company’s Form 8-K on March 9, 2007).

10.28	Employment Agreement with Calvin A. Wallen, III, dated February 29, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K on March 5, 2008).

10.29	Employment Agreement with Jon S. Ross dated February 29, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K on March 5, 2008).

10.30	Subordinated Promissory Note dated May 6, 2008 (filed as Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended March 31, 2008).

10.31	First Amendment to Credit Agreement with Wells Fargo Energy Capital dated May 8, 2008 (filed as Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended March 31, 2008).

10.32	Form of Subscription and Registration Rights Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed September 1, 2009).

10.33	Form of Warrant (filed as Exhibit 10.2 to the Company’s Form 8-K filed September 1, 2009).

23.1*	Consent of Philip Vogel & Co., PC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Calvin A. Wallen, III

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Larry G. Badgley

32.1*	Section 1350 Certification of Calvin A. Wallen, III

32.2*	Section 1350 Certification of Larry G. Badgley

* Filed herewith.