Form 10-Q
period 2009-09-30
CUBIC ENERGY INC
filed 2009-11-16
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 30, 2009, the registrant had 64,674,565 shares of common stock, $0.05 par value, outstanding.

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

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as well as  other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

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

ii

CUBIC ENERGY, INC.

iii

PART I - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheet as of September 30, 2009, and the related condensed statements of operations, and of cash flows of Cubic Energy, Inc. (Company) for the three-month month periods ended September 30, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.

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

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note F to the interim financial statements, the Company has experienced recurring net losses from operations, has accumulated substantial deficits in working capital and stockholders’ equity, and has uncertainty regarding its ability to meet its loan obligations.  These factors raise substantial doubt about its ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Cubic Energy, Inc. as of June 30, 2009, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 24, 2009, we expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.  In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2009, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC

Certified Public Accountants

Dallas, Texas
November 16, 2009

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

Item 1. Financial Statements

	September 30,
	2009 (unaudited)	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$377,412	$71,050
Accounts receivable - trade	319,410	200,950
Prepaid drilling costs	978,890	—
Current loan costs, net	55,739
Other prepaid expenses	47,777	55,063
Total current assets	1,779,228	327,063
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	15,766,188	15,725,709
Unproven properties	939,596	890,715
Office and other equipment	28,420	28,420
Property and equipment, at cost	16,734,204	16,644,844
Less accumulated depreciation, depletion and amortization	5,167,569	4,934,973
Property and equipment, net	11,566,635	11,709,871
Other assets:
Deferred loan costs, net	—	89,700
Total other assets	—	89,700
	$13,345,863	$12,126,634
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long term debt	$26,787,102	$26,657,390
Accounts payable and accrued expenses	1,001,659	299,381
Due to affiliates	921,520	1,192,828
Total current liabilities	28,710,281	28,149,599
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 10,000,000 shares, issued none	—	—
Common stock - $.05 par value, authorized 100,000,000 shares, issued 64,674,565 shares at September 30, 2009 and 62,570,564 shares at June 30, 2009	3,233,728	3,128,529
Additional paid-in capital	31,745,368	30,062,167
Accumulated deficit	(50,343,514)	(49,213,661)
Stockholders’ equity	(15,364,418)	(16,022,965)
	$13,345,863	$12,126,634

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,
	2009	2008
Revenues:
Oil and gas sales	$359,901	$674,971
Total revenues	$359,901	$674,971
Costs and expenses:
Oil and gas production, operating and development costs	291,337	364,356
General and administrative expenses	444,923	451,299
Depreciation, depletion and non-loan-related amortization	232,597	263,757
Total costs and expenses	968,857	1,079,412
Operating income (loss)	(608,956)	(404,441)
Non-operating income (expense):
Other income	452	18,105
Interest expense, including amortization of loan discount	(487,389)	(545,275)
Amortization of loan costs	(33,960)	(33,961)
Total non-operating income (expense)	(520,897)	(561,131)
Loss from operations before income taxes	(1,129,853)	(965,572)
Provision for income taxes	—	—
Net loss	$(1,129,853)	$(965,572)
Net loss per common share - basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding	63,551,697	60,286,271

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss)	$(1,129,853)	$(965,572)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	396,270	427,431
Stock issued for compensation	—	3,308
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	(118,460)	(41,466)
(Increase) decrease in other prepaid expenses	7,286	19,419
Increase (decrease) in accounts payable and accrued liabilities	702,278	86,233
Increase (decrease) in due to affiliates	121,649	45,990
Net cash provided (used) by operating activities	(20,830)	(424,657)
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(89,361)	(2,960,079)
Increase (decrease) in capital portion of due to affiliates	(392,957)	1,937,533
Purchase of office equipment	—	(13,748)
(Increase) decrease in advances on development costs	(978,890)	33,399
Net cash provided (used) by investing activities	(1,461,208)	(1,002,895)
Cash flows from financing activities:
Proceeds from credit facility	—	3,172,200
Issuance of common stock, net	1,788,400	1,095,952
Net cash provided (used) by financing activities	1,788,400	4,268,152
Net increase (decrease) in cash and cash equivalents	$306,362	$2,840,600
Cash and cash equivalents:
Beginning of period	71,050	2,144,002
End of period	$377,412	$4,984,602
Other information:
Cash interest paid on debt	$474,282	$445,333

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2009

(Unaudited)

Note A — Summary of Significant Account Policies:

Basis of presentation

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the “Company” or “Cubic”), are set forth in the Company’s financial statements that are a part of its Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of September 30, 2009, and for the three-month periods ended September 30, 2009, and 2008, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the periods.

Earnings per share

The Company has adopted the provisions of Financial Accounting Standards Board, Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share”. FASB ASC 260 reporting requirements replace primary and fully-diluted earnings per share (“EPS”) with basic and diluted EPS. Basic EPS is calculated by dividing net income (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Potential dilutive securities (e.g., stock warrants and convertible debt) have not been considered because the Company reported net losses in the three-month periods ended September 30, 2009, and 2008, and, accordingly, their effects would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding was 63,551,697 and 60,286,271 for the quarters ended September 30, 2009 and 2008, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2009

(Unaudited)

Note B — Stockholders’ Equity:

Stock issuance

In connection with the following common stock issuances, the Company entered into Subscription and Registration Rights Agreements (“Subscription Agreements”) with certain investors. Pursuant to the Subscription Agreements, the Company issued an aggregate of 2,104,001 shares of common stock and warrants exercisable into 1,052,000 shares of common stock.

On August 18, 2009, four investors acquired 804,000 shares of common stock and warrants exercisable into 402,000 shares of common stock, through the payment of $683,400. The warrants are exercisable through July 31, 2014, at $0.85 per share.

On August 26, 2009, six investors acquired 1,300,001 shares of common stock and warrants exercisable into 650,000 shares of common stock, through the payment of $1,105,001. The warrants are exercisable through July 31, 2014, at $0.85 per share.

With respect to certain of such issuances, the Company paid broker-dealer commissions in the aggregate amount of $59,500 to Avalon Group, Ltd.

Pursuant to the Subscription Agreements, the investors paid aggregate consideration of approximately $1,788,400, all of which has been or will be used for working capital purposes.  The aforementioned issuances were made in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1993, as amended, which exempts transactions by an issuer not involving a public offering.

Stock grants

On August 20, 2007, the Company issued 90,000 unregistered shares to Scott D. Guffey, a former Chief Financial Officer of the Company, pursuant to Company’s 2005 Stock Option Plan (“the Plan”), with such grant subject to vesting in quarterly installments over the following four quarters. On August 20, 2008, the remaining 33,750 shares of Mr. Guffey’s August 20, 2007 restricted stock grant vested. As of the date of the grant, the aggregate market value of the common stock granted was $103,500 based on the then market price on the OTCBB of the Company’s common stock. Such amount was amortized to compensation expense on a quarterly basis during fiscal years 2008 and 2009. Accordingly, $12,937, $25,875, $25,875, $25,875 and $12,938 was recorded as compensation expense and included in general and administrative expenses for the quarters ended September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, respectively.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2009

(Unaudited)

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

Note C — Long-term debt:

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

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest (see below) based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid-in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties. The assignment of a value to the warrants and net profits interest resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense. Amortization for the quarters ended September 30, 2009 and 2008 was $129,713. Amortization for the fiscal year ended June 30, 2009 was $514,620 and is expected to be approximately $342,610 for fiscal 2010.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2009

(Unaudited)

Cubic incurred loan costs of $240,613 on the issuance of the debt and warrants. The amount allocable to the debt of $166,590 has been capitalized and is being amortized over the term of the debt. Amortization for the quarters ended September 30, 2009 and 2008 was $14,048. Amortization for the fiscal year ended June 30, 2009 was $55,733 and is expected to be approximately $37,105 for fiscal 2010. Cubic also incurred commitment fees of $170,000 related to subsequent increases in the Credit Facility’s borrowing base; such amount was capitalized in fiscal 2008 and is being amortized over the remaining term of the loan. Amortization for the quarters ended September 30, 2009 and 2008 was $19,913 and $0, respectively. Amortization for the fiscal year ended June 30, 2009 was $79,001 and is expected to be approximately $52,595 for fiscal 2010.

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

Note D — Related party transactions:

An affiliated company, Tauren Exploration, Inc. (“Tauren”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin Wallen III, owns a working interest in the wells in which the Company owns a working interest. As of September 30, 2009 and June 30, 2009, the Company owed Tauren $599,141 and $649,205, respectively for miscellaneous capital expenditures and general and administrative expenses paid by Tauren on the Company’s behalf.

In addition, all but three wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin Wallen III. As of September 30, 2009 and June 30, 2009, the Company owed Fossil $641,709 and $815,238, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $319,330 and $271,615, respectively, for oil and gas sales.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2009

(Unaudited)

Note E — Subsequent Events

In May 2009, the FASB ASC 855 Subsequent Events issued new authoritative guidance for subsequent events. Such authoritative guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Adoption of this authoritative position did not have a material impact on the Company’s condensed consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 16, 2009.

Note F — Going Concern

As reported in the Company’s Form 10-K the Company incurred a net loss of $24,762,516 during the year ended June 30, 2009, and as of that date, the Company’s current liabilities exceeded its current assets by $26,931,053 and its total liabilities exceeded its total assets by $15,364,418. Those factors, as well as the uncertain conditions that the Company faces regarding its loan agreements, create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company is developing a plan to reduce its current liabilities through this expanded credit facility and issuance of additional stock to shareholders. The ability of the Company to continue as a going concern is dependent on acceptance of the plan by the Company’s bank creditors and the plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three months ended September 30, 2009 and 2008 should be read in conjunction with our condensed financial statements and the notes thereto included in this Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2009.

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

The Company remains diligent in its pursuit of our strategic plan to restructure our debt and raise additional operating capital, during the second quarter of fiscal 2010. Wells Fargo gave the Company, a third extension until December 1, 2009, to meet its borrowing base requirements under the Credit Facility. For additional discussion see below under “Capital Resources and Liquidity”.

Management continues to believe in the value of its assets and will continue to explore ways that allow the Company to leverage those assets to gain full shareholder value.

Results of Operations

	Three months ended
	September 30,		Change
	2009	2008	Amount	%
Production Volumes:
Oil (Bbl)	201	266	(65)	-24%
Natural gas liquids (gallons)	8,927	19,320	(10,393)	-54%
Natural gas (Mcf)	95,553	64,027	31,526	49%
Total (Mcfe)	98,035	68,381	29,654	43%

Weighted Average Sales Prices:
Oil (per Bbl)	$67.95	$124.69	$(56.74)	-46%
Natural gas liquids (per gallon)	$1.09	$2.04	$(0.95)	-47%
Natural gas (per Mcf)	$3.52	$9.41	$(5.89)	-63%

Selected Expenses per Mcfe:
Production costs	$2.59	$4.73	$(2.14)	-45%
Workover expenses (non-recurring)	$—	$—	$—	—
Severance taxes	$0.22	$0.26	$(0.04)	-16%
Other revenue deductions	$0.16	$0.33	$(0.17)	-52%
Total lease operating expenses	$2.97	$5.33	$(2.36)	-44%
General and administrative expenses	$4.54	$6.60	$(2.06)	-31%
Depreciation, depletion and amortization	$2.37	$3.86	$(1.48)	-38%

Revenues

OIL AND GAS SALES decreased 47% to $359,901 for the quarter ended September 30, 2009 from $674,971 for the quarter ended September 30, 2008 primarily due to lower natural gas prices during the 2009 quarter. The weighted average natural gas price we received in the 2009 quarter was $3.13 per Mcf versus $9.41 per Mcf in the 2008 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) decreased 20% to $291,337 (81% of oil and gas sales) for the 2009 quarter from $364,356 (54% of oil and gas sales) for the 2008 quarter primarily due to lack of cash on hand to do well workover, which resulted in: a $31,953 decrease in the cost of chemicals; a $38,029 decrease in salt water hauling and disposal costs; and a $21,782 decrease in common facility expenses for production.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) decreased 1.4% to $444,923 for the 2009 quarter from $451,299 in the 2008 quarter as a result of: not adding any new employees or salaries and a lack of increase in business activities primarily due to the downturn in the economy.

DEPRECIATION, DEPLETION AND AMORTIZATION (“DD&A”) decreased 12% to $232,597 in the 2009 quarter from $263,757 in the 2008 quarter primarily due in part to our lack of cash on hand needed to bring new wells on line. An excess of capitalized costs over the full costs ceiling test limitation at September 30, 2009, was not charged against earnings because of an increase in oil and gas prices subsequent to quarter end, as prescribed in Rule 4-10(c) (4) of Regulation S-X.

INTEREST EXPENSE decreased 20% to $487,389 in the 2009 quarter from $545,275 in the 2008 quarter primarily due to a decrease in interest rate 5.25% on debt (before discounts) of $27,000,000 at September 30, 2009, which includes $20,000,000 on the revolving line of credit with Wells Fargo, $5,000,000 term loan and the borrowing of $2,000,000 under the terms of the May 6, 2008, subordinated note with Diversified Dynamics. The weighted average debt balance (before discounts) for the 2009 quarter was $27,000,000 as compared to $25,275,978 in the 2008 quarter. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense, with $129,713 being recorded in each of the 2009 and 2008 quarters.

Capital Resources and Liquidity

Working Capital

The Company’s working capital increased to ($26,931,053) at September 30, 2009 from ($27,822,536)  at June 30, 2009, primarily due to cash flows provided by financing activities of $1,788,000 resulting from the sale of common stock and warrants.  These cash inflows were partially offset by the $1,461,208 use of cash from investing activities related to non-operated well expense and the $20,830 use of cash from operating activities related to the payment of past due accounts payable in the quarter ended September 30, 2009.

Cash Flow

Our net (decrease) increase in cash and cash equivalents is summarized as follows:

	Three months ended
	September 30,
	2009	2008
Net cash provided (used) by operating activities	$(20,830)	$(424,657)
Net cash provided (used) by investing activities	(1,461,208)	(1,002,895)
Net cash provided (used) by financing activities	1,788,400	4,268,152
Net increase (decrease) in cash and cash equivalents	$306,362	$2,840,600

Operating Activities — During the quarter ended September 30, 2009, the Company used cash flows from operating activities of $20,830 as compared to $424,657 in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The primary driver of cash used in investing activities is capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the quarter ended September 30, 2009, we had capital spending of $392,957 for non-operated well expense and used net cash of $1,461,208 in investing activities. For the quarter ended September 30, 2008, we had capital spending of $2,960,079 and used net cash of $1,002,895 in investing activities.

Financing Activities — Net cash flows provided by financing activities were $1,788,000 and $4,268,152 in the quarters ended September 30, 2009 and 2008, respectively.

During the 2009 quarter, we received an aggregate of $1,788,000 in proceeds from the issuance of stock and warrants. During the 2008 quarter, we received an aggregate of $1,095,952 in proceeds from the issuance of stock (resulting from the exercise of warrants) and drew $3,172,200 from the Revolving Note of our Credit Facility.

NYSE Amex Compliance/Credit Facility

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

The Company’s limit of $20,000,000 available under the Credit Facility’s Revolving Note (and an aggregate of $25,000,000 under the Credit Facility) has been fully utilized.

On Monday, June 29, 2009, the Company announced it received a letter from Wells Fargo informing the Company that Wells Fargo has made a redetermination of the Borrowing Base under the Credit Facility, which reduced the Borrowing Base from $20.0 million to $7.5 million, requiring a payment of $12.5 million from the Company to Wells Fargo. Through waivers, Wells Fargo has extended the due date for the payment until December 1, 2009, and the Company has the right to pay the deficiency in five monthly installments as provided in the Credit Facility.

The Company is focused on obtaining additional capital, restructuring the Credit Facility and regaining full compliance on the Exchange. Additional capital is intended to support capital expenditures for non-operated working interests, to fund horizontal drilling, to fracture stimulate additional zones of certain Johnson Branch wells and to test the Bossier shale. Obtaining additional capital is an integral part of the Company’s strategic plan to regain full compliance on the Exchange.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended June 30, 2009.

Subsequent Events

On October 29, 2009, the Company received an additional extension of time until December 1, 2009 from Wells Fargo Energy Capital, Inc. to comply with the terms of that letter dated June 30, 2009. That June 30, 2009 letter informed the Company that the Lender made a borrowing base redetermination and waived any failure of the Company to comply with its obligations under the Credit Agreement as a result of such redetermination until September 1, 2009, first extended to October 1, 2009 and extended thereafter to November 1, 2009.

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

Interest Rate Risk

As of September 30, 2009, we had $27,000,000 of long-term debt outstanding under our Credit Facility and the Subordinated Note, each of which matures in fiscal 2010 and bears interest at the prime rate plus 2.0%. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at September 30, 2009, a 100 basis point change in interest rates would change our annual interest expense by approximately $270,000. We had no interest rate derivatives during the first quarter of fiscal 2010.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors applicable to us from those disclosed in our Fiscal 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A description of our stock issuances during the quarter ended September 30, 2009 is included in “Item 1. Notes to Condensed Financial Statements — Note B — Stockholders’ Equity” elsewhere herein and is incorporated herein by reference.

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

CUBIC ENERGY, INC.
(Registrant)

Date: November 16, 2009	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: November 16, 2009	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)