Form 10-Q
period 2009-12-31
CUBIC ENERGY INC
filed 2010-02-16
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2009

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

As of February 15, 2010, the registrant had 65,044,579 shares of common stock, $0.05 par value, outstanding.

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

•                  dependence on third-party operators for the production and completion of wells on our acreage;

•                  the ability to market our natural gas and pipeline capacity through which to sell our natural gas;

i

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

PART I - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheet as of December 31, 2009, and the related condensed statements of operations for the three and six month periods ended December 31, 2009 and 2008, and the cash flows of Cubic Energy, Inc. for the six month periods ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Cubic Energy, Inc. as of June 30, 2009, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 28, 2009, we expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.  In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2009, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC
Certified Public Accountants
Dallas, Texas
February 15, 2010

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

Item 1. Financial Statements

	December 31,
	2009 (unaudited)	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$2,179,901	$71,050
Accounts receivable - trade	755,673	200,950
Other prepaid expenses	23,599	55,063
Total current assets	2,959,173	327,063
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	7,857,618	15,725,709
Unproven properties	855,750	890,715
Office and other equipment	28,420	28,420
Property and equipment, at cost	8,741,788	16,644,844
Less accumulated depreciation, depletion and amortization	5,457,552	4,934,973
Property and equipment, net	3,284,236	11,709,871
Other assets:
Deferred loan costs, net	49,244	89,700
Other - Long term drilling credit	30,958,368	—
Total other assets	31,007,612	89,700
	$37,251,021	$12,126,634

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long term debt	$—	$26,657,390
Accounts payable and accrued expenses	581,594	299,381
Due to affiliates	545,867	1,192,828
Total current liabilities	1,127,461	28,149,599
Long-term liabilities:
Long-term debt, net of discounts	$18,255,788	$—
Total long-term liabilities	$18,255,788	$—
Stockholders’ equity:
Preferred stock - 8% preferred stock, $.01 par value, redeemable at $120, covertible at $1.20 per common share; Authorized 10,000,000 shares none issued; * 103, 500 shares @ $100 per share (*unissued 12/31/09; see Note B)	$1,035	$—
Additional paid-in capital - Preferred stock	10,348,965	—

Common stock - $.05 par value, authorized 100,000,000 shares, issued 64,674,565 + * 10,350,000 (*shares unissued 12/31/09; see Note B) shares at December 31, 2009 and 62,570,564 shares at June 30, 2009	3,751,228	3,128,528
Additional paid-in capital - Common stock and warrants	53,655,572	30,062,168
Accumulated deficit	(49,889,028)	(49,213,661)
Stockholders’ equity	17,867,772	(16,022,965)
	$37,251,021	$12,126,634

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues:
Oil and gas sales	$599,117	$491,966	$959,018	$1,166,937
Total revenues	$599,117	$491,966	$959,018	$1,166,937
Costs and expenses:
Oil and gas production, operating and development costs	354,810	399,743	646,147	764,099
General and administrative expenses	538,489	449,094	983,412	900,393
Depreciation, depletion and non-loan-related amortization	289,983	296,227	522,580	559,984
Impairment loss on oil and gas properties	—	8,599,871	—	8,599,871
Total operating costs and expenses	1,183,282	9,744,935	2,152,139	10,824,347
Operating loss	(584,165)	(9,252,969)	(1,193,121)	(9,657,410)

Non-operating income (expense):
Other income	644	12,290	1,097	30,395
Interest expense, including amortization of loan discount	(680,068)	(540,600)	(1,167,457)	(1,085,875)
Amortization of loan costs	(29,548)	(33,960)	(63,509)	(67,921)
Total non-operating expense	(708,972)	(562,270)	(1,229,869)	(1,123,401)
Gain on debt extinguishment	1,747,623	—	1,747,623	—
Income from operations before income taxes	454,486	(9,815,239)	(675,367)	(10,780,811)
Provision for income taxes (Louisiana state taxes)	—	—	—	—
Net income (loss)	$454,486	$(9,815,239)	$(675,367)	$(10,780,811)
Net income (loss) per common share - basic and diluted	$.01	$(0.16)	$(.01)	$(0.18)
Weighted average common shares outstanding	64,674,565	60,335,564	64,113,131	60,310,917

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net (loss)	$(675,367)	$(10,780,811)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	1,036,760	887,329
Impairment Loss on Oil and Gas properties	—	8,599,871
Gain on debt extinguishment	(1,747,623)	—
Stock issued for compensation
(Increase) decrease in accounts receivable - trade	(554,723)	42,305
(Increase) decrease in other prepaid expenses	31,464	45,551
Increase (decrease) in accounts payable and accrued liabilities	282,213	(38,805)
Increase (decrease) in due to affiliates	103,509	175,727
Net cash provided (used) by operating activities	$(1,523,767)	$(1,068,834)
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(2,349,754)	(4,175,529)
Increase (decrease) in capital portion of due to affiliates	(750,470)	(51,171)
Purchase of office equipment	—	(13,748)
(Increase) decrease in advances on development costs	(5,558)	33,399
Net cash provided (used) by investing activities	$(3,105,782)	$(4,207,049)
Cash flows from financing activities:
Proceeds from credit facility	5,000,000	3,172,200
Issuance of common stock, net	1,788,400	1,095,952
Loan costs incurred and other	(50,000)	—
Net cash provided (used) by financing activities	$6,738,400	$4,268,152
Net increase (decrease) in cash and cash equivalents	$2,108,851	$(1,007,731)
Cash and cash equivalents:
Beginning of period	71,050	2,144,002
End of period	$2,179,901	$1,136,271
Other information:
Cash interest paid on debt	$716,764	$857,111
Non-cash investing and financing activities:
*Common and preferred stock for drilling credits	$20,700,000	$—
Property interest assigned for drilling credits	10,252,810	—
Equity interest issued creating a deferred interest from debt modification	12,077,704	—

* shares pending NYSE Amex approval for issuance

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009

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

The financial information included herein as of December 31, 2009, and for the three and six month periods ended December 31, 2009, and 2008, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Potential dilutive securities (e.g., stock warrants and convertible debt) have been considered, but the dilutive effect of the potential dilutive securities is not believed to be material. The Company did report net income for the three months ended December 31, 2009. The Company reported net losses in the six month period ended December 31, 2009 and in the three and six month periods ended December 31, 2008, and accordingly, their effects would be anti-dilutive.  The weighted average number of common and common equivalent shares outstanding was 64,674,565 and 60,335,634 for the quarters ended December 31, 2009 and 2008, respectively, 64,113,131 and 60,310,917 for the six month periods ended December 31, 2009 and 2008, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009

(Unaudited)

Note B — Stockholders’ Equity:

Stock issuances

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

Pursuant to the Subscription Agreements, the investors paid aggregate consideration of approximately $1,788,400, all of which has been or will be used for working capital purposes.  The aforementioned issuances were made in reliance upon an exemption from registration set forth in Regulation D and / or Section 4(2) of the Securities Act of 1993, as amended, which exempts transactions by an issuer not involving a public offering.

On November 24, 2009, the Company entered into transactions with Tauren Exploration, Inc. (“Tauren”) and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Calvin Wallen III, the Chief Executive Officer of the Company, under which the Company has acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company will use the Drilling Credits to fund $30,952,810 of its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company, which are now operated by a third party.

As consideration for the Drilling Credits, the Company, (a) has conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) has agreed to issue to Langtry 10,350,000 Company common shares and preferred stock in the amount of $10,350,000, convertible into Company common shares at $1.20 per common share, five year conversion term, with such issuance of the common shares and the preferred stock dependent upon the approval of the Company’s additional listing application with the NYSE Amex. The preferred stock will be entitled to cumulative dividends equal to 8% per annum, payable quarterly, which dividends may be paid in cash or in additional shares of preferred stock, in the Company’s discretion. The preferred stock may be redeemed by the Company at any time, at a redemption price equal to 20% over the original issue price.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009

(Unaudited)

The consideration with respect to these transactions was determined pursuant to negotiations between the Company, Tauren and Langtry, and not pursuant to any formula. The foregoing transactions were approved by a special committee of the board of directors of the Company comprised exclusively of the Company’s non-employee directors.

The shares will be issued by the Company in reliance upon an exemption from registration set forth in Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

Stock grants

There were no stock grants made to directors, officers or key employees during the six months ended December 31, 2009 or December 31, 2008.

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

The Company recorded no impairment loss on oil and gas properties for the three or six months ended December 31, 2009 compared to an impairment loss on oil and gas properties in the amount of $8,599,871 for the three and six months ended December 31, 2008 as a result of the full cost ceiling test. The weighted average natural gas price utilized for the December 31, 2008 ceiling impairment evaluation was $5.907 per Mcf.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009

(Unaudited)

Note D — Long-term debt:

March 2007 debt issue

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital, Inc. (“Wells Fargo”) providing for a revolving credit facility of $20,000,000 (the “Revolving Note”) and a convertible term loan of $5,000,000 (the “Term Loan”; and together with the Revolving Note, the “Credit Facility”). The indebtedness bore interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, was originally scheduled to mature on March 1, 2010, and was secured by substantially all of the assets of the Company. Approximately $5,000,000 of the funded amount was used, together with cash on hand, to retire the Company’s previously outstanding senior debt that was due February 6, 2009.

In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an exercise price of $1.00 per share.

The warrants were issued by the Company in reliance upon an exemption from registration set forth in Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and a 3% net profits interest, in the future production of hydrocarbons from or attributable to Cubic’s net interest in its Louisiana properties, which was granted to Wells Fargo, based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid-in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties. The assignment of a value to the warrants and net profits interest resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense.  Amortization for the quarters ended December 31, 2009 and 2008 was $109,974 and $129,713, respectively and was $239,686 and $259,425 for the six month periods ended December 31, 2009 and 2008, respectively.

Cubic incurred loan costs of $240,613 on the issuance of the debt and warrants. The amount allocable to the debt of $166,590 has been capitalized and is being amortized over the term of the debt. Amortization for the fiscal year ended June 30, 2009 was $55,733 and is expected to be approximately $37,105 for fiscal 2010. Amortization for the quarters ended December 31, 2009 and 2008 was $11,910 and $14,048 respectively and was $25,958 and $28,096 for the six month periods ended December 31, 2009 and 2008. Cubic also incurred commitment fees of $170,000 related to subsequent increases in the Credit Facility’s borrowing base; such amount was capitalized in fiscal 2008 and is being amortized over the remaining term of the loan.  Amortization for the quarters ended December 31, 2009 and 2008 was $16,882 and $19,913 respectively and was $36,795 and $39,826 for the six month periods ended December 31, 2009 and 2008.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009

(Unaudited)

On December 18, 2009, the senior debt was modified as set forth below.  In connection with the modification, the Company recorded a gain on extinguishment of debt of $1,748,719.  Such amount includes the write-off of the unamortized deferred loan cost ($26,947), and the write-off of the remaining loan discount ($102,924).

The convertible term loan of $5,000,000 is convertible into 5,000,000 shares of Cubic common stock, at a conversion price of $1.00 per share.

On December 18, 2009, the Company entered into a Second Amendment to Credit Agreement with Wells Fargo, providing for a revolving credit facility of up to $40 million and a convertible term loan of $5 million (the “Amended Credit Agreement”). The borrowing base under the revolving credit facility is initially established at $25 million. The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matures on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Amended Credit Agreement, the Company issued to Wells Fargo additional warrants, expiring on December 1, 2014, for the purchase of up to 5,000,000 shares of Company common stock at an exercise price of $1.00 per share, and extended the expiration date of the warrants to purchase 2,500,000 shares of Company common stock that were previously issued to Wells Fargo to December 1, 2014.

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and the beneficial conversion feature based on their fair market values at the date of issuance. The fair value assigned to the extension of 2.5 million warrants, at modification date of $923,302 and an additional 5 million warrants at $8,031,896, was recorded as an increase in additional paid-in capital. The difference in the fair value of the term loan and the face amount of $1,877,494 was recorded as an extinguishment of debt, offset by the amount of unamortized deferred loan cost and discounts associated with the original debt of $129,871.  The beneficial conversion feature equaled $5,027,494 which was reduced to $3,122,506 based on the limitation to the fair value to debt. The assignment of a value to the warrants and beneficial conversion feature as well as the write-down of the term loan to the fair value resulted in a total loan discount in the amount of $13,955,198 being recorded. The discount is being amortized over the three-year term of the debt as additional interest expense. Amortization was $210,986 for the quarter ended December 31, 2009, and was $210,986 for the six month period ended December 31, 2009.  Amortization for the fiscal years ending June 30, 2010, 2011 and 2012 is expected to be approximately $2,938,730, $5,500,699 and $5,515,769, respectively.

Cubic incurred loan costs of $50,000 on the issuance of the debt and warrants. The amount was capitalized and allocated to the debt and is being amortized over the term of the debt. Amortization was $756 for the quarter ended December 31, 2009 and $756 for the six month period ended December 31, 2009. Amortization for the fiscal years ending June 30, 2010, 2011, and 2012 is expected to be approximately $10,529, $19,708 and $19,762, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009

(Unaudited)

May 2008 subordinated debt issue and refinancing

On May 6, 2008, the Company issued a subordinated promissory note in the amount of $2,000,000 (the “Subordinated Note”) to Diversified Dynamics Corporation (the “Lender”), an entity controlled by William Bruggeman, who beneficially owns more than 5% of the common stock of the Company. The Subordinated Note bore interest at a fluctuating rate equal to the sum of the prime rate plus two percent (2%) per annum, and was scheduled to mature on April 30, 2010. As consideration for the loan made by Lender pursuant to the Subordinated Note, the Company agreed to convey to Lender, upon the repayment in full of the indebtedness evidenced by the Subordinated Note and the repayment in full of the senior indebtedness evidenced by the Credit Facility with Wells Fargo, an undivided 0.375% net profits interest in the future production of hydrocarbons from or attributable to Cubic’s net interest in its Louisiana properties. The proceeds of the Subordinated Note were being used for general corporate and working capital purposes.

Issuing the Subordinated Note required the consent of the holder of the Company’s senior indebtedness, Wells Fargo, which consent it granted on May 5, 2008. Subsequently, on May 8, 2008, the Credit Facility with Wells Fargo was amended by the First Amendment to the Credit Agreement (the “First Amendment”). Material provisions of the First Amendment included the following: (i) the Company may not prepay all or any part of the principal balance outstanding on the Term Loan prior to its maturity on March 1, 2010 without the consent of Wells Fargo; and (ii) the amount of the borrowing base was increased to $20,000,000, which amount was fully drawn upon, subsequent to the end of fiscal 2008, on August 20, 2008.

On December 18, 2009, the Company issued a subordinated promissory note payable to Calvin A. Wallen, III, the Company’s Chairman of the Board and Chief Executive Officer, in the principal amount of $2,000,000 (the “Wallen Note”). This note bears interest at the prime rate plus one percent (1%), with interest payable monthly. This Wallen Note was entered into with the consent of Wells Fargo and the outstanding principal balance is due and payable on August 31, 2012 and is subordinated to the indebtedness under the Amended Credit Agreement. The proceeds of this note were used to repay the Subordinated Note and the net profits interests were conveyed.

Note E — Related party transactions

An affiliated company, Tauren Exploration, Inc. (“Tauren”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin Wallen III, owned working interests in wells in which the Company owns working interests. As of December 31, 2009 and June 30, 2009, the Company owed Tauren $288,870 and $649,205, respectively for miscellaneous capital expenditures and general and administrative expenses paid by Tauren on the Company’s behalf.

In addition, certain wells in which the Company owns a working interest were operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin Wallen III. As of December 31, 2009 and June 30, 2009, the Company owed Fossil $629,069 and $815,238, respectively, and was owed by Fossil $372,073 and $271,615, respectively, for oil and gas sales.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009

(Unaudited)

Note F — Subsequent Events

In May 2009, the FASB issued new authoritative guidance for subsequent events. Such authoritative guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Adoption of this authoritative position did not have a material impact on the Company’s condensed consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was February 15, 2010.

On January 8, 2010, Cubic received notice from the NYSE Amex LLC (the “Exchange”) that the Exchange has granted the Company a further extension of time, through March 31, 2010, to evidence full compliance with the Exchange’s continued listing standards.

As previously disclosed on June 29, 2009 and September 17, 2009, the Exchange previously notified Cubic that it believed the Company was not in compliance with Section 1003(a)(iv) of the Exchange’s Company Guide in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that is appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. The Company thereafter submitted its plan to strengthen its financial condition and evidence compliance with Section 1003(a)(iv) for the Exchange’s review. Based on this plan, Cubic was granted an extension by the Exchange, originally through December 28, 2009.

In granting the extension from December 28, 2009 to March 31, 2010, the Exchange indicated that the Company has made a reasonable demonstration of its ability to regain compliance with Section 1003(a)(iv) by March 31, 2010. In that regard, and as previously disclosed within the last 60 days, the Company entered into certain transactions, pursuant to which the Company acquired $30,952,810 in pre-paid drilling credits applicable towards the development of its Haynesville Shale rights in Northwest Louisiana, and also entered into the Amended Credit Agreement with Wells Fargo, which served to increase the Company’s revolving credit line to $40,000,000 from $20,000,000 and borrowing base to $25,000,000 from $20,000,000 and extended the maturity date to July 1, 2012 from March 7, 2010.

The Company continues to execute the Exchange’s accepted plan that advances the Company towards full compliance, and continues to work in conjunction with the Exchange in this regard.

The Company will continue to be subject to periodic reviews by the Exchange during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the six months ended December 30, 2009 and 2008 should be read in conjunction with our condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2009.

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

Our corporate strategy with respect to our asset acquisition and development efforts was to position the Company in a low risk opportunity while building main stream high yield reserves.  The acquisition of our acreage in DeSoto and Caddo Parishes, Louisiana, puts us in a reservoir rich environment both in the Cotton Valley and Bossier/Haynesville Shale formations, with additional shallow formations to exploit as well. We have had success on our acreage with wells completed in the Cotton Valley and Bossier/Haynesville Shale formations.  The Company also owns an interest in the right-of-ways, infrastructure and pipelines for its Caddo and DeSoto Parish, Louisiana acreage.

We share our Bossier/Haynesville formation acreage with Goodrich Petroleum Corporation, Chesapeake and EXCO Operating Company, LP, and all three companies are third-party operators actively drilling on our shared acreage. As a result of this drilling activity, we expect to see improving production volumes in this next quarter.

Our financial results depend upon our third-party Haynesville Shale operators along with many factors, which are largely driven by the volume of our natural gas production and the price that we receive for that production. Our Cotton Valley production volumes will decline as reserves are depleted unless we obtain and expend capital in successful development and exploration activities or acquire properties with existing production. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success.

As part of the Company’s strategic plan to restructure our debt and raise additional operating capital, during the second quarter of fiscal 2010. Wells Fargo expanded the Company’s credit facility to $45 million from $25 million and extended the maturity date to July 1, 2012 from March 6, 2010. The Company also acquired $30.9 million in drilling credit, dedicated for the future drilling and completion of horizontal Haynesville Shale formation wells. For additional discussion, see below under “Capital Resources and Liquidity”.

Management believes in the value of its assets, being drilled by third-party operators, and will continue to explore strategic ways that allow the Company to leverage those assets to gain full shareholder value.

Capital Resources and Liquidity

Working Capital

The Company’s working capital increased to ($1,831,712) at December 31, 2009 from ($27,822,536) at June 30, 2009. This increase was primarily due the amendment of the Wells Fargo credit facility. The cash used by investing activities of $3,105,782 and operating activities of $1,523,767, consists mainly of costs related to non-operated wells and for daily operations, in the six months ended December 31, 2009. These cash outflows were partially offset by cash flows provided by financing activities of $6,738,400 resulting from $1,788,400 of proceeds from the issuance of common stock (as a result of the exercise of warrants), and the borrowing of $5,000,000 on the aforementioned revolving line of credit with Wells Fargo in the six months ended December 31, 2009.

On November 24, 2009, the Company entered into transactions with Tauren Exploration, Inc. (“Tauren”) and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Calvin Wallen III, the Chief Executive Officer of the Company, under which the Company has acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company will use the Drilling Credits to fund $30,952,810 of its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company which are now operated by a third party.

As consideration for the Drilling Credits, the Company, (a) has conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) has agreed to issue to Langtry 10,350,000 Company common shares and preferred stock in the amount of $10,350,000, convertible into Company common shares at $1.20 per common share, five year conversion term, with such issuance of the common shares and the preferred stock dependent upon the approval of the Company’s additional listing application with the NYSE Amex. The preferred stock will be entitled to cumulative dividends equal to 8% per annum, payable quarterly, which dividends may be paid in cash or in additional shares of preferred stock, in the Company’s discretion. The preferred stock may be redeemed by the Company at any time, at a redemption price equal to 20% over the original issue price.

The consideration with respect to these transactions was determined pursuant to negotiations between the Company, Tauren and Langtry, and not pursuant to any formula. The foregoing transactions were approved by a special committee of the board of directors of the Company comprised exclusively of the Company’s non-employee directors.

The shares will be issued by the Company in reliance upon an exemption from registration set forth in Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

The Company has increased its planned capital expenditures for the remainder of fiscal 2010. The acquisition of the Drilling Credits along with the increased Wells Fargo credit facility, mentioned in Note D, will allow the Company to continue to participate in the horizontal drilling and completion of Haynesville Shale wells on its acreage position. It also provides capital for the following projects in the remainder of fiscal 2010: re-completions and workovers of current wells; the acquisition of additional leaseholds in and around our core acreage position; and final payments that may be outstanding in the acquisition of rights-of-way in certain of our leases. As a result, our projected capital expenditures for fiscal 2010 are expected to be approximately $21,000,000, which is above the minimum amount that we projected in both our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and our Annual Report on Form 10-K for the year ended June 30, 2009.

The Company plans to fund these capital expenditures, among other ways, through cash on hand and cash provided from operations. Additionally, because future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and natural gas, actual production from existing and newly-completed wells, the Company’s success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company’s development and exploration program, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploration activities.

Cash Flow

Our net (decrease) increase in cash and cash equivalents is summarized as follows:

	Six months ended
	December 31,
	2009	2008

Net cash provided (used) by operating activities	$(1,523,767)	$(1,068,834)

Net cash provided (used) by investing activities	(3,105,782)	(4,207,049)

Net cash provided (used) by financing activities	6,738,400	4,268,152

Net increase (decrease) in cash and cash equivalents	$2,108,851	$(1,007,731)

Operating Activities — During the six months ended December 31, 2009, the Company used cash flows from operating activities of ($1,523,767) as compared to ($1,068,834) in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The cash used in investing activities consists of capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the six months ended December 31, 2009, we had capital spending related to the acquisition and development of oil and gas properties of $2,349,754 and used net cash of $3,105,782 in investing activities. In the six months ended December 31, 2008, we had capital spending related to the acquisition and development of oil and gas properties of $4,175,529 and used net cash of $4,207,049 in investing activities.

Financing Activities — Net cash flows provided by financing activities were $6,738,400 and $4,268,152 in the six month periods ended December 31, 2009 and 2008, respectively.

During the 2009 period, we received an aggregate of $1,788,400 in proceeds from the issuance of stock (resulting from the exercise of warrants), and, on December 18, 2009, Cubic drew upon an additional $5,000,000 from Wells Fargo under the revolving line of credit component of our Credit Facility in order to pay past due invoices and working interest expenses on our non-operated acreage. As a result, the Company has borrowed $25,000,000 of the $40,000,000 potentially available under the Credit Facility’s Revolving Note (and an aggregate of $45,000,000 under the Credit Facility). During the 2008 period, we received an aggregate of $1,095,952 in proceeds from the issuance of stock (resulting from the exercise of warrants) and drew upon $3,172,200 from the Revolving Note of our Credit Facility.

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

Results of Operations

For the Three Months ended December31, 2009 and 2008

	Three months ended
	December 31,		Change
	2009	2008	Amount	%
Production Volumes:
Oil (Bbl)	387	524	(137)	-26%
Natural gas liquids (gallons)	13,490	25,967	(12,477)	-48%
Natural gas (Mcf)	141,123	68,913	72,210	105%
Total (Mcfe)	145,373	75,764	69,608	92%

Weighted Average Sales Prices:
Oil (per Bbl)	$73.62	$48.46	$25.16	52%
Natural gas liquids (per gallon)	$1.28	$0.79	$0.49	62%
Natural gas (per Mcf)	$3.92	$6.47	$(2.55)	-39%

Selected Expenses per Mcfe:
Production costs	$2.31	$4.80	$(2.49)	-52%
Workover expenses (non-recurring)	$0.17	$0.14	$0.03	18%
Severance taxes	$(0.12)	$0.17	$(0.29)	-172%
Other revenue deductions	$0.08	$0.31	$(0.22)	-73%
Total lease operating expenses	$2.44	$5.42	$(2.98)	-55%
General and administrative expenses	$3.70	$5.93	$(2.22)	-38%
Depreciation, depletion and amortization	$1.99	$3.91	$(1.92)	-49%

Revenues

OIL AND GAS SALES increased 22% to $599,117for the quarter ended December 31, 2009 from $491,966 for the quarter ended December 31, 2008 primarily due to higher gas volumes resulting from non-operated new wells coming online in the 2009 quarter versus the 2008 quarter. The average natural gas price we received in the 2009 quarter was $3.92 per Mcf versus $6.47 in the 2008 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS decreased 11% to $354,810(59% of oil and gas sales) for 2009 from $399,743(81% of oil and gas sales) for 2008 primarily due to lower natural gas prices and no new wells being brought on-line in Louisiana, which resulted in: a $17,875 decrease in the cost of chemicals; a $59,421 decrease in salt water hauling and disposal costs; and $21,856 in common facility expenses for production from the Company’s Johnson Branch wells. Such decreases were partially offset by a $13,730 increase in costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas.

GENERAL AND ADMINISTRATIVE EXPENSES increased 20% to $538,489 for 2009 from $449,094 in 2008 primarily as a result of increases of $64,089 in consulting fees related to the fairness opinion obtained by the Special Committee of the Board of Directors and a $106,290 increase in legal fees for tax issues related to the acquisition of the Drilling Credits and related matters. These amounts were offset by a $38,100 decrease in contracted professional services related to a decrease in “division order” accounting work during the three months ended December 31, 2009 as compared to the 2008 period.

DEPRECIATION, DEPLETION AND NON-LOAN RELATED AMORTIZATION decreased 3% to $289,983 in 2009 from $296,227 in 2008. The decrease was primarily due to the steep decline curve related to the shale, at December 31, 2009 as compared to December 31, 2008.

GAIN ON DEBT EXTINGUISHMENT was realized in 2009 as a result of the refinancing of the debt with Wells Fargo. The existing loan balance of $1,877,494 was decreased (written off) as a term of the amendment of the Wells Fargo credit facility that was extinguished and offset by debt extinguishment costs of $129,871. This created an overall gain on debt extinguishment of $1,747,623.

INTEREST EXPENSE increased 26% to $680,068 in 2009 from $540,600 in 2008 primarily due to an increase in debt to $32,000,000 at December 31, 2009 from $27,000,000 at December 31, 2008. This year over year increase resulted from the Amended Credit Agreement, which increased the revolving line of credit with Wells Fargo, and the draw of $5,000,000 under the terms of the new agreement. The weighted average debt balance (before discounts) for the 2009 quarter was $27,271,739 as compared to $27,000,000 in the 2008 quarter. The original and amended Credit Facilities with Wells Fargo resulted in loan discounts being recorded. These discounts are being amortized over the three-year terms of the debt as additional interest expense with $320,959 being recorded in the 2009 quarter and was $129,713 for the 2008 quarter.

For the Six Months ended December 31, 2009 and 2008

	Six months ended
	December 31,		Change
	2009	2008	Amount	%
Production Volumes:
Oil (Bbl)	588	789	(201)	-25%
Natural gas liquids (gallons)	22,417	45,287	(22,870)	-50%
Natural gas (Mcf)	236,676	132,940	103,736	78%
Total (Mcfe)	243,407	144,145	99,263	69%

Weighted Average Sales Prices:
Oil (per Bbl)	$71.68	$74.12	$(2.44)	-3%
Natural gas liquids (per gallon)	$1.20	$1.33	$(0.13)	-10%
Natural gas (per Mcf)	$3.76	$7.89	$(4.13)	-52%

Selected Expenses per Mcfe:
Production costs	$2.42	$4.65	$(2.23)	-48%
Workover expenses (non-recurring)	$0.10	$0.11	$(0.01)	-10%
Severance taxes	$0.02	$0.22	$(0.20)	-93%
Other revenue deductions	$0.11	$0.32	$(0.20)	-64%
Total lease operating expenses	$2.65	$5.30	$(2.65)	-50%
General and administrative expenses	$2.65	$5.30	$(2.65)	-50%
Depreciation, depletion and amortization	$2.15	$3.88	$(1.74)	-45%

Revenues

OIL AND GAS SALES decreased 18% to $959,018 for the six months ended December 31, 2009 from $1,166,937 for the six months ended December 31, 2008 primarily due to lower gas prices created by over-supply and a down turn in the economy in the 2009 period versus the 2008 period. The weighted average natural gas price we received in the 2009 period was $3.76per Mcf versus $7.89 in the 2008 period.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS decreased 15% to $646,147 (67% of oil and gas sales) for 2008 from $764,099(66% of oil and gas sales) for 2008 primarily due to lower natural gas prices and no new wells being brought on-line in Louisiana, which resulted in: a $49,105 decrease in the cost of chemicals; a $97,450 decrease in salt water hauling and disposal costs; and $43,638 in common facility expenses for production from the Company’s Johnson Branch wells. There was also a $18,199 decrease in costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas.

GENERAL AND ADMINISTRATIVE EXPENSES increased 9% to $983,412 for 2009 from $900,393 in 2008 primarily as a result of $84,089 in consulting fees incurred in the six months ended on December 31, 2009 related to certain expenses incurred in connection with the acquisition of the Drilling Credits and related matters.

DEPRECIATION, DEPLETION AND AMORTIZATION decreased 7% to $522,580 in 2009 from $559,984 in 2008. The decrease was primarily due to the steep decline curve related to the shale, at December 31, 2009 as compared to December 31, 2008.

GAIN ON DEBT EXTINGUISHMENT was realized in 2009 as a result of the refinancing of the debt with Wells Fargo. The existing loan balance of $1,877,494 was decreased (written off) as a term of the amendment of the Wells Fargo credit facility that was extinguished and offset by debt extinguishment costs of $129,871. This created an overall gain on debt extinguishment of $1,747,623 for the six months ended December 31, 2009.

INTEREST EXPENSE increased 8% to $1,167,457 in 2009 from $1,085,875 in 2008 primarily due to an increase in the weighted average debt balance (before discounts) of $1,133,750 related to an increase in total debt to $32,000,000 at December 31, 2009 from $27,000,000 at December 31, 2008. This year the revolving line of credit with Wells Fargo was amended and increased to $25,000,000 from $20,000,000, the $5,000,000 term note was left in place by Wells Fargo, and both maturity dates were extended to July 1, 2012. The weighted average debt balance (before discounts) for the six months ended December 31, 2008 was $27,271,739 as compared to $26,137,989 in the six months ended December 31, 2008. The original and amended Credit Agreements with Wells Fargo resulted in loan discounts being recorded. These discounts are being amortized over the three-year terms of the debt as additional interest expense with $450,672 being recorded in the six months ended December 31, 2009 and $259,425 for the six months ended December 31, 2008.

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

Interest Rate Risk

As of December 31, 2009, we had $32,000,000 of long-term debt outstanding under our Credit Facility and the Wallen Note, each of which matures in fiscal 2013 and bears interest at the prime rate plus 2.0% and prime plus 1.0%, respectively. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at December 31, 2009, a 100 basis point change in interest rates would change our annual interest expense by approximately $320,000. We had no interest rate derivatives during the second quarter of fiscal 2010.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors applicable to us from those disclosed in our Fiscal 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A description of our stock issuances during the six months ended December 31, 2009 included in “Item 1. Notes to Condensed Financial Statements — Note B — Stockholders’ Equity”, and in “Note F — Subsequent Events” is incorporated herein by reference.

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

CUBIC ENERGY, INC.
(Registrant)

Date: February 16, 2010	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: February 16, 2010	By:	/s/ Larry Badgley
Larry Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)