Form 10-Q
period 2010-03-31
CUBIC ENERGY INC
filed 2010-05-17
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2010

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

As of May 14, 2010, the registrant had 75,394,579 shares of common stock, $0.05 par value, outstanding.

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

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as well as the disclosure contained in this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

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

•      our ability to obtain goods and services, such as drilling rigs and other oilfield equipment, and access to adequate gathering systems to execute our drilling program;

•      general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including that the United States economic slow-down might continue to negatively affect the demand for natural gas and natural gas liquids;

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

PART I - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheet as of March 31, 2010, and the related condensed statements of operations for the three and nine-month periods ended March 31, 2010 and 2009, and the cash flows of Cubic Energy, Inc. for the nine-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC

Certified Public Accountants

Dallas, Texas

May 14, 2010

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

Item 1. Financial Statements

	March 31,
	2010 (unaudited)	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$1,062,859	$71,050
Accounts receivable - trade	884,623	200,950
Other prepaid expenses	35,202	55,063
Total current assets	1,982,684	327,063
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	8,186,561	15,725,709
Unproven properties	2,556,922	890,715
Office and other equipment	28,420	28,420
Property and equipment, at cost	10,771,903	16,644,844
Less accumulated depreciation, depletion and amortization	5,859,718	4,934,973
Property and equipment, net	4,912,185	11,709,871
Other assets:
Deferred loan costs, net	44,384	89,700
Other - Long-term Drilling Credit	29,677,877	—
Total other assets	29,722,261	89,700
	$36,617,130	$12,126,634
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$26,657,390
Accounts payable and accrued expenses	1,045,118	299,381
Due to affiliates	354,516	1,192,828
Total current liabilities	1,399,634	28,149,599
Long-term liabilities:
Long-term debt, net of discounts	17,612,124	—
Note payable to affiliate	2,000,000	—
Total long-term liabilities	19,612,124	—
Stockholders’ equity:
Preferred stock - $.01 par value, total authorized 10,000,000 shares; 165,000 shares of Series A Convertible Preferred Stock authorized; 103,500 outstanding at March 31, 2010; none outstanding at June 30, 2009	$1,035	$—
Additional paid-in-capital	10,348,965	—
Common stock - $.05 par value, authorized 120,000,000 shares, issued 75,394,579 shares at March 31, 2010 and 62,570,564 shares at June 30, 2009	3,769,729	3,128,528
Additional paid-in capital	54,032,986	30,062,168
Accumulated deficit	(52,547,343)	(49,213,661)
Stockholders’ equity	15,605,372	(16,022,965)
	$36,617,130	$12,126,634

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
Oil and gas sales	$898,075	$293,371	$1,857,093	$1,460,308
Total revenues	$898,075	$293,371	$1,857,093	$1,460,308
Costs and expenses:
Oil and gas production, operating and development costs	403,794	285,819	1,049,941	1,049,918
General and administrative expenses	952,694	728,805	1,936,106	1,629,198
Depreciation, depletion and non-loan-related amortization	402,166	211,648	924,746	771,632
Impairment loss on oil and gas properties	—	7,746,908	—	16,346,779
Total operating costs and expenses	1,758,654	8,973,180	3,910,793	19,797,527
Operating loss	(860,579)	(8,679,809)	(2,053,700)	(18,337,219)
Non-operating income (expense):
Other income	2,902	2,611	3,999	33,006
Interest expense, including amortization of loan discount	(1,761,779)	(476,773)	(2,929,236)	(1,562,648)
Amortization of loan costs	(4,859)	(33,222)	(68,368)	(101,143)
Total non-operating expense	(1,763,736)	(507,384)	(2,993,605)	(1,630,785)
Gain on debt extinguishment	—	—	1,747,623	—
Loss from operations before income taxes	(2,624,315)	(9,187,193)	(3,299,682)	(19,968,004)
Provision for income taxes	—	—	—	—
Net loss	$(2,624,315)	$(9,187,193)	$(3,299,682)	$(19,968,004)
Net loss per common share - basic and diluted	$(0.04)	$(0.15)	$(0.05)	$(0.33)
Weighted average common shares outstanding	66,781,797	61,430,731	64,989,700	60,678,739

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net (loss)	$(3,299,682)	$(19,968,004)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	2,800,123	1,259,092
Impairment loss on oil and gas properties	—	16,346,779
Gain on extinguishment of debt	(1,747,623)	—
Stock issued for compensation	395,915	385,400
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	(683,673)	105,482
(Increase) decrease in other prepaid expenses	19,861	58,745
Increase (decrease) in accounts payable and accrued liabilities	711,737	1,459
Increase (decrease) in due to affiliates	24,391	241,739
Net cash provided (used) by operating activities	(1,778,951)	(1,569,308)
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(3,104,937)	(5,012,287)
Increase (decrease) in capital portion of due to affiliates	(862,703)	(426,404)
Purchase of office equipment	—	(13,748)
(Increase) decrease in advances on development costs	—	(136,220)
Net cash provided (used) by investing activities	(3,967,640)	(5,588,659)
Cash flows from financing activities:
Proceeds from credit facility	5,000,000	3,172,200
Issuance of common stock, net	1,788,400	2,495,952
Loan costs incurred and other	(50,000)	—
Net cash provided (used) by financing activities	6,738,400	5,668,152
Net increase (decrease) in cash and cash equivalents	$991,809	$(1,489,815)
Cash and cash equivalents:
Beginning of period	71,050	2,144,002
End of period	$1,062,859	$654,187
Other information:
Cash interest paid on debt	$1,134,528	$1,206,991
Non-cash investing and financing activities:
Common and preferred stock for drilling credits	$20,700,000	$—
Property interest assigned for drilling credits	$10,252,810	$—
Equity interest issued creating a deferred interest from debt modification	$12,077,704	$—
Dividends accrued	$34,000	$—

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

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

The financial information included herein as of March 31, 2010, and for the three and nine month periods ended March 31, 2010, and 2009, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Potential dilutive securities (e.g., preferred stock, stock warrants and convertible debt) have been considered, but the dilutive effect of the potential dilutive securities is not believed to be material. The Company reported  a net loss in the three month period and nine month period ended March 31, 2010 and in the three and nine month periods ended March 31, 2009, and, accordingly, their effects would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding was 66,781,797 and 61,430,731 for the quarters ended March 31, 2010 and 2009, respectively, and 64,989,700 and 60,678,739 for the nine month periods ended March 31, 2010 and 2009, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

(Unaudited)

Note B — Stockholders’ Equity:

Stock issuances

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

In connection with the following common stock issuances, the Company entered into Subscription and Registration Rights Agreements (“Subscription Agreements”) with certain investors. Pursuant to the Subscription Agreements, the Company issued an aggregate of 2,104,001 shares of common stock and warrants exercisable into 1,052,000 shares of common stock. On August 18, 2009, four investors acquired 804,000 shares of common stock and warrants exercisable into 402,000 shares of common stock, through the payment of $683,400. On August 26, 2009, six investors acquired 1,300,001 shares of common stock and warrants exercisable into 650,000 shares of common stock, through the payment of $1,105,001. The warrants are exercisable through July 31, 2014, at $0.85 per share. With respect to certain of such issuances, the Company paid broker-dealer commissions in the aggregate amount of $59,500 to Avalon Group, Ltd. The aggregate consideration, net of commissions, from such issuances has been used for working capital purposes.

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

As consideration for the Drilling Credits, the Company (a) conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) on March 16, 2010 issued to Langtry 10,350,000 Company common shares and preferred stock with a stated value of $10,350,000, convertible into Company common shares at $1.20 per common share, with a five year conversion term. The preferred stock is entitled to cumulative dividends equal to 8% per annum, payable quarterly, which dividends may be paid in cash or in additional shares of preferred stock, in the Company’s discretion. The preferred stock may be redeemed by the Company at any time, at a redemption price equal to 20% over the original issue price, plus accrued and unpaid dividends.

The consideration with respect to these transactions was determined pursuant to negotiations between the Company, Tauren and Langtry, and not pursuant to any formula. The foregoing transactions were approved by a special committee of the board of directors of the Company comprised exclusively of the Company’s non-employee directors.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

(Unaudited)

Stock grants

On January 12, 2009, the Company issued 235,000 unregistered shares to three directors of the Company pursuant to the 2005 Stock Option Plan (the “Plan”).  As of such dates, the aggregate market value of the common stock granted was $385,400 based on the last sale price ($1.64 per share) on the aforementioned date, on the NYSE — Amex of the Company’s common stock. Such amounts were expensed upon issuance to compensation expense.

On February 3, 2010, the Company issued 370,014 unregistered shares to five directors of the Company pursuant to the Plan.  As of such dates, the aggregate market value of the common stock granted was $395,915 based on the last sale price ($1.07 per share) on the aforementioned date, on the NYSE — Amex of the Company’s common stock. Such amounts were expensed upon issuance to compensation expense.

All of the foregoing issuances and grants were made in reliance upon an exemption from registration set forth in Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

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

The Company recorded no impairment loss on oil and gas properties for the three or nine months ended March 31, 2010 compared to an impairment loss on oil and gas properties in the amount of $7,746,908 for the three months and $16,346,779 for the nine months ended March 31, 2009 as a result of the full cost ceiling test. The weighted average natural gas price utilized for the March 31, 2009 ceiling impairment evaluation was $3.96 per Mcf.

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

 CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

(Unaudited)

In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an exercise price of $1.00 per share.

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest in the future production of hydrocarbons from or attributable to Cubic’s net interest in its Louisiana properties, which net profits interest was granted to Wells Fargo, based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid-in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties. The assignment of a value to the warrants and net profits interest resulted in a loan discount being recorded. The discount amortization is over the original three-year term of the debt as additional interest expense.  Amortization for the quarters ended March 31, 2010 and 2009 was $0 and $126,893, respectively and was $239,686 and $386,318 for the nine month periods ended March 31, 2010 and 2009, respectively.

Cubic incurred loan costs of $240,613 on the issuance of the debt and warrants. The amount allocable to the debt of $166,590 has been capitalized and is being amortized over the term of the debt. Amortization for the fiscal year ended June 30, 2009 was $55,733. Amortization for the quarters ended March 31, 2010 and 2009 was $ 0 and $13,743 respectively and was $25,958 and $41,838 for the nine month periods ended March 31, 2010 and 2009. Cubic also incurred commitment fees of $170,000 related to subsequent increases in the Credit Facility’s borrowing base; such amount was capitalized in fiscal 2008 and is being amortized over the remaining term of the loan.  Amortization for the quarters ended March 31, 2010 and 2009 was $0 and $19,480 respectively and was $36,795 and $59,305 for the nine month periods ended March 31, 2010 and 2009.

On December 18, 2009, the senior debt was modified as set forth below.  In connection with the modification, the Company recorded a gain on extinguishment of debt of $1,748,719.  Such amount includes the write-off of the unamortized deferred loan cost ($26,947), and the write-off of the remaining loan discount ($102,924).

On December 18, 2009, the Company entered into a Second Amendment to Credit Agreement with Wells Fargo, providing for a revolving credit facility of up to $40 million and a convertible term loan of $5 million (the “Amended Credit Agreement”). The borrowing base under the revolving credit facility was initially established at $25 million. The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matures on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Amended Credit Agreement, the Company issued to Wells Fargo additional warrants, expiring on December 1, 2014, for the purchase of up to 5,000,000 shares of Company common stock at an exercise price of $1.00 per share, and extended the expiration date of the warrants to purchase 2,500,000 shares of Company common stock that were previously issued to Wells Fargo to December 1, 2014.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

(Unaudited)

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and the beneficial conversion feature based on their fair market values at the date of issuance. The fair market value assigned to the extension of warrants to purchase 2,500,000 shares of Company common stock was $923,302 and the value assigned to the issuance of the warrant to purchase the additional 5,000,000 shares of Company common stock was $8,031,896, which was recorded as an increase in additional paid-in capital. The difference in the fair value of the term loan and the face amount of $1,877,494 was recorded as an extinguishment of debt, offset by the amount of unamortized deferred loan cost and discounts associated with the original debt of $129,871.  The beneficial conversion feature equaled $5,027,494, which was reduced to $3,122,506 based on the limitation to the fair value to debt. The assignment of a value to the warrants and beneficial conversion feature as well as the write-down of the term loan to the fair value resulted in a total loan discount in the amount of $13,955,198 being recorded. The discount is being amortized over the three-year term of the debt as additional interest expense. Amortization was $1,356,337 for the three month period ended March 31, 2010, and was $1,567,322 for the nine month period ended March 31, 2010.  Amortization for the fiscal years ending June 30, 2010, 2011 and 2012 is expected to be approximately $2,938,730, $5,500,699 and $5,515,769, respectively.

Cubic incurred loan costs of $50,000 on the issuance of the debt and warrants. The amount was capitalized and allocated to the debt and is being amortized over the term of the debt. Amortization was $4,860 for the quarter ended March 31, 2010 and $5,616 for the nine month period ended March 31, 2010. Amortization for the fiscal years ending June 30, 2010, 2011 and 2012 is expected to be approximately $10,529, $19,708 and $19,762, respectively.

May 2008 subordinated debt issue and refinancing

On May 6, 2008, the Company issued a subordinated promissory note in the amount of $2,000,000 (the “Subordinated Note”) to Diversified Dynamics Corporation (the “Lender”), an entity controlled by William Bruggeman, a director who beneficially owns more than 5% of the common stock of the Company. The Subordinated Note bore interest at a fluctuating rate equal to the sum of the prime rate plus two percent (2%) per annum, and was scheduled to mature on April 30, 2010. As consideration for the loan made by the Lender pursuant to the Subordinated Note, the Company agreed to convey to the Lender, upon the repayment in full of the indebtedness evidenced by the Subordinated Note and the repayment in full of the senior indebtedness evidenced by the Credit Facility with Wells Fargo, an undivided 0.375% net profits interest in the future production of hydrocarbons from or attributable to Cubic’s net interest in its Louisiana properties. The proceeds of the Subordinated Note were being used for general corporate and working capital purposes.

Issuing the Subordinated Note required the consent of the holder of the Company’s senior indebtedness, Wells Fargo, which consent it granted on May 5, 2008. Subsequently, on May 8, 2008, the Credit Facility with Wells Fargo was amended by the First Amendment to Credit Agreement (the “First Amendment”). Material provisions of the First Amendment included the following: (i) the Company may not prepay all or any part of the principal balance outstanding on the Term Loan prior to its maturity on March 1, 2010 without the consent of Wells Fargo; and (ii) the amount of the borrowing base was increased to $20,000,000, which amount was fully drawn upon subsequent to the end of fiscal 2008, on August 20, 2008.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

(Unaudited)

On December 18, 2009, the Company issued a subordinated promissory note payable to Calvin A. Wallen, III, the Company’s Chairman of the Board and Chief Executive Officer, in the principal amount of $2,000,000 (the “Wallen Note”). This note bears interest at the prime rate plus one percent (1%), with interest payable monthly. The Wallen Note was entered into with the consent of Wells Fargo. The outstanding principal balance is due and payable on August 31, 2012 and is subordinated to the indebtedness under the Amended Credit Agreement. The proceeds of the Wallen Note were used to repay the Subordinated Note. The net profits interest described above was conveyed to the Lender in connection with the repayment.

Note E — Related party transactions

An affiliated company, Tauren, which is owned 100% by the Company’s President and Chief Executive Officer, Calvin Wallen III, owned working interests in wells in which the Company owns working interests. As of March 31, 2010 and June 30, 2009, the Company owed Tauren $57,263 and $649,205, respectively for miscellaneous capital expenditures and general and administrative expenses paid by Tauren on the Company’s behalf.

In addition, certain wells in which the Company owns a working interest were operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin Wallen III. As of March 31, 2010 and June 30, 2009, the Company owed Fossil $577,027 and $815,238, respectively, and was owed by Fossil $279,774 and $271,615, respectively, for oil and gas sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the nine months ended March 31, 2010 and 2009 should be read in conjunction with our condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2009.

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

Louisiana Acreage

Our corporate strategy with respect to our asset acquisition and development efforts was to position the Company in a low risk opportunity while building mainstream high yield reserves.  The acquisition of our acreage in DeSoto and Caddo Parishes, Louisiana, puts us in a reservoir rich environment both in the Cotton Valley and Bossier/Haynesville Shale formations, with additional shallow formations to exploit as well. We have had success on our acreage with wells completed in the Cotton Valley and Bossier/Haynesville Shale formations.  We also own an interest in the right-of-ways, infrastructure and pipelines for our Caddo and DeSoto Parish, Louisiana acreage.

We share our Bossier/Haynesville formation acreage with Goodrich Petroleum Corporation (“Goodrich”), Chesapeake Energy Corporation (“Chesapeake”), El Paso Corporation (“El Paso”) and EXCO Operating Company, LP (“EXCO”), and all four companies are third-party operators actively working on our shared acreage. As a result of this activity, we expect to see improving production volumes in this next quarter.

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

As part of our strategic plan to restructure our debt and raise additional operating capital, during the second quarter of fiscal 2010, Wells Fargo expanded our credit facility to $45 million from $25 million and extended the maturity date to July 1, 2012 from March 1, 2010. We also acquired $30.9 million in drilling credits, dedicated for the future drilling and completion of horizontal Haynesville Shale formation wells. For additional information, see below under “Capital Resources and Liquidity”.

Management believes in the value of our assets, which are being drilled by third-party operators, and will continue to explore strategic ways that allow us to leverage those assets to gain full shareholder value.

Texas Acreage

Our Texas properties are situated in Palo Pinto, Eastland and Callahan Counties. The Texas properties consist primarily of wells acquired in several transactions between 1991 and 2002 and through overriding royalty interests reserved in farm-out agreements in 1998 and 1999. These wells produce limited amounts of natural gas and oil condensate.

Capital Resources and Liquidity

Working Capital

The Company’s working capital increased to $583,050 at March 31, 2010 from ($27,822,536) at June 30, 2009. This increase was primarily due the amendment of the Wells Fargo credit facility that extended the term, thereby re-classifying the debt to long-term. The cash used by investing activities of $3,967,640 and operating activities of $1,778,951, consists mainly of costs related to non-operated wells and for daily operations, in the nine months ended March 31, 2010. These cash outflows were partially offset by cash flows provided by financing activities of $6,738,400 resulting from $1,788,400 of proceeds from the issuance of common stock, and the borrowing of $5,000,000 on the aforementioned revolving line of credit with Wells Fargo in the nine months ended March 31, 2010.

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

As consideration for the Drilling Credits, the Company (a) has conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) issued to Langtry 10,350,000 Company common shares and preferred stock in the amount of $10,350,000, convertible at any time prior to the fifth anniversary of issuance into Company common shares at $1.20 per common share.  The preferred stock is entitled to cumulative dividends equal to 8% per annum, payable quarterly, which dividends may be paid in cash or in additional shares of preferred stock, in the Company’s discretion. The preferred stock may be redeemed by the Company at any time, at a redemption price equal to 20% over the original issue price.

The consideration with respect to these transactions was determined pursuant to negotiations between the Company, Tauren and Langtry, and not pursuant to any formula. The foregoing transactions were approved by a special committee of the board of directors of the Company comprised exclusively of the Company’s non-employee directors.

Cubic in aggregate has 38 natural gas wells in Louisiana. Currently, we have 20 vertical Cotton Valley wells, 4 vertical Haynesville Shale wells, and 14 horizontal Haynesville Shale wells. They include 18 vertical Cotton Valley wells  and 4 vertical Haynesville Shale wells operated by an affiliate company, Fossil Operating; 3 horizontal Haynesville Shale wells operated by Goodrich; 2 horizontal Haynesville Shale wells operated by EXCO Operating; 2 vertical Cotton Valley wells operated by Indigo Minerals, LLC (“Indigo”); and 9 horizontal Haynesville Shale wells operated by Chesapeake.

Since Cubic is not the operator, our first revenue lags behind the spud date by as much as six to twelve months. Being a non-operating entity significantly limits our ability to forecast drilling plans, capital expenditures, cash flows and earnings.

Goodrich has drilled and completed the following horizontal Haynesville Shale wells: the Garland 25 in Section 25-T14N-R16W; the Plants 26 in Section 26-T14N-R16W; and the Garland 24 in Section 24-T14N-R16W. Within the first 90 days of production, both the Garland 25 and the Plants 26 horizontal wells have produced over one Bcf of natural gas. The Garland 24 has not begun production at the time of this report.

EXCO recently completed its first horizontal Haynesville Shale well on Cubic’s acreage, the Red Oak Timbers 6-1 in Section 6-T14N-R15W. EXCO experienced a breach in the casing at approximately 11,000’,

which limited the completion technique on this well.  When considering the limited completion technique, the Red Oak 6-1 has produced according to expectation.  Recently, EXCO spud the Thomas 36-1in Section36-T16N-R15W. EXCO currently has plans to drill approximately 10 horizontal wells on our acreage by the end of calendar 2010.

Chesapeake drilled and completed two Cotton Valley vertical wells on our acreage, the Copeland 12-1 and the Soaring Ridge 15-1, located in Sections 12 and 15-T15N-R16W. Indigo now operates these two wells, which are producing small quantities of natural gas.

Chesapeake has drilled and completed five horizontal Haynesville Shale wells on our acreage, the Mitchell 12-H1 and the Woolworth 15-H1 in Sections 12 and 15-T15N-R16W, respectively; and the Clingman 11-H1, Clingman 2-H1 and the Muslow 5-H1 in Sections 11, 2, and 5-T15N-R15W, respectively. Chesapeake has three more locations waiting on completion: the Western 18-H1 in Section 18-T15N-R16W; the SRLT 33-H1 in Section 33-T16N-R15W; and the Saddler 9-H1 in Section 9-T15N-R16W. The Slaughter 6-H1 in Section 6-T15N-R15W is being drilled.

The Company has revised its planned capital expenditures for the remainder of fiscal 2010. We have postponed some of the re-completions and workovers of current Cotton Valley vertical wells planned for fiscal 2010 due to commodity prices.  Further, EXCO has shifted some of its operations, originally anticipated for late fiscal 2010, to early fiscal 2011. As a result, our projected capital expenditures for fiscal 2010 for our working interest portion of third party operator horizontal drilling will be approximately $15,000,000. This is lower than expected at the end of our quarter ended December 31, 2009. However, this is higher than the amount that we projected in both our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and our Annual Report on Form 10-K for the year ended June 30, 2009.

The Company plans to fund these capital expenditures, among other ways, through existing drilling credits, the increased Wells Fargo credit facility, cash on hand and cash provided from operations. Future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and natural gas, and actual production from existing and newly-completed wells. The Company’s success in developing and producing new reserves, and the amount of funds which may ultimately be required to finance the Company’s development and exploration program, all have a certain level of uncertainty.  Thus, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploration activities.

Cash Flow

Our net (decrease) increase in cash and cash equivalents is summarized as follows:

	Nine months ended
	March 31,
	2010	2009
Net cash provided (used) by operating activities	$(1,778,951)	$(1,569,308)
Net cash provided (used) by investing activities	(3,967,640)	(5,588,659)
Net cash provided (used) by financing activities	6,738,400	5,668,152
Net increase (decrease) in cash and cash equivalents	$991,809	$(1,489,815)

Operating Activities — During the nine months ended March 31, 2010, the Company used cash flows from operating activities of $1,778,951 as compared to $1,569,308 in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The cash used in investing activities consists of capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the nine months ended March 31, 2010, we had capital spending related to the acquisition and development of oil and gas properties of $3,104,937 and used net cash of $3,967,640 in investing activities. In the nine months ended March 31, 2009, we had capital spending related to the acquisition and development of oil and gas properties of $5,012,287 and used net cash of $5,588,659 in investing activities.

Financing Activities — Net cash flows provided by financing activities were $6,738,400 and $5,668,152 in the nine month periods ended March 31, 2010 and 2009, respectively.

During fiscal 2010, we received an aggregate of $1,788,400 in proceeds from the issuance of stock (resulting from the exercise of warrants), and, on December 18, 2009, Cubic drew upon an additional $5,000,000 from Wells Fargo under the revolving line of credit component of our Credit Facility in order to pay past due invoices and working interest expenses on our non-operated acreage. As a result, the Company has borrowed $25,000,000 of the $40,000,000 potentially available under the Credit Facility’s Revolving Note (and an aggregate of $45,000,000 under the Credit Facility). During fiscal 2009, we received an aggregate of $2,495,952 in proceeds from the issuance of stock (resulting from the exercise of warrants) and drew upon $3,172,200 from the Revolving Note of our Credit Facility.

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

Results of Operations

For the Three Months ended March 31, 2010 and 2009

	Three months ended
	March 31,		Change
	2010	2009	Amount	%
Production Volumes:
Oil (Bbl)	254	456	(202)	-44%
Natural gas liquids (gallons)	9,924	18,403	(8,479)	-46%
Natural gas (Mcf)	197,418	55,953	141,465	253%
Total (Mcfe)	200,360	61,319	139,041	227%

Weighted Average Sales Prices:
Oil (per Bbl)	$75.67	$48.46	$27.21	56%
Natural gas liquids (per gallon)	$1.38	$0.81	$0.57	70%
Natural gas (per Mcf)	$4.38	$4.66	$(0.28)	-6%

Selected Expenses per Mcfe:
Production costs	$0.72	$4.19	$(3.47)	-83%
Workover expenses (non-recurring)	$0.34	$—	$0.34	—
Severance taxes	$0.32	$0.15	$0.17	115%
Other revenue deductions	$0.63	$0.32	$0.31	98%
Total lease operating expenses	$2.02	$4.66	$(2.65)	-57%
General and administrative expenses	$4.75	$11.89	$(7.13)	-60%
Depreciation, depletion and amortization	$2.01	$3.45	$(1.44)	-42%

Revenues

OIL AND GAS SALES increased 206% to $898,075 for the quarter ended March 31, 2010 from $293,371 for the quarter ended March 31, 2009, primarily due to the non-operated horizontal wells coming on line during the 2010 quarter versus the 2009 quarter. The weighted average natural gas price we received in the 2010 quarter was $4.38 per Mcf versus $4.66 in the 2009 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS increased 41% to $403,794 (45% of oil and gas sales) for 2010 from $285,819 (97% of oil and gas sales) for 2009 primarily due to more wells being on-line in Louisiana, which resulted in an increase of $30,489 in common facility expenses for production from the Company’s Johnson Branch wells, which did not occur in the prior year period. There was a $105,539 increase of costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas.

GENERAL AND ADMINISTRATIVE EXPENSES increased 31% to $952,694 for 2010 from $728,805 in 2009 primarily as a result of a $64,380 increase in marketing expense, a $43,497 increase in salaries and a $35,744 increase in corporate fees related to our NYSE — Amex listing. There was also a $19,613 increase in contracted professional services related to an increase in “division order” accounting work, which occurred in the three months ended March 31, 2010.

DEPRECIATION, DEPLETION AND NON-LOAN RELATED AMORTIZATION increased 90% to $402,116 in 2010 from $211,648 in 2009. The increase was primarily due to an increase in the depletion rate to .96% at March 31, 2010 from .36% at March 31, 2009. There was no Impairment Loss on Oil and Gas Properties for the three months ended March 31, 2010 as compared to $7,746,908 for the same period ended March 31, 2009.

INTEREST EXPENSE increased 270% to $1,761,779 in 2010 from $476,773 in 2009 primarily due to an increase in debt to $32,000,000 at March 31, 2010 from $27,000,000 at March 31, 2009. This year over year increase resulted from the Second Amendment to the Credit Agreement, which increased the revolving line of credit with Wells Fargo, and the draw of $5,000,000 under the terms of the new agreement. The weighted average debt balance (before discounts) for the 2010 quarter was $32,000,000 as compared to $27,000,000 in the 2009 quarter. The amendment of the Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the amended three-year term of the debt as additional interest expense with $1,356,337 being recorded in the 2010 quarter.

For the nine months ended March 31, 2010 and 2009

	Nine months ended
	March 31,		Change
	2010	2009	Amount	%
Production Volumes:
Oil (Bbl)	842	1,245	(403)	-32%
Natural gas liquids (gallons)	32,341	63,690	(31,349)	-49%
Natural gas (Mcf)	434,095	188,894	245,201	130%
Total (Mcfe)	443,767	205,464	238,303	116%

Weighted Average Sales Prices:
Oil (per Bbl)	$72.88	$61.42	$11.46	19%
Natural gas liquids (per gallon)	$1.26	$1.18	$0.08	7%
Natural gas (per Mcf)	$4.04	$6.93	$(2.89)	-42%

Selected Expenses per Mcfe:
Production costs	$1.66	$4.52	$(2.86)	-63%
Workover expenses (non-recurring)	$0.21	$0.08	$0.13	167%
Severance taxes	$0.15	$0.20	$(0.04)	-22%
Other revenue deductions	$0.35	$0.32	$0.03	9%
Total lease operating expenses	$2.37	$5.11	$(2.74)	-54%
General and administrative expenses	$4.36	$7.93	$(3.57)	-45%
Depreciation, depletion and amortization	$2.08	$3.76	$(1.67)	-45%

Revenues

OIL AND GAS SALES increased 27% to $1,857,093 for the nine months ended March 31, 2010 from $1,460,308 for the nine months ended March 31, 2009 primarily due to the non-operated horizontal wells coming on line during the 2010 period versus the 2009 period.  The weighted average natural gas price we received in the 2010 period was $4.04 per Mcf versus $6.93 in the 2009 period.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS increased a nominal amount to $1,049,941 (57% of oil and gas sales) for 2010 from $1,049,918 (72% of oil and gas sales) for 2009. There was no significant change for the nine months ended March 31, 2010 versus March 31, 2009. The decrease in percentage of costs to oil and gas sales in primarily due to the increase in oil and gas sales for the nine months ended March 31, 2010 versus the same period ended March 31, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES increased 19% to $1,936,106 for 2010 from $1,629,198 in 2009 primarily as a result of: a $106,726 increase in marketing fees and $157,004 increase in legal fees related to work done for the special committee in regards to the transaction among Cubic, Langtry and Tauren resulting in the acquisition of the Drilling Credit by Cubic. In addition, the Company experienced a $52,488 increase in contracted professional services related to an increase in “division order” accounting work, due to new wells coming on line.

DEPRECIATION, DEPLETION AND AMORTIZATION increased 20% to $924,746 in 2010 from $771,632 in 2009. The increase was primarily due to an addition of $244,388 to the full cost pool during the nine months ended March 31, 2010 and no full cost pool additions for the same period ended March 31, 2009. There was no Impairment Loss on Oil and Gas Properties for the nine months ended March 31, 2010 as compared to $16,346,779 for the same period ended March 31, 2009.

GAIN ON DEBT EXTINGUISHMENT was realized in December 2009 as a result of the refinancing of the debt with Wells Fargo. The existing loan balance of $1,877,494 was decreased (written off) as a term of the amendment of the Wells Fargo credit facility that was extinguished, which was partially offset by debt extinguishment costs of $129,871. This created an overall gain on debt extinguishment of $1,747,623 for the nine months ended March 31, 2010.

INTEREST EXPENSE increased 87% to $2,929,236 in 2010 from $1,562,648 in 2009 primarily due to an increase of $2,403,687 in the weighted average debt balance (before discounts) related to an increase in total debt to $32,000,000 at March 31, 2010 from $27,000,000 at March 31, 2009. This year the revolving line of credit with Wells Fargo was amended and increased to $25,000,000 from $20,000,000, the $5,000,000 term note was left in place by Wells Fargo, and both maturity dates were extended to July 1, 2012. The weighted average debt balance (before discounts) for the nine months ended March 31, 2010 was $28,824,818 as compared to $26,421,131 in the nine months ended March 31, 2009. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $1,807,009 being recorded in the nine months ended March 31, 2010.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended June 30, 2009.

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

Interest Rate Risk

As of March 31, 2010, we had $32,000,000 of long-term debt outstanding under our Credit Facility and the Wallen Note, each of which matures in fiscal 2013 and bears interest at the prime rate plus 2.0% and the prime rate plus 1.0%, respectively. As a result, our interest costs fluctuate based on changes in short-term interest rates. Based on the aforementioned borrowings outstanding at March 31, 2010, a 100 basis point change in interest rates would change our annual interest expense by approximately $320,000. We had no interest rate derivatives during the third quarter of fiscal 2010.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

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

CUBIC ENERGY, INC.
(Registrant)

Date: May 17, 2010	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: May 17, 2010	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)