Form 10-K
period 2010-06-30
CUBIC ENERGY INC
filed 2010-09-28
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

COMMISSION FILE NUMBER 0-9355

CUBIC ENERGY, INC.

(Exact Name of Registrant as Specified in its Charter)

TEXAS	87-0352095
(State of Incorporation)	(I.R.S. Employer Identification No.)

9870 PLANO ROAD, DALLAS, TEXAS 75238

(Address of Principal Executive Offices)

972-686-0369

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.05 par value	NYSE Amex, LLC

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the common stock, par value $0.05 per share, held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked prices of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of December 31, 2009 aggregate market value held by non-affiliates was $41,423,927.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of September 8, 2010, there were 75,394,579 shares of Common Stock outstanding.

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

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements in the “Risk Factors” section of this report and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

•                  our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to service our debt and fully develop our undeveloped acreage positions;

•                  the volatility in commodity prices for oil and natural gas;

•                  the possibility that the industry may be subject to future regulatory or legislative actions (including additional taxes);

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

i

CUBIC ENERGY, INC.

ii

PART I

Item 1.    Business.

GENERAL

Cubic Energy, Inc. (referred to as “Cubic”, “we”, “our”, “us” or the “Company”) is an independent energy company engaged in the development and production of, and exploration for, crude oil, natural gas and natural gas liquids. Our oil and gas assets are concentrated in Texas and Louisiana. At June 30, 2010, our total proved reserves were 29,209,160 Mcfe.

The Company’s future results of operations and growth are substantially dependent upon (i) its ability to acquire or find new oil and gas properties, or successfully develop existing oil and gas properties and (ii) the prevailing prices for oil and gas. Numerous locations have been identified by us and by third-party operators for additional drilling. If we are unable to economically complete additional producing wells, the Company’s oil and gas production, and thus its revenues, would likely decline rapidly as its reserves are depleted. In addition, oil and gas prices are dependent upon numerous factors beyond the Company’s control, such as economic, political, governmental, environmental and regulatory developments, as well as competition from other sources of energy. The oil and gas markets have historically been very volatile, and any further significant or extended decline in the price of oil or gas would have a material adverse effect on the Company’s financial condition and results of operations, and could result in a further reduction in the carrying value of the Company’s proved reserves and adversely affect its access to capital.

Louisiana Acreage

Our corporate strategy with respect to our asset acquisition and development efforts was to position the Company in a low risk opportunity while building mainstream high yield reserves.  The acquisition of our acreage in DeSoto and Caddo Parishes, Louisiana, puts us in a reservoir rich environments in the Hosston, Cotton Valley and Bossier/Haynesville Shale formations, with additional shallow formations to exploit as well. We have had success on our acreage with wells completed in the Hosston, Cotton Valley and Bossier/Haynesville Shale formations. We also own an interest in the right-of-ways, infrastructure and pipelines for our Caddo and DeSoto Parish, Louisiana acreage.

We share our Bossier/Haynesville formation acreage with Goodrich Petroleum Corporation (“Goodrich”), Chesapeake Energy Corporation (“Chesapeake”), El Paso Corporation (“El Paso”), British Gas Group (“BG”) and EXCO Operating Company, LP (“EXCO”), and all of these companies are third-party operators actively working on our shared acreage. As a result of this activity, we expect to see improving production volumes in the quarter ending September 30, 2010.

Our financial results depend upon our third-party Hosston, Cotton Valley and Bossier/Haynesville Shale operators along with many factors, which are largely driven by the volume of our natural gas production and the price that we receive for that production. Our natural gas production volumes will decline as reserves are depleted unless we obtain and expend capital in successful development and exploration activities or acquire properties with existing production. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success.

As part of our strategic plan to restructure our debt and raise additional operating capital, during the second quarter of fiscal 2010, Wells Fargo expanded our credit facility to $45 million, which includes a $40,000,000 revolving credit facility and a $5,000,000 convertible term note. The revolving credit facility is subject to borrowing base limits, and as of June 30, 2010, the revolver had $25 million outstanding with a maturity date of July 1, 2012. Subsequent to June 30, 2010, our borrowing base and borrowings under the revolving credit facility were increased to $30 million. We also acquired $30.9 million in drilling credits, dedicated for the future drilling and completion of horizontal Haynesville Shale formation wells. For additional information, see below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Management believes in the value of our assets, which are being drilled by third-party operators, and will continue to explore strategic alternatives that allow us to leverage those assets to gain full shareholder value.

Texas Acreage

Our Texas properties are situated in Eastland and Callahan Counties. The Texas properties consist primarily of wells acquired in several transactions between 1991 and 2002 and through overriding royalty interests reserved in farm-out agreements in 1998 and 1999. These wells produce limited amounts of natural gas and oil condensate.

HISTORY

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

Prior to the Agreement, we focused primarily on the acquisition of non-operated working interests and overriding royalty interests in oil and gas properties. Subsequent to entering into the Agreement, we moved our headquarters from Tulsa, Oklahoma to Garland, Texas in order to utilize an affiliate’s assembled team of experienced management whose substantial expertise lay in acquisition, exploitation and development and the ability to manage both operated and non-operated oil and gas properties. In addition, after reviewing our existing property portfolio and refining our new business strategy, the management team initiated a divestment strategy to dispose of our non-strategic assets in non-core areas in order to concentrate on building core reserves. Pursuant to this strategy, we have acquired additional properties in our core areas, primarily in Louisiana, as well as pursuing an operated and a non-operated drilling program for the drilling of exploratory, development and infill wells, a strategy previously unavailable to us due to the technical expertise and experience required and the lack of available resources. We have made substantial progress in redirecting our strategic business efforts and believe that attractive opportunities remain for development of our remaining assets and acquisition of future assets.

On February 6, 2006, the Company entered into a Purchase Agreement with Tauren Exploration, Inc. (“Tauren”), an entity wholly owned by Mr. Wallen, with respect to the purchase by the Company of certain Cotton Valley leasehold interests (approximately 11,000 gross acres; 5,000 net acres) held by Tauren. Pursuant to the Purchase Agreement, the Company acquired from Tauren a 35% working interest in approximately 2,400 acres and a 49% working interest in approximately 8,500 acres located in DeSoto and Caddo Parishes, Louisiana, along with an associated Area of Mutual Interest (“AMI”) and the right to acquire at “cost” (as defined in the Purchase Agreement) a working interest in all additional mineral leases obtained by Tauren in the AMI, in exchange for (a) $3,500,000 in cash, (b) 2,500,000 shares of Company common stock, (c) an unsecured 12.5% short-term promissory note in the amount of $1,300,000, which note is convertible into Company common stock at a conversion price of $0.80 per share (the “Tauren Note”), and (d) a drilling credit of $2,100,000.

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital (“Wells Fargo”) providing for a revolving credit facility of $20,000,000, subject to borrowing base limits, and a convertible term loan of $5,000,000 (the “Credit Facility”). In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an original exercise price of $1.00 per share. The revolving note is subject to a borrowing base (the “Borrowing Base”), initially set at $4,000,000. On July 27, 2007, Wells Fargo increased the Borrowing Base to $6,600,000 in order to fund the drilling and casing costs of two new wells in the Company’s Johnson Branch acreage in Caddo Parish, Louisiana. On September 7, 2007, Wells Fargo increased the Borrowing Base to $8,600,000 in order to fund the remaining drilling and casing costs of five wells drilled since the beginning of fiscal 2008, the drilling and casing costs of two new wells, and the costs of installing a gathering/sales line and associated equipment in the Company’s Johnson Branch acreage. On November 19, 2007, Wells Fargo increased the borrowing base to $14,500,000 in order to fund the completion costs and casing of eight wells already successfully drilled and the drilling of four additional wells located in the Company’s Johnson Branch acreage. On May 8, 2008, Wells Fargo increased the borrowing base to $20,000,000 in order to fund the completion costs and casing of the four recently-drilled wells located in the Company’s Johnson Branch acreage (including two vertical wells drilled into the Bossier/Haynesville shales) and the drilling of two additional wells located in the Company’s Bethany Longstreet acreage in Caddo and DeSoto Parishes. On December 18, 2009, the Company entered into a Second Amendment to Credit Agreement with Wells Fargo, providing for a revolving credit facility of up to $40 million and a convertible term loan of $5 million (the “Amended Credit Agreement”). The borrowing base under the revolving credit facility was initially established at $25 million. The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matures on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Amended Credit Agreement, the Company issued to Wells Fargo additional warrants, expiring on December 1, 2014, for the purchase of up to 5,000,000 shares of Company common stock at an exercise price of $1.00 per share, and extended the expiration date of the warrants to purchase 2,500,000 shares of Company common stock that were previously issued to Wells Fargo to December 1, 2014.

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

On May 6, 2008, the Company issued a subordinated promissory note in the amount of $2,000,000 (the “Subordinated Note”) to Diversified Dynamics Corporation (the “Lender”), an entity controlled by William L. Bruggeman, Jr., who beneficially owns more than 5% of the common stock of the Company, and who subsequently became a director of the Company. The Subordinated Note bore interest at a fluctuating rate equal to the sum of the prime rate plus two percent (2%) per annum, and was scheduled to mature on April 30, 2010. As consideration for the loan made by the Lender pursuant to the Subordinated Note, the Company agreed to convey to the Lender, upon the repayment in full of the indebtedness evidenced by the Subordinated Note and the repayment in full of the senior indebtedness evidenced by the Credit Facility with Wells Fargo, an undivided 0.375% net profits interest in the future production of hydrocarbons from or attributable to Cubic’s net interest in its Louisiana properties. The proceeds of the Subordinated Note were used for general corporate and working capital purposes.

On November 24, 2009, the Company entered into transactions with Tauren and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Mr. Wallen, under which the

Company acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company will use the Drilling Credits to fund $30,952,810 of its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company which are now operated by a third party.

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

On December 18, 2009, the Company issued a subordinated promissory note payable to Mr. Wallen, in the principal amount of $2,000,000 (the “Wallen Note”). This note bears interest at the prime rate plus one percent (1%), with interest payable monthly. The Wallen Note was entered into with the consent of Wells Fargo. The outstanding principal balance is due and payable on September 30, 2012 and is subordinated to the indebtedness under the Amended Credit Agreement. The proceeds of the Wallen Note were used to repay the Subordinated Note. The net profits interest described above was conveyed to the Lender in connection with the repayment.

STRATEGY

Our strategy with respect to our domestic exploration program seeks to maintain a balanced portfolio of drilling opportunities that range from lower risk, field extension wells to the smaller scale pursuit of Company appropriate higher risk, high reserve potential prospects. Our focus is primarily on exploration opportunities that can benefit from advanced technologies, including 3-D seismic, designed to reduce risks and increase success rates. We develop prospects in-house with an affiliate and through strategic alliances with exploration companies that have expertise in specific target areas. In addition, we evaluate some externally generated prospects and look to participate in some of these opportunities to enhance our portfolio.

We are currently focusing our domestic exploration activities to develop our undeveloped leasehold opportunities in Louisiana. Currently we have exploration opportunities and seek to acquire additional leasehold interests in Caddo and DeSoto Parishes in Louisiana.  These areas are a part of geologic studies utilizing regional trend surface analysis, 2-D and 3-D seismic data and/or vast sub-surface control. Prospects have been developed from approximately 4,000 to 12,000 feet in depth in the following reservoirs: Bossier/Haynesville shales; Cotton Valley; Hosston; Gloyd; Pettet; Glen Rose and Paluxy.

PRINCIPAL OIL AND GAS PROPERTIES

The following table summarizes certain information with respect to our principal areas of operation at June 30, 2010:

	Proved Reserves
	Oil & Natural		Total Gas	Percent	Present Value
	Gas Liquids	Gas	Equivalent	of Proved	(Discounted
Area	(Bbls)	(Mcf)	(Mcfe)	Reserves	@ 10%)
Louisiana	8,647	29,157,280	29,209,160	100.0%	$64,757,290
Texas	—	—	—	0.0%	—
Total	8,647	29,157,280	29,209,160	100.0%	$64,757,290

Our Texas properties are situated in Eastland and Callahan Counties. Our Louisiana properties are situated in Caddo Parish and in DeSoto Parish. At June 30, 2010, the Louisiana properties contained all of our proved reserves, a situation that is expected to continue. The Texas properties consist primarily of wells acquired by the Company in several transactions between 1991 and 2002 and through overriding royalty interests reserved in farm-out agreements in 1998 and 1999. The vast majority of the Louisiana properties were acquired on or about October 1, 2004, January 11, 2005 and February 6, 2006.

Our net production for the fiscal year ended June 30, 2010 for all of the Company’s wells averaged approximately 2171 Mcf of natural gas per day, 4 barrels of oil per day and 105 gallons of natural gas liquids per day as compared to approximately 766 Mcf of natural gas per day, 5 barrels of oil per day and 213 gallons of natural gas liquids per day in the fiscal year ended June 30, 2009.

RECENT DEVELOPMENTS

Indigo Minerals, LLC (“Indigo Minerals”) has plans to re-work or re-enter certain wells in the Cotton Valley formation in which the Company has such interests. Indigo Minerals now operates the Cotton Valley wells previously operated by Chesapeake in which the Company has an interest.

Chesapeake has drilled and completed eleven horizontal Haynesville Shale wells on our acreage, the Western 18-H1, Saddler 9-H1, the Mitchell 12-H1 and the Woolworth 15-H1 in Sections 18, 9, 12 and 15-T15N-R16W, respectively; the Soaring Ridge 15H-1, the Clingman 12-H1, the Clingman 11-H1, Clingman 2-H1, Slaughter 6-H1 and the Muslow 5-H1 in Sections 15, 12, 11, 2, 6 and 5-T15N-R15W, respectively; and the SRLT 33-H1 in Section 33-T16N-R15W.

Goodrich has drilled and completed the following horizontal Haynesville Shale wells: the Garland 25 in Section 25-T14N-R16W; the Plants 26 in Section 26-T14N-R16W; and the Garland 24 in Section 24-T14N-R16W. Within the first 90 days of production, both the Garland 25 and the Plants 26 horizontal wells have produced over one Bcf of natural gas.

EXCO has completed two wells, the Red Oak Timber 6 H-1 in Section 6-T14N-R15W in the Bethany Longstreet field and the Thomas 36 H-1 in Section 36-T16N-R15W in the Johnson Branch field. Recently EXCO spud two new wells, the Crow 8 H-1 in Section 8-T14N-R15W and the Red Oak Timber 7 H-1 in Section 7-T14N-R15W; both are located in the Bethany Longstreet field.

GAS GATHERING

Cubic has developed its infrastructure in Johnson Branch with approximately 16 miles of gathering lines and pipeline constructed for its currently producing wells and any further completions. In addition, a Johnson Branch tap, common point and compression facility were completed in November 2007 and are currently operational. The Company has also developed its infrastructure with approximately 7.8 miles of gathering lines and owns three taps in its Bethany Longstreet acreage.

MARKETING OF PRODUCTION

Crude Oil and Natural Gas

Our production consists mainly of natural gas. We market our operated production of natural gas to three purchasers (i) in Texas, Enbridge G & P, LP, and (ii) in Louisiana, EROC Gathering Company, LP and NGTS, LP. We sell our affiliate-operated crude oil and condensate production at or near the well-site; although in some cases it is gathered by us or others and delivered to a central point of sale. Our crude oil and condensate production is transported by truck or by pipeline and is typically committed to arrangements having a term of one year or less. We have not engaged in crude oil hedging or trading activities. We utilize short-term gas contracts with prices that are related to market conditions in varying degrees and have not engaged in natural gas hedging or futures trading. The majority of our production and our revenue is now generated by wells drilled and operated by non-affiliated third-party operators.

We believe we would be able to locate alternate purchasers in the event of the loss of any of these purchasers, and that any such loss would not have a material adverse effect on our financial condition or results of operations. Revenue from the sale of natural gas totaled $3,337,543 for fiscal 2010 and represented 96% of our total oil and gas revenues for that fiscal year.

Price Considerations

Natural gas and natural gas liquids prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMbtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX (“NYMEX-Henry Hub”). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2010 was $4.21 as compared to $5.98 in fiscal 2009. The average natural gas liquids price per gallon received by us in fiscal 2010 was $1.27 compared to $1.12 in fiscal 2009. Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil (“NYMEX-WTI”). The average crude oil price per barrel received by us in fiscal 2010 was $73.18 as compared to $60.00 in fiscal 2009.

OIL AND GAS RESERVES

The following tables set forth the proved developed and proved undeveloped reserves at June 30, 2010, the estimated future net cash flows from such proved reserves and the Standardized Measure of Discounted Future Net Cash Flows attributable to our reserves at June 30, 2010, 2009 and 2008:

	Oil & Natural		Total Gas	Estimated
	Gas Liquids	Gas	Equivalent	Future Net	10%
Category	(Bbls)	(Mcf)	(Mcfe)	Cash Flows	Discount
Proved Producing	624	1,352,220	1,355,962	$4,096,600	$3,407,410
Proved Non-Producing	542	1,314,390	1,317,642	5,535,670	4,517,210
Proved Developed Reserves	1,166	2,666,610	2,673,604	$9,632,270	$7,924,620
Proved Undeveloped	7,481	26,490,670	26,535,556	81,104,850	$56,832,670
Total Proved Reserves	8,647	29,157,280	29,209,160	$90,737,120	$64,757,290

			At June 30,
			2010	2009	2008
Proved Developed Reserves:
Oil & Natural Gas Liquids (Bbls)			1,166	2,968	23,645
Gas (Mcf)			2,666,610	337,993	1,019,276
Mcfe			2,673,604	355,801	1,161,146
Estimated future net cash flows (before income tax)			$9,632,270	$956,021	$9,410,338
Standardized Measure (1)			$7,924,620	$781,820	$7,911,561

Proved Undeveloped Reserves:
Oil & Natural Gas Liquids (Bbls)			7,481	123,241	65,303
Gas (Mcf)			26,490,670	19,981,634	5,070,453
Mcfe			26,535,556	20,721,079	5,462,271
Estimated future net cash flows (before income tax)			$81,104,850	$25,860,200	$37,656,434
Standardized Measure (1)			$56,832,670	$10,020,570	$25,199,095

Total Proved Reserves:
Oil & Natural Gas Liquids (Bbls)			8,647	126,209	88,948
Gas (Mcf)			29,157,280	20,319,627	6,089,729
Mcfe			29,209,160	21,076,880	6,623,417
Estimated future net cash flows (before income tax)			$90,737,120	$26,816,221	$47,066,772
Standardized Measure (1)			$64,757,290	$10,802,390	$33,110,656

Average price used to calculate reserves:
Oil (per Bbl)			$70.08	$66.52	$138.80
Natural Gas Liquids (per Bbl)			$1.25	$1.02	$93.86
Gas (per Mcf)			$5.08	$3.72	$14.10

(1)    The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value (using an annual discount rate of 10%) of estimated future net cash flows from the production of proved reserves, after giving effect to income taxes. See “Note J - Oil and gas reserves information (unaudited)” in the Notes to the Financial Statements of the Company included elsewhere in this Report for additional information regarding the disclosure of the Standardized Measure information in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 932. Extractive Activities — Oil and Gas.

The information set forth in this Annual Report relating to our proved reserves, estimated future net cash flows and present values is taken from reports prepared by Cambrian Consultants America, Inc., d/b/a RPS (“RPS”), an independent petroleum engineering firm, for fiscal years 2010, 2009 and 2008. The estimates of this independent petroleum engineering firm were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. Information with respect to our reserves in Texas as of June 30, 2010, was prepared in-house and was not reviewed by an independent engineering firm. In accordance with guidelines of the SEC, our estimates of proved reserves and the future net revenues from which present values are derived are made using an average price mechanism based on the first day of each of the last twelve months and a differential based on amount received per Mcf, by the Company. Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net cash flows, but such costs do not include debt service or general and administrative expenses.

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

The estimates of proved reserves at June 30, 2010, 2009, and 2008 were prepared by our independent petroleum consultant, RPS, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. The technical persons responsible for preparing the reserve estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Our policies and practices regarding internal control over the estimating of reserves are structured to objectively and accurately estimate our oil and natural gas reserves quantities and present values in compliance with the SEC’s regulations and U.S. Generally Accepted Accounting Principles. We maintain an internal staff of petroleum engineers and geosciences professionals who work closely with our independent petroleum consultant to ensure the integrity, accuracy and timeliness of data furnished to RPS in its reserves estimation process. Inputs to our reserves estimation process are based on historical results for production history, oil and natural gas prices, lease operating expenses, development costs, ownership interest and other required data. Our technical team meets regularly with representatives of RPS to review properties and discuss methods and assumptions used in RPS’s preparation of the year-end reserves estimates. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, our senior management reviews and approves the RPS reserve report and any internally estimated significant changes to our proved reserves on a timely basis.

Costs Incurred

The following table shows certain information regarding the costs incurred by us in our property acquisition, development and exploratory activities during the periods indicated.

	Year Ended June 30,
	2010	2009	2008
Property acquisition costs	$1,777,848	$72,385	$394,675
Exploratory costs	—	5,928,825	14,030,615
Development costs	6,988,115	—	916,613
Total	$8,765,963	$6,001,210	$15,341,903

Drilling Results

We drilled or participated in the drilling of wells as set out in the table below for the periods indicated. The table was completed based upon the date drilling completed. We did not acquire any wells during these periods. You should not consider the results of prior drilling activities as necessarily indicative of future performance, nor should you assume that there is necessarily any correlation between the number of productive wells drilled and the oil and natural gas reserves generated by those wells.

	Year Ended June 30,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	10	1.07	—	—	—	—
Dry	—	—	—	—	—	—
Total development	10	1.07	—	—	—	—
Exploratory wells:
Productive	—	—	6	0.82	12	5.88
Dry	—	—	—	—	—	—
Total exploratory	—	—	6	0.82	12	5.88
Total wells:
Productive	10	1.07	6	0.82	12	5.88
Dry	—	—	—	—	—	—
Total wells	10	1.07	6	0.82	12	5.88

NET PRODUCTION, SALES PRICES AND COSTS

The following table presents certain information with respect to production, prices and costs attributable to all oil and gas property interests owned by us for the fiscal years ended June 30, 2010, 2009 and 2008:

	Year Ended June 30,
	2010	2009	2008
Production Volumes:
Oil (Bbl)	1,364	1,681	1,682
Natural gas liquids (gallons)	38,411	77,772	44,476
Natural gas (Mcf)	792,433	279,516	228,219
Total oil, natural gas liquids, and natural gas (Mcfe)	806,102	300,712	244,665

Weighted Average Sales Prices:
Oil (per Bbl)	$73.18	$60.00	$102.17
Natural gas liquids (per gallon)	$1.27	$1.12	$1.66
Natural gas (per Mcf)	$4.21	$5.98	$9.01

Selected Expenses per Mcfe:
Production costs	$1.27	$3.98	$3.60
Workover expenses (non-recurring)	$0.05	$0.12	$0.11
Severance taxes	$0.15	$0.20	$0.29
Other revenue deductions	$0.65	$0.27	$0.75
Total lease operating expenses	$2.13	$4.57	$4.75
General and administrative expenses	$2.95	$6.45	$10.17
Depreciation, depletion and amortization	$1.41	$2.55	$8.79

PRODUCTIVE WELLS AND ACREAGE

Productive Wells

The following table sets forth our productive wells at June 30, 2010:

Oil		Gas		Total
Gross	Net	Gross	Net	Gross	Net
—	—	40	11.81	40	11.81

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage at June 30, 2010. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

Undeveloped		Developed		TOTAL
Gross	Net	Gross	Net	Gross	Net
373	183	13,221	5,141	13,594	5,324

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

OPERATIONS

Oil and gas properties are customarily operated under the terms of a joint operating agreement, which provides for reimbursement of the operator’s direct expenses and monthly per well supervision fees. Per well supervision fees vary widely depending on the geographic location and producing formation of the well, whether the well produces oil or gas and other factors. The majority of our production is operated by non-affiliated third-party operators. The balance of our production is operated by Fossil Operating, Inc. (“Fossil”), an entity wholly owned by Mr. Wallen.

We have contract relationships with petroleum engineers, geologists and other operations and production specialists who believe the production rates and reserves will increase, and lower the cost of operating our affiliated and non-affiliated third-party oil and gas properties.

EMPLOYEES

At September 8, 2010, the Company had eleven (11) employees, four (4) full-time and seven (7) part-time. We regularly use independent consultants and contractors to perform various professional services, including well-site supervision, design, construction, permitting and environmental assessment. We use independent contractors to perform field and on-site production operation services.

FACILITIES

The Company’s principal executive and administrative offices are located at 9870 Plano Road, Dallas, Texas. The offices are leased on a month-to-month basis from an affiliate controlled by Mr. Wallen and the offices are owned by this affiliate. The average monthly amount charged to the Company during the year ended June 30, 2010, was $2,229. The Company believes that there is other appropriate space available in the event the Company should terminate its current leasing arrangement.

COMPETITION

Currently our acreage is being operated by affiliated and non-affiliated third-party operators. There is very little competition in this non-operated position, but our focus is on reducing costs and expenses where possible. We have in the past operated and developed oil and natural gas plays and possibly will again in the future. In that environment, we compete with major integrated oil and natural gas companies and independent oil and natural gas companies in all areas of operation. In particular, we compete for property acquisitions and for the equipment and labor required to operate and develop these properties. Most of our competitors have substantially greater financial and other resources than we have. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which could adversely affect our competitive position. These competitors may be able to pay more for exploratory prospects and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Further, our competitors may have technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of our competitors have operated for a much longer time than we have and have demonstrated the ability to operate through industry cycles.

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

Environmental Matters. The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to the government and third parties and may require us to incur costs to remedy or control such discharges. Natural gas, oil or other pollutants, including salt water brine, may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from pipelines or other gathering and transportation facilities, leakage from storage tanks and sudden discharges from damage or explosion at natural gas facilities or oil and natural gas wells. Discharged hydrocarbons may migrate through soil to water supplies or adjoining property, giving rise to additional liabilities.

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

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund law,” imposes liability, regardless of fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a disposal site or sites where the release occurred and companies that dispose or arrange for disposal of the hazardous substances found at the time. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and severable liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We could be subject to liability under CERCLA because our drilling and production activities generate relatively small amounts of liquid and solid waste, which could be subject to classification as hazardous substances under CERCLA.

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

There is an increased focus by local, state and national regulatory bodies on greenhouse gas (“GHG”) emissions and climate change. Various regulatory bodies have announced their intent to regulate GHG emissions, including the United States Environmental Protection Agency, which promulgated several GHG regulations in 2010 and late 2009. As these regulations are under development or are being challenged in the courts, we are unable to predict the total impact of these potential regulations upon our business, and it is possible that we could face increases in operating costs in order to comply with GHG emission legislation.

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

“Fracture Stimulation”   means a stimulation treatment routinely performed involving the injection of water, sand and chemicals under pressure to stimulate hydrocarbon production in low-permeability reservoirs.

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

“Finding and Development Costs” means the total costs incurred for exploration and development activities (excluding exploratory drilling in progress and drilling inventories), divided by total proved reserve additions. To the extent any portion of the proved reserve additions consist of proved undeveloped reserves; additional costs would have to be incurred in order for such proved undeveloped reserves to be produced. This measure may differ from the measure used by other oil and natural gas companies.

“Gas” means natural gas.

“Full Cost Pool”     The full cost pool consists of all costs associated with property acquisition, exploration, and development activities for a company using the full cost method of accounting. Additionally, any internal costs that can be directly identified with acquisition, exploration and development activities are included. Any costs related to production, general corporate overhead or similar activities are not included.

“Gathering System” means a system of pipelines, compressor stations and any other related facilities that gathers natural gas from a supply region and transports it to the major transmission systems.

“Gross” when used with respect to acres or wells, means the total acres or wells in which we have a working interest.

“Held-by-production”     A provision in an oil, gas and mineral lease that perpetuates a company’s right to operate a property or concession as long as the property or concession produces a minimum paying quantity of oil or gas.

“Horizontal Drilling” means drilling a well that deviates from the vertical and travels horizontally through a prospective reservoir.

“Horizontal Wells”     Wells which are drilled at angles greater than 70 degrees from vertical.

“Hydrocarbons” means an organic chemical compound of hydrogen and carbon.  Hydrocarbons are a large class of liquid, solid or gaseous organic compounds, which are the basis of almost all petroleum products.

“Infill drilling” means drilling of a well between known producing wells to better exploit the reservoir.

“Initial production rate” means generally, the maximum 24 hour production volume from a well.

“Lease” means a formal agreement between two or more parties where the owner of the land grants another party the right to drill and produce hydrocarbons in exchange for payment.

“Mcf” means thousand cubic feet.

“Mmcf/d” means one million cubic feet of natural gas per day.

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

“NYMEX” means the New York Mercantile Exchange.

“Overriding royalty interest”     means an interest in an oil and/or natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

“Operator” means the individual or company responsible for the exploration, development and production of an oil or gas well or lease.

“Play” means a portion of the exploration and production cycle following the identification by geologists and geophysicists of areas with potential oil and gas reserves.

“Pipeline” means all parts of a physical facility through which gas is transported, including pipe, valves and other appendages attached to the pipe, compressor units, metering stations, regulator stations, delivery stations, holders, and fabricated assemblies.

“Present Value”, “PV-10” or “Standardized Measure” when used with respect to oil and gas reserves, is the pre-tax present value, discounted at an annual rate of 10%, of the estimated future gross revenues to be generated from the production of proved reserves calculated in accordance with the guidelines of the SEC, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation (except to the extent a contract specifically provides otherwise), without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization.

“Productive Wells” or “Producing Wells” consist of producing wells and wells capable of production, including natural gas wells waiting on pipeline connections.

“Proved Reserves”   means those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

“Recompletion” means an operation within an existing well bore to make the well produce oil and/or gas from a different, separately producible zone other than the zone from which the well had been producing.

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

“Undeveloped Reserves” means reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

“Workovers” means operations on a producing well to restore or increase production.

AVAILABILITY OF INFORMATION

We file annual, quarterly and current reports and proxy statements with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file our reports with the SEC electronically. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding Cubic Energy, Inc. and other companies that file electronically with the SEC.

Our website address is www.cubicenergyinc.com. We make available on our website free of charge copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information set forth in this Report, in connection with any investment decision regarding shares of our common stock. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. Some information in this Report may contain “forward-looking” statements that discuss future expectations of our financial condition and results of operation. The risk factors noted in this section and other factors could cause our actual results to differ materially from those contained in any forward-looking statements.

Fluctuations in oil and natural gas prices, which have been volatile at times, may adversely affect our revenues as well as our ability to maintain or increase our borrowing capacity, repay current or future indebtedness and obtain additional capital.

Our future financial condition, access to capital, cash flow and results of operations depend upon the prices we receive for our oil and natural gas. We are particularly dependent on prices for natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Factors that affect the prices we receive for our oil and natural gas include:

•                  the level of domestic production;

•                  the availability of imported oil and natural gas;

•                  political and economic conditions and events in foreign oil and natural gas producing nations, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, and acts of terrorism or sabotage;

•                  the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•                  the cost and availability of transportation and pipeline systems with adequate capacity;

•                  the cost and availability of other competitive fuels;

•                  fluctuating and seasonal demand for oil, natural gas and refined products;

•                  concerns about global warming or other conservation initiatives and the extent of governmental price controls and regulation of production;

•                  weather;

•                  foreign and domestic government relations; and

•                  overall economic conditions, particularly the recent worldwide economic slowdown which has put downward pressure on oil and natural gas prices and demand.

In the past, prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue. During fiscal 2010, the Henry Hub spot price for natural gas fluctuated from a high of $6.00 per Mcf to a low of $3.06 per Mcf, while the NYMEX West Texas Intermediate crude oil price ranged from a high of $84.29 per Bbl to a low of $64.15 per Bbl.

Our revenues, cash flow and profitability and our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital depend substantially upon oil and natural gas prices.

We face significant competition, and many of our competitors have resources in excess of our available resources.

The oil and gas industry is highly competitive. We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of producing properties and exploratory prospects and sale of crude oil, natural gas and natural gas liquids. Our competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of our competitors are large, well established companies with substantially larger operating staffs and greater capital resources than us. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

Exploratory drilling is a speculative activity that may not result in commercially productive reserves and may require expenditures in excess of budgeted amounts.

Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by us or in which we have an interest will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. Our future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on our financial condition and results of operations.

Our operations are also subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, down hole fires, mechanical failures, blowouts, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. We participate in insurance coverage maintained by the operators of our wells, although there can be no assurances that such coverage will be sufficient to prevent a material adverse effect to us if any of the foregoing events occur.

We may not identify all risks associated with the acquisition of oil and natural gas properties, and any indemnifications we receive from sellers may be insufficient to protect us from such risks, which may result in unexpected liabilities and costs to us.

Generally, it is not feasible for us to review in detail every individual property involved in an acquisition. Our business strategy focuses on acquisitions of oil and natural gas properties capable of production. Any future acquisitions will require an assessment of recoverable reserves, title, future oil and natural gas prices, operating costs, potential environmental hazards, potential tax and other liabilities and other factors. Ordinarily, our review efforts are focused on the higher-valued properties. Even a detailed review of properties and records may not reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. We do not inspect every well that we acquire. Potential problems, such as deficiencies in the mechanical integrity of equipment or environmental conditions that may require significant remedial expenditures, are not necessarily observable even when we inspect a well. Any unidentified problems could result in material liabilities and costs that negatively impact our financial condition and results of operations.

Even if we are able to identify problems with an acquisition, the seller may be unwilling or unable to provide effective contractual protection or indemnity against all or part of these problems. Even if a seller agrees to provide indemnity, the indemnity may not be fully enforceable, may be limited by floors and caps on such indemnity, and the financial wherewithal of such seller may constrain the protection provided by such indemnity.

We have a history of operating losses and may not be profitable. If we are not able to achieve and maintain profitability in the future, we might not be able to access funds through debt or equity financings.

We incurred losses of $(4,936,625) and $(24,762,516) for the fiscal years ended June 30, 2010 and 2009, respectively. Our accumulated deficit as of June 30, 2010 was $(54,390,686). Historically, we have funded our operating losses, acquisitions and drilling costs primarily through a combination of private offerings of convertible debt, senior secured debt, and equity securities.  We have no assurance that we will be able to obtain an increase in our borrowing base to permit us to access any of the remaining $10,000,000 capacity, under our current Wells Fargo Credit Agreement facility.  In the summer of 2012, we must repay or refinance all amounts payable to Wells Fargo under the Credit Agreement. Our success in obtaining the necessary capital resources to fund the repayment to Wells Fargo as well as future costs associated with our operations and drilling plans is dependent upon our ability to: (i) increase revenues through acquisitions and recovery of our proved producing and proved developed non-producing oil and gas reserves; (ii) maintain effective cost controls at the corporate administrative office and in field operations; and (iii) obtain additional financing. However, even if we achieve some success with our plans, there can be no assurance that we will be able to generate sufficient revenues to achieve significant profitable operations or to fund our drilling plans.

We have substantial capital requirements necessary for undeveloped properties for which we may not be able to obtain adequate financing.

The majority of our oil and gas reserves are undeveloped. At June 30, 2010, we had proved undeveloped reserves of 26,490,670 Mcfe, which represent approximately 91% of our total proved reserves of 29,157,280 Mcfe. Recovery of the Company’s future undeveloped reserves will require significant capital expenditures to further develop these reserves during fiscal 2011 and for the foreseeable future. No assurance can be given that our financing sources will be sufficient to fund our costs for third-party operators’ development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any failure to see increases in natural gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

As of June 30, 2010, we had a Drilling Credit balance of $27,219,160 with EXCO to fund the drilling and completion of Company acreage being operated by EXCO.  Once this Drilling Credit is exhausted, the Company will be obligated to pay its share of the drilling and completion costs for wells operated by EXCO on our acreage.  Further, the Company maintains material leaseholds in units operated by Goodrich, Chesapeake, El Paso and Indigo Minerals and it is expected that the Company will be required to expended significant monies in the near term in order to participate in the drilling and completion of wells operated by these other companies.

Development of our properties will require additional capital resources. There can be no assurance that sufficient cash on hand or additional financing (on either favorable or unfavorable terms) will be available, when required, to fund the development. Any inability to obtain additional financing could have a material adverse effect on us, including requiring us to cease our oil and gas development plans or not being able to maintain our working interest due to failure to pay our share of expenses. Any additional financing may involve substantial dilution to the interests of our shareholders at that time.

We are subject to uncertainties in reserve estimates and future net cash flows.

This Report contains estimates of our oil and gas reserves and the expected future net cash flows from those reserves, most of which have been prepared by an independent petroleum consultant. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this report are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

The present value of future net reserves discounted at 10% (the “PV-10”) of proved reserves referred to in this report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are based on an average price of the first day of each month of the last 12 months and a differential of the price per Mcf received by the Company, and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, our reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors. See “Item 1. Business — Oil and Gas Reserves.”

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

We cannot control the development of the properties we own but do not operate, which may adversely affect our production, revenues and results of operations.

As of June 30, 2010, third parties operate wells that represent almost all of our proved reserves. As a result, the success and timing of our drilling and development activities on those properties depend upon a number of factors outside of our control, including:

•                  the timing and amount of capital expenditures;

•                  the operators’ expertise and financial resources;

•                  the approval of other participants in drilling wells; and

•                  the selection of suitable technology.

If drilling and development activities are not conducted on these properties or are not conducted on a timely basis, we may be unable to increase our production or offset normal production declines, which may adversely affect our production, revenues and results of operations.

New SEC and GAAP reserve reporting requirements may affect the results of our reserve estimates and could change our relative positioning in the industry with regard to reserve estimates.

On December 31, 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” amending and expanding its disclosure requirements for oil and natural gas producing companies. The new rules and disclosure requirements are effective as of December 31, 2009. On January 16, 2010, the Financial Accounting Standards Board adopted rules conforming GAAP to the new SEC definitions and rules. These changes are the first major modifications to the accounting-based reserve reporting requirements since 1982. Among other things, the new SEC rules modify various definitions impacting categories of oil and natural gas reserves and replace the previous pricing mechanism of using the last day of our fiscal year by using an average price mechanism based on the first day of each of the last twelve months for purposes of computing reserve quantities as of December 31, 2009 and subsequent periods. In addition, these new requirements not only require oil and gas companies to report proved reserves, but also permit voluntary disclosure of ‘probable’ and ‘possible’ reserves. While the new rules are intended to provide investors with a more complete picture of the reserves of reporting companies, and were made with an eye towards continuing to recognize new technologies and knowledge about the geology and extent of oil and natural gas fields, these changes will potentially affect the results of our reserve estimates and application of these new reserve reporting rules by competitors may change our relative positioning in the industry as a whole with regards to reserve estimates.

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

As of September 8, 2010, our executive officers, directors and their affiliates and certain 5% shareholders hold approximately 57.6% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence or control over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

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

Our common stock is traded on the NYSE Amex, LLC (the “AMEX”). The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, if our common stock does not continue to trade in that or another suitable trading market.

As of September 8, 2010, the trading price of our common stock was below $1.00 per share. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of our drilling results and other events or factors. In addition, the U.S. stock market has from time to time experienced extreme price and volume fluctuations that have affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our securities.

We may experience adverse consequences because of required indemnification of officers and directors.

Provisions of our Certificate of Formation and Bylaws provide that we will indemnify any director and officer as to liabilities incurred in their capacity as a director or officer and on those terms and conditions set forth therein to the fullest extent of Texas law. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by us and prevent any recovery from our officers, directors, agents and employees for losses incurred by us as a result of their actions.

Certain anti-takeover provisions may discourage a change in control.

Provisions of Texas law and our Certificate of Formation and Bylaws may have the effect of delaying or preventing a change in control or acquisition of the Company. Our Certificate of Formation and Bylaws include “blank check” preferred stock (the terms of which may be fixed by our Board of Directors without shareholder approval), and certain procedural requirements governing shareholder meetings. These provisions could have the effect of delaying or preventing a change in control of the Company.

We do not intend to declare cash dividends on Common Stock in the foreseeable future.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, which we collectively refer to as Section 404, require us to evaluate our internal controls over financial reporting to allow management to report on those internal controls as of the end of each year. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

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

We may not have satisfactory title or rights to our properties.

Our contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. A title opinion obtained on the drill site prior to drilling does not necessarily ensure satisfactory title. We believe we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At June 30, 2010, our leaseholds for some of our net acreage were being kept in force by virtue of production.  The majority of our acreage is in Northwest Louisiana and the climate in Northwest Louisiana has become increasingly hostile and litigious towards oil and gas companies.  Mineral owners are looking for opportunities to make additional money from their minerals and/or cause leases to expire. In the normal course of our business, title defects and lease issues of varying degrees will arise, and, if practicable, reasonable efforts will be made to cure any such defects and issues.

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

Governmental regulations could adversely affect our business.

Our business is subject to certain federal, state and local laws and regulations on taxation, the exploration for and development, production and marketing of oil and natural gas, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, prevention of waste and other matters. These laws and regulations have increased the costs of our operations.

In addition, these laws and regulations, and any others that are passed by the jurisdictions where we have production, could limit the total number of wells drilled or the allowable production from successful wells, which could limit our revenues.

Laws and regulations relating to our business frequently change, and future laws and regulations, including changes to existing laws and regulations, could adversely affect our business.

In particular and without limiting the foregoing, various tax proposals currently under consideration could result in an increase and acceleration of the payment of federal income taxes assessed against independent oil and natural gas producers, for example by eliminating the ability to expense intangible drilling costs, removing the percentage depletion allowance and increasing the amortization period for geological and geophysical expenses. Any of these changes would increase our tax burden.

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

Environmental liabilities could adversely affect our business.

In the event of a release of oil, natural gas or other pollutants from our operations into the environment, we could incur liability for any and all consequences of such release, including personal injuries, property damage, cleanup costs and governmental fines. We could potentially discharge these materials into the environment in several ways, including:

•                  from a well or drilling equipment at a drill site;

•                  leakage from gathering systems, pipelines, transportation facilities and storage tanks;

•                  damage to oil and natural gas wells resulting from accidents during normal operations; and

•                  blowouts, cratering and explosions.

In addition, because we may acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage, including historical contamination, caused by such former operators. Additional liabilities could also arise from continuing violations or contamination that we have not yet discovered relating to the acquired properties or any of our other properties.

To the extent we incur any environmental liabilities, it could adversely affect our results of operations or financial condition.

Climate change legislation, regulation and litigation could materially adversely affect us.

There is an increased focus by local, state and national regulatory bodies on greenhouse gas (“GHG”) emissions and climate change. Various regulatory bodies have announced their intent to regulate GHG emissions, including the United States Environmental Protection Agency, which promulgated several GHG regulations in 2010 and late 2009. As these regulations are under development or are being challenged in the courts, we are unable to predict the total impact of these potential regulations upon our business, and it is possible that we could face increases in operating costs in order to comply with GHG emission legislation.

Passage of legislation or regulations that regulate or restrict emissions of GHG, or GHG-related litigation instituted against us or our customers, could result in direct costs to us and could also result in changes to the consumption and demand for natural gas and carbon dioxide produced from our oil and natural gas properties, any of which could have a material adverse effect on our business, financial position, results of operations and prospects.

Horizontal drilling activities could be subject to increased regulation and could expose us to environmental risks that could adversely affect us.

Legislation relating to horizontal drilling activities that could impose new permitting disclosure or other environmental restrictions or obligations on our operations is currently being considered at the federal level, and may in the future be considered at the state or local level. In particular, the U.S. Congress recently signaled a renewed interest in certain downhole injection activities, some of which we utilize in our operations. The focus may lead to new legislation or regulations that could affect our operations. Any additional requirements or restrictions on our operations could result in delays, increased operating costs or a requirement to change or eliminate certain drilling and injection activities in a manner that may materially adversely affect us. In addition, because horizontal drilling involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production, it is also possible that our drilling and injection operations could adversely affect the environment, which could result in a requirement to perform investigations or clean-ups or in the incurrence of other unexpected material costs or liabilities.

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

Item 3. Legal Proceedings.

We are party to lawsuits arising in the normal course of business. We intend to defend these actions vigorously and believe, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to our financial position or results of operations. The majority of our acreage is in Northwest Louisiana and the climate in Northwest Louisiana has become increasingly hostile and litigious towards oil and gas companies. Mineral owners are seeking opportunities to make additional money from their minerals and/or to cause leases to expire. In the normal course of our business, title defects and lease issues of varying degrees will arise, and, if practicable, reasonable efforts will be made to cure any such defects and issues.

A lawsuit was filed on or about June 15, 2010, styled, “Gloria’s Ranch, LLC v. Tauren Exploration, Inc., Cubic Energy, Inc., Wells Fargo Energy Capital, Inc. & EXCO USA Asset, LLC”, filed in the 1st Judicial District Court, Caddo Parish, Louisiana, Cause No. 541-768, A.  This lawsuit alleges that all or part of the Gloria’s Ranch mineral lease has lapsed, and seeks a finding that the mineral lease has lapsed, damages, attorney fees, and other equitable relief. This lawsuit would have a material effect, of a maximum of 17%, on the acreage position of the Company if ultimately adjudicated entirely in favor of the mineral owner. The Company intends to vigorously defend its position and believes it will prevail regarding a majority, if not all, of the acreage at issue in this lawsuit.

Item 4.  (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock and Market

The common stock of the Company is traded on the NYSE Amex, LLC (the “AMEX”) under the trading symbol “QBC”. Prior to August 4, 2008, the common stock of the Company was traded on the Over-The-Counter Bulletin Board (the “OTCBB”) under the trading symbol “QBIK”.

At September 8, 2010, there were 75,394,579 shares of common stock outstanding held by approximately 802 shareholders of record.

Under its Amended and Restated Certificate of Formation, the Company is authorized to issue one class of up to 120,000,000 common shares, par value $0.05 per share, and one class of up to 10,000,000 preferred shares, par value $0.01 per share. As of September 8, 2010, there were 105,904 preferred shares of the Company outstanding.

Common Stock Price Range

The following table shows, for the periods indicated, the range of high and low bid price information for our common stock as reported by the OTCBB through August 3, 2008, and thereafter the high and low sales price information on the AMEX. Any market for our common stock should be considered sporadic, illiquid and highly volatile. Prices on the OTCBB reflect inter-dealer quotations, without adjustment for retail markup, markdowns or commissions, and may not represent actual transactions. Our common stock’s trading range during the periods indicated is as follows:

Fiscal Year 2009	High	Low
1st Quarter	$3.95	$2.10
2nd Quarter	$2.10	$1.08
3rd Quarter	$2.00	$1.19
4th Quarter	$1.82	$1.08

Fiscal Year 2010	High	Low
1st Quarter	$1.18	$0.94
2nd Quarter	$1.70	$0.89
3rd Quarter	$1.40	$1.02
4th Quarter	$1.15	$0.81

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

We did not purchase any of our equity securities during the fourth quarter of fiscal 2010.

Shareholder Return Performance Graph

The following graph compares the cumulative total shareholder return on our common stock during the five years ended June 30, 2010 with the cumulative total shareholder return of the Russell 2000 Index and a peer group of 14 oil and gas exploration and production companies comprised of Abraxas Petroleum Corporation, GMX Resources Inc., Petrohawk Energy Corporation, Chesapeake Energy Corporation, Goodrich Petroleum Corporation, Northern Oil & Gas Inc., Comstock Resources Inc., EXCO Resources Inc., Penn Virginia Corporation, Quicksilver Resources Inc., Range Resources Corporation, Southwestern Energy Company, Delta Petroleum Corporation,  and SM Energy Company (collectively referred to as the “Peer Group Index”). The comparison assumes an investment of $100 on June 30, 2005 in each of our common stock, the Russell 2000 Index and the Peer Group Index.

	6/30/2005	6/30/2006	6/30/2007	6/30/2008	6/30/2009	6/30/20010
Cubic Energy, Inc.	$100.00	$79.21	$131.68	$414.85	$106.93	$89.11
Russell 2000 Index	$100.00	$113.29	$130.33	$107.82	$79.46	$94.50
Peer Group Index	$100.00	$120.21	$153.64	$284.14	$105.48	$107.85

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2010 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

	Number of	Weighted
	securities to be	average	Number of shares
	issued upon	exercise price	of common stock
	exercise of	of outstanding	remaining available
	outstanding	options,	for future issuance
	options, warrants	warrants and	under equity
	and rights	rights	compensation plans
2005 Stock Option Plan approved by shareholders	—	$—	2,736,486
Equity compensation plans not approved by shareholders	—	$—	—
Total	—		2,736,486

Item 6. Selected Financial Data.

The following table presents a summary of our financial information for the periods indicated. It should be read in conjunction with our Financial Statements and related notes (beginning on page F-1 at the end of this report) and other financial information included herein.

	Year ended June 30,
(In thousands, except per share data)	2010	2009	2008	2007	2006
Statements of Operations Data:
Total oil and gas sales revenues	$3,486	$1,858	$2,302	$583	$509
Costs and expenses:
Oil and gas production, operating and development costs	1,845	1,372	1,163	481	338
General and administrative expenses	2,389	1,940	2,488	1,325	1,401
Depreciation, depletion and amortization	1,153	772	2,152	362	179
Impairment loss on oil and gas properties	—	20,391	—	1,791	—
Total costs and expenses	5,387	24,475	5,803	3,958	1,918
Operating income (loss)	(1,901)	(22,617)	(3,501)	(3,376)	(1,409)
Non-operating income (expense):
Other income, net	5	34	46	38	6
Interest expense, net	(4,714)	(2,045)	(1,580)	(1,279)	(639)
Amortization of loan costs	(73)	(135)	(94)	(101)	(67)
Total non-operating income (expense)	(4,783)	(2,146)	(1,628)	(1,342)	(700)
Loss on extinguishment of debt, net	1,748	—	—	(1,083)	(660)
Loss from operations before income taxes	(4,937)	(24,763)	(5,129)	(5,801)	(2,769)
Income tax expense (benefit)	—	—	—	—	—
Net income (loss)	$(4,937)	$(24,763)	$(5,129)	$(5,801)	$(2,769)
Net loss per common share - basic and diluted	$(0.07)	$(0.40)	$(0.09)	$(0.12)	$(0.07)
Weighted average common shares outstanding	67,584	61,150	56,974	50,338	38,477

Statements of Cash Flow Data:
Cash provided by (used in) operating activities	$(682)	$(2,152)	$(1,234)	$(1,802)	$(964)
Cash provided by (used in) investing activities	$(5,736)	$(5,589)	$(15,513)	$(4,052)	$(4,800)
Cash provided by (used in) financing activities	$6,738	$5,668	$15,768	$8,717	$5,765

Balance Sheet Data (at end of period):
Working capital (deficit)	$(1,436)	$(27,823)	$1,747	$2,607	$(1,357)
Oil and gas properties, and equipment, net	$8,923	$11,710	$26,858	$13,666	$11,820
Total assets	$38,196	$12,127	$29,491	$18,108	$13,373
Long-term liabilities, net of discounts	$20,984	$—	$22,971	$7,627	$5,155
Total liabilities	$24,434	$28,150	$23,632	$9,313	$7,320
Shareholders’ equity	$13,762	$(16,023)	$5,858	$8,795	$6,053

Other Financial Data:
Non-cash stock-based compensation	$396	$385	$1,255	$490	$727

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “risk factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Cubic Energy, Inc. is an independent upstream energy company engaged in the development and production of, and exploration for, crude oil and natural gas. Our oil and gas assets and activities are concentrated exclusively in Louisiana and Texas.

Our corporate strategy with respect to our asset acquisition and development efforts was to position the Company in a low risk opportunity while building main stream high yield reserves.  The acquisition of our Cotton Valley acreage in DeSoto and Caddo Parishes, Louisiana, put us in a reservoir rich environment both in the Cotton Valley and Bossier/Haynesville Shale formations, and gives us the potential to discover additional commercial horizons that can add value to the bottom line. We have had success on our acreage with wells drilled by achieving production from not only the Cotton Valley and Bossier/Haynesville Shale formations, but also the Hosston formations.

Summary Operating, Reserve and Other Data

The following table presents an unaudited summary of certain operating and oil and natural gas reserve data, and non-GAAP financial data for the periods indicated:

	Year ended June 30,
	2010	2009	2008	2007	2006
Operating Data:
Proved Reserves (Bcfe)	29.2	21.1	6.6	4.3	2.9
Production (Mcfe)	806,102	300,712	244,665	76,214	59,798
Producing wells at end of period, gross	40	43	32	22	17
Producing wells at end of period, net	11.81	21.44	18.42	14.42	13.07
Acreage, gross	13,594	14,466	14,711	17,542	16,913
Acreage, net	5,324	6,077	6,151	7,364	7,073

Production:
Oil (Bbl)	1,364	1,681	1,682	967	1,047
Natural gas (Mcf)	792,433	279,516	228,219	70,412	53,516
Natural gas liquids (gallons)	38,411	77,772	44,476	—	—
Total oil, gas and liquids (Mcfe)	806,100	300,712	244,665	76,214	59,798
Average daily (Mcfe)	2,208	824	668	209	164

Weighted Average Sales Prices:
Oil (per Bbl)	$70.08	$66.52	$102.15	$61.68	$59.90
Natural gas (per Mcf)	$5.08	$3.72	$9.01	$7.44	$8.34
Natural gas liquids (per gallon)	$1.25	$1.02	$1.66	n/a	n/a
Natural gas equivalent (per Mcfe)	$4.32	$6.18	$9.41	$7.65	$8.51

Selected Expenses per Mcfe:
Production costs	$1.27	$3.98	$3.60	$4.18	$5.05
Workover expenses (non-recurring)	$0.05	$0.12	$0.11	$1.40	$—
Severance taxes	$0.15	$0.20	$0.29	$0.39	$0.39
Other revenue deductions	$0.65	$0.27	$0.75	$0.35	$0.22
Total lease operating expenses	$2.13	$4.57	$4.75	$6.32	$5.66
General and administrative expenses:
Non-cash stock-based compensation	$0.49	$1.28	$5.13	$6.43	$12.15
Other general and administrative	$2.47	$5.17	$5.04	$10.96	11.27
Total general and administrative	$2.96	$6.45	$10.17	$17.39	$23.42
Depreciation, depletion and amortization	$1.43	$2.55	$8.80	$4.76	$3.00

RESULTS OF OPERATIONS

Comparison of Fiscal 2010 to Fiscal 2009

Revenues

OIL AND GAS SALES increased 88% to $3,486,171 for fiscal 2010 from $1,858,139 for fiscal 2009 primarily due to increased gas volumes resulting from 14 new Haynesville Shale wells, of which nine are operated by Chesapeake Energy Corporation, three are operated by Goodrich Petroleum Corporation and two are operated by EXCO Resources, Inc. This increase was mitigated by the average price of natural gas being $4.32 per Mcf for fiscal 2010 and $6.18 per Mcf for fiscal 2009.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) increased 34% to $1,845,153 (53% of oil and gas sales) for fiscal 2010 from $1,372,041 (74% of oil and gas sales) for fiscal 2009 primarily due to more wells being on-line in Louisiana, which resulted in: a $439,379 increase in costs passed-through to the Company by the purchaser of the Company’s gas, a $65,000 increase in production taxes and a $53,660 increase in non-operated property expenses. These increases were somewhat offset by a $151,724 decrease in common facility costs and $128,098 decrease in salt water hauling.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) increased 23% to $2,389,073 for fiscal 2010 from $1,940,025 in fiscal 2009 as a result of: a $128,965 increase in marketing expense, a $165,597 increase in legal fees due in part to the support needed to address the NYSE Amex non-compliance issue, related expenses in connection with the November 2009 transaction between the Company, Tauren and Langtry and costs of amending the Wells Fargo Credit Facility. There was also a $63,054 increase in contracted professional services; $20,000 of which went to NYSE Amex non-compliance support and $23,000 went to Sarbanes-Oxley 404 compliance.

DEPRECIATION, DEPLETION AND AMORTIZATION (“DD&A”) increased 49% to $1,153,065 in fiscal 2010 from $771,861 in fiscal 2009 primarily due to an increase in capital expenditures in fiscal 2010 related to the non-operated development of oil and gas properties.

IMPAIRMENT OF OIL AND GAS PROPERTIES decreased to $0 in fiscal 2010 from $20,390,819 in fiscal 2009. The fiscal 2009 impairment resulted from a downward revision of our reserve estimates, which was effected by the following events: (i) we experienced delays related to third party providers in our Bethany Longstreet acreage, including not receiving contracted-for compression services, which temporarily delayed our ability to produce from these wells; (ii) we did not effectuate final completion of certain wells due to a shift in our focus to the development of our Johnson Branch acreage in Caddo Parish, Louisiana; and, (iii) the lack of production history in wells recently brought online lead to a sharper decline curve being utilized by RPS in formulating the reserve estimates.

GAIN ON DEBT EXTINGUISHMENT was realized in December 2009 as a result of the refinancing of the debt with Wells Fargo. The existing loan balance of $1,877,494 was decreased (written off) as a term of the amendment of the Wells Fargo credit facility that was extinguished, which was partially offset by debt extinguishment costs of $129,871. This created an overall gain on debt extinguishment of $1,747,623 for fiscal 2010.

INTEREST EXPENSE, INCLUDING AMORTIZATION OF LOAN DISCOUNT increased 131% to $4,714,386 in fiscal 2010 from $2,044,718 in fiscal 2009 primarily due to an increase in debt (before discounts) to $32,000,000 at June 30, 2010 from $27,000,000 at June 30, 2009. This increase resulted from the drawing down of our revolving credit line of $5,000,000 (before discounts) of our Amended Wells Fargo

Credit Facility. The weighted average debt balance (before discounts) for fiscal 2010 was $29,616,438 as compared to $26,565,452 in fiscal 2009. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $3,178,416 being recorded in fiscal 2010 as compared to $514,620 in fiscal 2009. There was a decrease in the capitalization of interest expense to the full cost pool for oil and gas properties of $12,737 in fiscal 2010 as compared to $30,682 in fiscal 2009.

Comparison of Fiscal 2009 to Fiscal 2008

Revenues

OIL AND GAS SALES decreased 19% to $1,858,139 for fiscal 2009 from $2,302,310 for fiscal 2008 primarily due to lower gas volumes resulting from a steep production decline-curve and lack of funds to workover existing wells and a 34% decrease in the weighted average sales price for gas (per Mcf). This decline was mitigated by the Company having an average of approximately 22 (gross) wells being on-line in Louisiana in fiscal 2009 versus approximately 13 (gross) wells in fiscal 2008.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) increased 18% to $1,372,041 (74% of oil and gas sales) for fiscal 2009 from $1,162,489 (50% of oil and gas sales) for fiscal 2008 primarily due to more wells being on-line in Louisiana, which resulted in: a $104,002 increase in common facility expenses, a $101,272 increase in chemical cost and a $64,892 increase in salt water hauling costs. These increases were somewhat offset by a $102,366 decrease in costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) decreased 22% to $1,940,025 for fiscal 2009 from $2,488,133 in fiscal 2008 as a result of: a $857,099 decrease in non-cash stock compensation expense, due to a 68% decrease in the number of shares of common stock granted versus the prior year period. This decrease was somewhat offset by a $135,536 increase in corporate fees paid, which includes $115,042 in AMEX listing fees and a $4,000 increase due to adding two more outside directors, a $48,563 increase in legal fees due in part to the support needed to address the NYSE Amex non-compliance issue; and $116,870 in contract services fees related to management’s transition to a new chief financial officer, which occurred in fiscal 2009, but did not occur in the prior year period.

DEPRECIATION, DEPLETION AND AMORTIZATION (“DD&A”) decreased 64% to $771,861in fiscal 2009 from $2,152,096 in fiscal 2008 primarily due to a decrease in capital expenditures in fiscal 2009 related to the acquisition and development of oil and gas properties.

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

On November 24, 2009, the Company entered into transactions with Tauren Exploration, Inc. (“Tauren”) and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Calvin Wallen III, the Chief Executive Officer of the Company, under which the Company acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company expects to use the Drilling Credits to fund $30,952,810 of its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company which are now operated by a third party. As of June 30, 2010, $27,219,160 was the remaining balance of the Drilling Credits.

Product prices, over which we have no control, have a significant impact on revenues from production and the value of such reserves and thereby on the Company’s borrowing capacity in the event the Company determines to borrow additional funds. Within the confines of product pricing, the Company needs to be able to find and develop or acquire oil and gas reserves in a cost effective manner in order to generate sufficient financial resources through internal means to complete the financing of its capital expenditure program.

During the twelve months ended June 30, 2010, the Company used cash flows from operating activities of $681,713 as compared to $2,152,187 in fiscal 2009. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Working Capital and Cash Flow

The Company’s working capital increased to ($1,435,908) at June 30, 2010 from ($27,822,536) at June 30, 2009. This increase was primarily due to $27,000,000 of debt scheduled to mature on March and April 2010, becoming a part of current liabilities at June 30, 2009. This debt was subsequently refinanced to a maturity date of July 1, 2012.

The Company anticipates the following capital expenditures in the remainder of fiscal 2011: completions of up to four wells in its Johnson Branch acreage and up to four wells in its Bethany Longstreet acreage; drilling of these wells by a third party operator will use most of the $27,219,160 Drilling Credits balance remaining and these new non-operated wells could produce enough revenue to continue to permit us to pay our expenses and service current debt as they come due. As a result, our projected capital expenditures are expected to be in a range of approximately $20,000,000 to $30,000,000 for fiscal 2011.

Due to the significant downturn in the price of natural gas, continued prudence will be exercised in the undertaking of any new operations during the near term. No assurance can be given that all or any of these anticipated projects will be completed as currently anticipated. While we have re-negotiated with Wells Fargo our revolving note to $40 million, which was subject to a borrowing base limitation of $25 million at

June 30, 2010 (currently $30 million), and extended the maturity date to July 1, 2012, we believe that we currently have cash on hand to continue to meet our obligations and fund our projected capital expenditures for fiscal 2011.

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

Capital Expenditures

The majority of our oil and gas reserves are undeveloped. As such, recovery of the Company’s future undeveloped proved reserves will require significant capital expenditures. Our management estimates that aggregate capital expenditures ranging from a minimum of approximately $20,000,000 (from currently available funds, Drilling Credits and projected cash from operating activities) to a maximum of approximately $30,000,000 will be made to further develop these reserves during fiscal 2011. Moreover, additional capital expenditures may be required for exploratory drilling on our undeveloped acreage. The Company may increase its planned activities for fiscal 2011, if product prices improve. If product prices remain flat or go lower such activities and our capital expenditures, will be restricted.

Capital Resources

The Company plans to fund its development and exploratory activities through cash on hand (which was approximately $1,750,000 as of the date of this filing), the Drilling Credits, cash provided from operations; and one of, or a combination of, the following potential transactions: a private placement of common stock; a public offering of common stock; a joint venture with an industry partner in which we would or could farm-out a to-be-determined percentage of our working interests in certain properties; a disposition of assets; or other transactions.

While we expect production from the wells drilled and completed in fiscal 2008, 2009, 2010 and subsequent to the end of fiscal 2010 to provide cash flow to support additional drilling in fiscal 2011, the Company cannot be certain that adequate funds will be available from cash on hand, operating cash flow, and the aforementioned potential transactions to fully fund the projected capital expenditures for fiscal 2011. Additionally, because future cash flows, the availability of borrowings, and the ability to consummate any of the aforementioned potential transactions are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company’s success in developing and producing new reserves, the uncertainty of financial markets and joint venture and merger and acquisition activity, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company’s development and exploration program, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploratory activities.

Although the Company believes it will be able to obtain funds pursuant to the above-mentioned alternatives, management cannot be assured that such capital resources will be available to the Company. If we are unable to obtain such capital resources on a timely basis, the Company may curtail its planned development and exploratory activities. If a well is proposed by a third-party operator and the Company does not have a drilling credit or the capital resources to participate in that well the Company might not receive any revenue generated by that well while still being required to fulfill the relevant royalty payment obligations to the mineral owner and other royalty holders.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the most critical accounting policies used in the preparation of our consolidated financial statements. We determined the critical policies by considering accounting policies that involve our most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to our proved reserves, accounts receivables, share-based payments, our choice of accounting method for oil and natural gas properties, goodwill, asset retirement obligations and income taxes.

We prepared our consolidated financial statements for inclusion in this report in accordance with GAAP. GAAP represents a comprehensive set of accounting and disclosure rules and requirements, and applying these rules and requirements requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The following is a discussion of our most critical accounting policies, judgments and uncertainties that are inherent in our application of GAAP.

Estimates of Proved Reserves

The proved reserves data included in this Annual Report on Form 10-K was prepared in accordance with SEC guidelines. The accuracy of a reserve estimate is a function of:

•                  the quality and quantity of available data;

•                  the interpretation of that data;

•                  the accuracy of various mandated economic assumptions; and

•                  the technical qualifications, experience and judgment of the persons preparing the estimates.

Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate. The assumptions used for our Bossier/Haynesville, Cotton Valley and Hosston well and reservoir characteristics and performance are subject to further refinement as more production history is accumulated.

You should not assume that the present value of future net cash flows represents the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves according to the requirements in the SEC’s Release No. 33-8995 Modernization of Oil and Gas Reporting, or Release No. 33-8995. Actual future prices and costs may be materially higher or lower than the prices and costs used in the preparation of the estimate. Further, the mandated discount rate of 10% may not be an accurate assumption of future interest rates.

Proved reserves quantities directly and materially impact depletion expense. If the proved reserves decline, then the rate at which we record depletion expense increases, reducing net income. A decline in the estimate of proved reserves may result from lower market prices, making it uneconomical to drill or produce from higher cost fields. In addition, a decline in proved reserves may impact the outcome of our assessment of our oil and natural gas properties and require an impairment of the carrying value of our oil and natural gas properties.

Proved reserves are defined as those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether the estimates is a deterministic estimate or probabilistic estimate. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time.

The area of the reservoir considered as proved includes both the area identified by drilling and limited by fluid contacts, if any, and adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil and gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establish a lower contact with reasonable certainty.

Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

Reserves that can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based, and the project has been approved for development by all necessary parties and entities, including governmental entities.

Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.

Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period before the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Accounting for oil and natural gas properties

The accounting for and disclosure of oil and natural gas producing activities requires that we choose between two GAAP alternatives; the full cost method or the successful efforts method.

We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Unproved property costs are not subject to depletion. We review our unproved oil and natural gas property costs on a quarterly basis to assess possible impairment or the need to transfer unproved costs to proved properties as a result of extension or discoveries from drilling operations. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus costs of acquired proved and unproved leaseholds.

During April 2004 we initiated leasing projects to acquire shale drilling rights in both the Johnson Branch and Bethany Longstreet fields in our Northeast Louisiana operating areas. In accordance with our policy and FASB ASC Subtopic 835-20 for Capitalization of Interest, we began capitalizing interest on unproved properties.

We calculate depletion using the unit-of-production method. Under this method, the sum of the full cost pool and all estimated future development costs are divided by the total quantity of proved reserves. This rate is applied to our total production for the period, and the appropriate expense is recorded. We capitalize the portion of general and administrative costs, including share-based compensation that is attributable to our acquisition, exploration, exploitation and development activities.

Under the full cost method of accounting, sales, dispositions and other oil and natural gas property retirements are generally accounted for as adjustments to the full cost pool, with no recognition of gain or loss unless the disposition would significantly alter the relationship between capitalized costs and proved reserves. Gain or loss recognition on divestiture or abandonment of oil and natural gas properties where disposition would result in a significant alteration of the depletion rate requires allocation of a portion of the amortizable full cost pool based on the relative estimated fair value of the disposed oil and natural gas properties to the estimated fair value of total proved reserves. As discussed under “Estimates of Proved Reserves,” estimating oil and natural gas reserves involves numerous assumptions.

Prior to our December 31, 2009 adoption of Release No. 33-8995, at the end of each quarterly period the unamortized cost of oil and natural gas properties, net of related deferred income taxes, was limited to the full cost ceiling, computed as the sum of the estimated future net revenues from our proved reserves using period-end prices, discounted at 10%, and adjusted for related income tax effects (ceiling test). In the event our capitalized costs exceeded the ceiling limitation at the end of the reporting period, we subsequently evaluated the limitation for price changes occurring after the balance sheet date to assess impairment. Beginning December 31, 2009, Release No. 33-8995 requires that the full cost ceiling be computed as the sum of the estimated future net revenues from proved reserves using the average, first-day-of-the-month price during the previous 12-month period, discounted at 10% and adjusted for related income tax effects. The new rule no longer allows a company to subsequently evaluate the limitation for subsequent prices changes. Under full cost accounting rules, any ceiling test write-downs of oil and natural gas properties may not be reversed in subsequent periods.

The quarterly calculation of the ceiling test is based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

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

Asset retirement obligations

We follow FASB ASC Subtopic 410-20 for Asset Retirement Obligations to account for legal obligations associated with the retirement of long-lived assets. ASC 410-20 requires these obligations be recognized at their estimated fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The costs of plugging and abandoning oil and natural gas properties fluctuate with costs associated with the industry. We periodically assess the estimated costs of our asset retirement obligations and adjust the liability according to these estimates.

Accounting for income taxes

Income taxes are accounted for using the liability method of accounting in accordance with FASB ASC Topic 740 for Income Taxes. We must make certain estimates related to the reversal of temporary differences, and actual results could vary from those estimates. Deferred taxes are recorded to reflect the tax benefits and consequences of future years’ differences between the tax basis of assets and liabilities and their financial reporting basis. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-based compensation

We account for share-based payments to employees using the methodology prescribed in FASB ASC Topic 718 for Stock Compensation. ASC Topic 718 requires share-based compensation to be recorded with cost classifications consistent with cash compensation.

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

Other Accounting Policies and Recent Accounting Pronouncements

On January 21, 2010, the FASB issued Accounting Standards Update No. 2010-06—Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 requires transfers, and the reasons for the transfers, between Levels 1 and 2 be disclosed, Level 3 reconciliations for fair value measurements using significant unobservable inputs should be presented on a gross basis, the fair value measurement disclosure should be reported for each class of asset and liability, and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring will be required for fair value measurements that fall in either Level 2 or 3. The update will be effective for interim and annual reporting periods beginning after December 15, 2009. This update currently will have no impact to our financial position.

On December 31, 2008, the SEC issued Release No. 33-8995, amending its oil and natural gas reporting requirements for oil and natural gas producing companies. On January 16, 2010, the FASB, issued Update No. 2010-03—Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures, or Update No. 2010-03, to align the oil and gas reserve estimation and disclosure requirements of the Codification with Release No. 33-8995.

The effective date of the new accounting and disclosure requirements is for annual reports filed for fiscal years ending on or after December 31, 2009.

Among other things, Release No. 33-8995 and Update No. 2010-03:

•                  Revises a number of definitions relating to oil and natural gas reserves to make them consistent with the Petroleum Resource Management System, which includes certain non-traditional resources in proved reserves;

•                  Permits the use of new technologies for determining oil and natural gas reserves;

•                  Requires the use of the simple average spot prices for the trailing twelve month period using the first day of each month in the estimation of oil and natural gas reserve quantities and, for companies using the full cost method of accounting, in computing the ceiling limitation test, in place of a single day price as of the end of the fiscal year;

•                  Permits the disclosure in filings with the SEC of probable and possible reserves and sensitivity of our proved oil and natural gas reserves to changes in prices;

•                  Requires additional disclosures (outside of the financial statements) regarding the status of undeveloped reserves and changes in status of these from period to period; and

•                  Requires a discussion of the internal controls in place in the reserve estimation process and disclosure of the technical qualifications of the technical person having primary responsibility for preparing the reserve estimates.

Other Accounting Policies and Recent Accounting Pronouncements

Please see “Notes to Financial Statements — Note B — Significant accounting policies” elsewhere herein.

Inflation

Although the level of inflation affects certain of the Company’s costs and expenses, inflation did not have a significant effect on the Company’s results of operations during fiscal 2010.

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

Interest Rate Risk

As of June 30, 2010, we had $32,000,000 of long-term debt outstanding under our Credit Facility, which matures on July 1, 2012, and the Wallen Note, which matures on September 30, 2012. This debt bears interest at the prime rate plus 2.0% for the Credit Facility and prime rate plus 1% for the Wallen Note. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at June 30, 2010, a 100 basis point change in interest rates would change our annual interest expense by approximately $320,000. We had no interest rate derivatives during fiscal 2010.

Item 8.    Financial Statements and Supplementary Data.

The Report of Independent Accountants, Financial Statements and any supplementary financial data required by this Item are set forth on pages F-1 through F-35 of this Report and are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a—15(f) and 15d—15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of June 30, 2010 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

Subsequent to our evaluation, there were no changes in internal controls or other factors that could materially affect, or are reasonably likely to materially affect, these internal controls. We maintain a system of internal control over financial reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table provides information concerning each of our directors as of September 8, 2010:

			Director
Name	Age	Position(s) Held with Cubic	Since
Calvin A. Wallen, III	55	Chairman of the Board, President and Chief Executive Officer	1997

Jon S. Ross	46	Corporate Secretary and Director	1998

Gene C. Howard	83	Director	1991

Herbert A. Bayer	61	Director	2003

Bob L. Clements	67	Director	2004

Phyllis K. Harding	64	Director	2009

William L. Bruggeman, Jr.	83	Director	2009

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

PHYLLIS K. HARDING joined Cubic’s Board of Directors in April 2009.  She has worked as an executive advisor for Diversified Dynamics Corporation, a privately held corporation controlled by William L. Bruggeman, Jr. since 1990.  From 2001 through 2008, she served on the Board of Directors of Dayport, a leader in video publishing, content, workflow and syndication solutions.  Dayport was acquired by EntriQ in 2008.  Ms. Harding has also served as Director since 2009 for Geospan Corporation and Geospan.com.  Geospan Corporation is a privately held industry leader in spatial imaging and visual mapping solutions.  She has worked with numerous corporations in various industries as the head of the consulting division for Grant Thornton LLP in Minneapolis from 1987 through 1988 and as a co-owner of Camelot Consultants, Inc. from 1989 through 1999.  Ms. Harding has three decades of operational, manufacturing, turn-around and strategic leadership experience with various clients and direct employment at The Valspar Corporation (1986 through 1987) and Procter & Gamble (1975 through 1986).  Ms. Harding is a graduate of the University of Wisconsin - Green Bay.

WILLIAM L. BRUGGEMAN, JR. joined the Company’s board in April 2009. He is the founder and controlling shareholder of Diversified Dynamics Corporation (founded in 1968) and its business divisions: Cat Pumps, a manufacturer of quality, industrial, positive displacement, triplex piston and plunger pumps and custom engineered pumping systems with over 40 years of experience in industrial high pressure systems; and HomeRight, as manufacturer of home improvement products.  Mr. Bruggeman has served as Director since 2009 for Geospan Corporation and Geospan.com.  Geospan Corporation is a privately held industry leader in spatial imaging and visual mapping solutions.  He is an entrepreneur and “angel investor” who has been involved in many successful start-up businesses.  He has been a significant investor in the oil and gas industries since the early 1990’s.  Mr. Bruggeman continues to be a major shareholder of Cubic Energy, Inc.  Mr. Bruggeman’s former employers include: McCullough Corporation, John Deere, L & A Products, and Minneapolis Moline.  Mr. Bruggeman is a veteran who served thirty months in the U.S. Navy in World War II and one year in the U.S. Marine Corp in Korea.  He has been a pilot for small engine planes and jets for 62 years.  Mr. Bruggeman graduated from Hamline University in St. Paul, Minnesota with a degree in Engineering.

There are no family relationships among any of the directors or executive officers of the Company. See “Certain Relationships and Related Transactions” for a description of transactions between the Company and its directors, executive officers or their affiliates.

Executive Officers

Name	Age	Position(s) Held with Cubic	Since
Calvin A. Wallen, III*	55	Chairman of the Board, President and Chief Executive Officer	1997

Larry G. Badgley	53	Chief Financial Officer	2008

Jon S. Ross*	46	Corporate Secretary and Director	1998

See Mr. Wallen’s and Mr. Ross’s biographies above.

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

Audit Committee; Financial Expert

The Audit Committee is comprised of Messrs. Howard (Chairman), Clements and Bayer. All of the members of the Audit Committee are “independent” under the rules of the SEC and the NYSE-Amex, LLC. The Board of Directors after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. Howard is the sole “audit committee financial expert” on the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and holders of more than 10% of the common stock to file with the SEC reports of ownership and changes in ownership of common stock. SEC regulations require those directors, executive officers, and greater than 10% shareholders to furnish the Company with copies of all Section 16(a) forms they file. Based on the Company’s review of reports, the Company believes that the directors, executive officers, and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements during fiscal 2010.

Director Independence

Messrs. Howard, Clements, Bayer and Bruggeman and Ms. Harding meet the independence standards for independent directors under the rules of the SEC and the rules of the AMEX, Messrs. Howard, Clements and Bayer also meet the independence standards for independent directors applicable to serving on the Audit Committee, under the rules of the SEC and the rules of the AMEX.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its directors, officers and employees. The Company will provide a copy of its Code of Ethics, without charge, to any person who makes such request in writing to the Company, attention:  Secretary.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

General. Our Board of Directors has established a Compensation Committee, comprised entirely of independent non-employee directors, with authority to set all forms of compensation of our executive officers. Messrs. Bayer, Clements and Howard comprised the Compensation Committee in fiscal 2010, with Mr. Howard serving as its Chairman. The Compensation Committee has overall responsibility for our executive compensation policies as provided in a written charter adopted by the Board of Directors. The Compensation Committee is empowered to review and approve the annual compensation and compensation procedures for our executives: the President and Chief Executive Officer, the Chief Financial Officer, and the Secretary. The Compensation Committee does not delegate any of its functions to others in setting compensation.

When establishing base salaries, cash bonuses and equity grants for each of the executives, the Compensation Committee considers the recommendations of the President and Chief Executive Officer and the Secretary, the executive’s role and contribution to the management team, responsibilities and performance during the past year and future anticipated contributions, corporate performance, and the amount of total compensation paid to executives in similar positions, and performing similar functions, at other companies for which data was available, as provided by third party compensation studies. One such study, published in September 2009 by Salary.com was a blind survey of over 1,000 companies located in the Dallas metropolitan area in the “Energy & Utilities” industry with less than 25 full-time equivalent employees. Another study, published in December 2008, included data from a survey of the following comparable companies: Abraxas Petroleum Corporation, Arena Resources, Inc., ATP Oil & Gas, Berry Petroleum Company, Canadian Superior Energy, Edge Petroleum and Goodrich Petroleum Corporation.

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

Compensation Philosophy. The Compensation Committee’s compensation philosophy is to reward executive officers for the achievement of short and long-term corporate objectives and for individual performance. The objective of this philosophy is to provide a balance between short-term goals and long-term priorities to achieve immediate objectives while also focusing on increasing shareholder value over the long term. Also, to ensure that we are strategically and competitively positioned for the future, the Compensation Committee has the discretion to attribute significant weight to other factors in determining executive compensation, such as maintaining competitiveness, pursuing growth opportunities and achieving other long-range business and operating objectives. The level of compensation should also allow us to attract, motivate, and retain talented executive officers that contribute to our long-term success. The compensation of our President and Chief Executive Officer and other executive officers is comprised of cash compensation and long-term incentive compensation in the form of base salary, discretionary bonuses and stock awards.

Executive Compensation Components. Our total compensation for the named executive officers consisted of:

•                  base salary,

•                  bonuses and

•                  long-term incentives in the form of common stock awards.

The Compensation committee believes that each of these components is necessary to achieve Cubic’s objective of retaining highly qualified executives and motivating the named executive officers to maximize shareholder return.

In setting fiscal 2010 compensation, the Compensation Committee considered the specific factors discussed below:

Base Salary. In setting the executive officers’ base salaries, the Compensation Committee considers the achievement of corporate objectives as well as individual performance. Because the Compensation Committee believes that executive compensation should be viewed in terms of a balanced combination of cash compensation (i.e., base salaries and bonuses) and long-term incentive (i.e., grants of stock), base salaries are targeted to approximate the low end of the range of base salaries paid to executives of similar companies for each position. To ensure that each executive is paid appropriately, the Compensation Committee considers the executive’s level of responsibility, prior experience, overall knowledge, contribution to business results, existing equity holdings, executive pay for similar positions in other companies, and executive pay within our company.

The base salaries paid to our named executive officers during fiscal 2010 are set forth below in the Summary Compensation Table. There were no increases in executive officers base salaries during fiscal 2010

Discretionary Bonuses. Executive bonuses are intended to link executive compensation with the attainment of Company goals. The actual payment of bonuses is primarily dependent upon the extent to which these Company-wide objectives are achieved. Determination of executive bonus amounts is not made in accordance with a strict formula, but rather is based on objective data combined with competitive ranges and internal policies and practices, including an overall review of both individual and corporate performance. No bonuses were paid to our named executive officers during fiscal 2010. For fiscal years 2008 and 2009, bonuses to executives were primarily based upon the achievement of certain business objectives including progress in meeting our expected drilling and completion schedule, and obtaining additional financing. The President and Chief Executive Officer has the discretion to recommend to the Compensation Committee to increase or decrease bonuses for all other executive officers, but any bonus amounts must be approved by the Compensation Committee.

Long-Term Incentives. On December 29, 2005, the shareholders of the Company approved the 2005 Stock Option Plan (the “Plan”) under which our executive officers may be, among other forms of compensation, compensated through grants of shares of our common stock and/or grants of options to purchase shares of common stock. The Compensation Committee approves Plan grants that provide additional incentives and align the executives’ long-term interests with those of the shareholders of the Company by tying executive compensation to the long-term performance of the Company’s stock price. Annual equity grants for our executives are typically approved in January.

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

The following table sets forth the estimated amounts that would be payable to each of the named executives upon a termination under the scenarios outlined above, excluding termination for Just Cause or on account of death or disability, assuming that such termination occurred on June 30, 2010. There can be no assurance that these scenarios would produce the same or similar results as those disclosed if a termination occurs in the future.

Without Just Cause/For Good Reason	Severance Payment (1)	Total
Calvin A. Wallen, III	$600,000	$600,000

Jon S. Ross	$450,000	$450,000

(1)         Represents 36 months of base salary.

Tax Considerations

Compliance with Section 162(m) of the Internal Revenue Code. Section 162(m) disallows a federal income tax deduction to publicly held companies for certain compensation paid to our Named Executive Officers to the extent that compensation exceeds $1 million per executive officer covered by Section 162(m) in any fiscal year. The limitation applies only to compensation that is not considered “performance based” as defined in the Section 162(m) rules. In designing our compensation programs, the Compensation Committee considers the effect of Section 162(m) together with other factors relevant to our business needs. We have historically taken, and intend to continue taking, appropriate actions, to the extent we believe desirable, to preserve the deductibility of annual incentive and long-term performance awards. However, the Compensation Committee has not adopted a policy that all compensation paid must be tax-deductible and qualified under Section 162(m). We believe that the fiscal 2010 base salary, annual bonus and stock grants paid to the individual executive officers covered by Section 162(m) did not exceed the Section 162(m) limit and will be fully deductible under Section 162(m).

Chief Executive Officer Compensation

Mr. Wallen received $200,000 in base salary for fiscal 2010. His annual base salary was not increased from fiscal year 2009. Mr. Wallen received no common stock awards during fiscal 2010.

Chief Financial Officer Compensation

Mr. Badgley’s salary has been established at $145,000 per year, plus a $300 per month health insurance subsidy. In February 2010, the health insurance subsidy increased to $500 per month. In the event that Mr. Badgley is terminated without cause, as determined by the Board of Directors of the Company, he will be entitled to three months salary. The Company and Mr. Badgley did not enter into a written employment agreement.

Summary Compensation Table

The following table shows information regarding the compensation earned during the fiscal years ended June 30, 2010, 2009 and 2008 by our Chief Executive Officer, our Chief Financial Officer, and our other most highly compensated executive officer who was employed by us as of June 30, 2010 and whose total compensation exceeded $100,000 during the most recent fiscal year (the “Named Executive Officers”):

Name and Principal Position	Fiscal Year	Salary		Bonus		Stock Awards (1)		Option Awards		Non-Equity Incentive Plan Compensation		All Other Compensation (2)		Total
Calvin A. Wallen, III Chairman of the Board, President and Chief Executive Officer	2010 2009 2008	$ $ $	200,000 200,000 170,833	$ $ $	— — —	$ $ $	— — 241,500	$ $ $	— — —	$ $ $	— — —	$ $ $	4,800 3,600 3,600	$ $ $	204,800 203,600 415,933

Larry G. Badgley	2010		$145,000		$—		$—		$—		$—		$4,800		$149,800
Chief Financial Officer (3)	2009		$103,293		$750		$—		$—		$—		$2,700		$106,743
	2008		$—		$—		$—		$—		$—		$—		$—

Jon S. Ross	2010		$150,000		$—		$—		$—		$—		$4,800		$154,800
Secretary and Director	2009		$150,000		$2,625		$—		$—		$—		$3,600		$156,225
	2008		$120,833		$2,000		$161,000		$—		$—		$3,600		$287,433

(1)                                 This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2010, 2009 and 2008 fiscal years for the fair value of stock grants for each of the named executive officers in accordance with FASB ASC Topic 718 (formerly SFAS No. 123R). On January 31, 2008 we granted our Named Executive Officers a total of 250,000 shares of common stock as follows: Mr. Wallen, 150,000 shares; and Mr. Ross, 100,000 shares. These shares vested immediately on the grant date.

(2)                                 All Other Compensation consists solely of a $500 per month (increased in February 2010 from $300) reimbursement towards each officer’s medical insurance premiums. The Company does not provide group health insurance coverage to its employees.

(3)                                 Mr. Badgley was appointed Cubic’s Chief Financial Officer effective October 13, 2008.

Fiscal 2010 Grants of Plan-Based Awards

No stock options were granted to executive officers for the periods presented.

Stock Grants

On January 31 and February 4, 2008, the Company issued 555,000 and 52,500 shares, respectively, to the officers and directors, and key employees of the Company pursuant to the Plan. As of such dates, the aggregate market value of the common stock granted was $893,550 and $84,525 (a total of $978,075), respectively, based on the then-market price on the OTCBB of the Company’s common stock. Recent SEC guidance requires that immediately-vesting common stock grants with no forfeiture provisions be expensed at the time of grant rather than amortized over the four quarters of the service period. Accordingly, the full $978,075 was recorded as compensation expense and included in general and administrative expenses for the fiscal year ended June 30, 2008. The Named Executive Officers received the following grants: (i) 150,000 shares to Calvin A. Wallen, III, and (ii) 100,000 shares to Jon S. Ross.

On January 12, 2009, the Company issued 235,000 shares to three directors of the Company pursuant to the Plan.  As of such dates, the aggregate market value of the common stock granted was $385,400 based on the last sale price ($1.64 per share) on the aforementioned date, on the AMEX, of the Company’s common stock. Such amounts were expensed upon issuance to compensation expense.

On February 3, 2010, the Company issued 370,014 shares to five non-employee directors of the Company pursuant to the Plan.  As of such dates, the aggregate market value of the common stock granted was $395,915 based on the last sale price ($1.07 per share) on the aforementioned date, on the AMEX of the Company’s common stock. Such amounts were recorded as compensation expense upon issuance.

All of the foregoing issuances and grants were made in reliance upon an exemption from registration set forth in Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

Outstanding Equity Awards at Fiscal Year-End

The Company had no outstanding stock options at June 30, 2010. The Company had no unvested stock awards at the end of fiscal 2010.

Option Exercises and Stock Vesting

No stock options were outstanding at any time during fiscal 2010 and thus any reference to option exercises has been omitted.

Information Related to Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans pursuant to FASB ASC Topic 718-Stock Compensation. ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in our consolidated statements of operations based on their estimated fair values. We recognize expense on a straight-line basis over the vesting period of the option.

Pension Benefits and Non-Qualified Defined Contribution Plans

The Company does not sponsor any qualified or non-qualified defined benefit plans or non-qualified defined contribution plans. The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to adopt qualified or non-qualified defined benefit or non-qualified contribution plans if the Compensation Committee determines that doing so is in our best interests.

Non-Employee Director Compensation for Fiscal 2010

Our philosophy in determining director compensation is to align compensation with the long-term interests of the stockholders, adequately compensate the directors for their time and effort, and establish an overall compensation package that will attract and retain qualified directors. In determining overall director compensation, we seek to strike the right balance between the cash and stock components of director compensation. The Board’s policy is that the directors should hold equity ownership in the Company and that a portion of the director fees should consist of Company equity in the form of stock grants.

Our retainer and meeting fee schedule remained the same for fiscal 2010 as it was in 2009 and 2008. Each non-employee director of the Company received cash compensation as follows:

•                  A meeting fee of $1,000 for each board or committee meeting attended (whether in person or via teleconference);

•                  Each non-employee director as of January 2010 received: 40,000 shares of common stock for service on the Board of Directors; 20,000 shares of common stock for service on the Audit Committee; and, 15,000 shares of common stock for service on the Compensation Committee. Mr. Howard received an additional 10,000 shares of common stock for serving as the financial expert and Chairman of the Audit Committee.

The following table sets forth the cash and other compensation paid to the non-employee members of our Board of Directors in 2010.

					Change in Pension
					Value and
				Non-Equity	Nonqualified
	Fees Earned			Incentive Plan	Deferred		All Other
	or Paid in	Stock	Option	Compensation	Compenstion		Compensation
Name	Cash ($)	Awards ($) (1)	Awards ($)	($)	Earnings		($)	Total ($)
Gene C. Howard	$19,000	$90,950	$—	$—	(N/A	)	$—	$109,950
Herbert A. Bayer	19,000	80,250	—	—	(N/A	)	—	99,250
Bob L. Clements	19,000	80,250	—	—	(N/A	)	—	99,250
Phyllis K. Harding	15,000	72,232	—	—	(N/A	)	—	87,232
William L. Bruggeman, Jr.	13,000	72,232	—	—	(N/A	)	—	85,232

(1)                            The market value of these stock awards is based on the closing price of the date of the grant, which was $1.07 on January 26, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of the Company’s common stock beneficially owned, as of September 8, 2010 by (i) each person known to the Company to beneficially own more than 5% of the common stock of the Company (the only class of voting securities now outstanding), (ii) each Director and Named Executive Officer, and (iii)   all directors and executive officers as a group. Unless otherwise indicated, we consider all shares of common stock that can be issued under convertible securities or warrants currently or within 60 days of September 8, 2010 to be outstanding for the purpose of computing the percentage ownership of the person holding those securities, but do not consider those securities to be outstanding for computing the percentage ownership of any other person. Each owner’s percentage is calculated by dividing the number of shares beneficially held by that owner by the sum of 75,394,579, plus the number of shares that owner has the right to acquire within 60 days.

			Approximate
	Number		Percent of
Name and Address	of Shares		Class (1)
5% Stockholders

Wells Fargo Energy Capital, Inc.	13,544,900	(2)	15.2%
1000 Louisiana 9th Floor, Houston, TX 77002

Steven S. Bruggeman	3,930,495	(3)	5.1%
5609 St. Albans Circle, Shoreview, MN 55126

Named Executive Officers and Directors

Calvin A. Wallen, III	28,746,881	(4)	34.1%
9870 Plano Road, Dallas, TX 75238

William L. Bruggeman, Jr.	17,733,978	(5)	23.3%
20 Anemone Circle, North Oaks, MN 55127

Bob L. Clements	982,527	(6)	1.3%
9870 Plano Road, Dallas, TX 75238

Gene C. Howard	800,180	(7)	1.1%
2402 East 29th St., Tulsa, OK 74114

Jon S. Ross	433,000	(8)	*
9870 Plano Road, Dallas, TX 75238

Herbert A. Bayer	405,287	(9)	*
9870 Plano Road, Dallas, TX 75238

Phyllis K. Harding	858,970		1.1%
1681 94th Lane N.E., Minneapolis, MN 55449

Larry G. Badgley	—		*
9870 Plano Road, Dallas, TX 75238

All officers and directors as a group (8 persons)	49,960,823		58.9%

* Denotes less than one percent

(1)                                 Based on a total of 75,394,579 shares of Common Stock issued and outstanding on June 30, 2010.

(2)                                 Includes warrants to purchase 8,500,000 shares and a promissory note convertible into 5,044,900 shares.

(3)                                 Includes 831,745 shares held jointly by Steven S. Bruggeman and his spouse as joint tenants with rights of survivorship; 65,250 shares held by Mr. Bruggeman’s spouse, of which Mr. Bruggeman disclaims beneficial ownership and, 2,033,500 shares and warrants to purchase 1,000,000 shares individually held by Steven S. Bruggeman.

(4)                                 Includes 10,350,000 shares plus 8,825,333 shares issuable upon conversion of preferred shares held by Langtry Mineral and Development, LLC, an entity controlled by Mr. Wallen; 700,000 shares held by Tauren Exploration, Inc., an entity controlled by Mr. Wallen; 500,000 shares held by Mr. Wallen’s spouse; 386,000 shares held by minor children; and 7,985,548 held by Mr. Wallen.

(5)                                 Includes 2,034,000 shares and warrants to purchase 600,000 shares held by Diversified Dynamics Corporation, a company controlled by William Bruggeman; 40,000 shares owned by Mr. Bruggeman; 120,000 shares owned by Consumer Products Corp., in which Mr. Bruggeman’s spouse is a joint owner; and, 14,939,978 shares owned by Mr. and Mrs. Bruggeman, as joint tenants with rights of survivorship.

(6)                                 Includes 109,527 shares held with Mr. Clements’ spouse as joint tenants with rights of survivorship; and, warrants to purchase 50,000 shares.

(7)                                 Includes 322,245 shares are held by Mr. Howard’s spouse, of which Mr. Howard disclaims beneficial ownership.

(8)                                 Includes 6,000 shares held by minor children.

(9)                                 Includes 365,287 shares held with Mr. Bayer’s spouse as joint tenants with rights of survivorship.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Effective January 1, 2002, the Company entered into a lease agreement with respect to the Company’s principle offices with Tauren Exploration, Inc. (“Tauren”), an entity wholly owned by Calvin A. Wallen, III, the Company’s Chairman of the Board and Chief Executive Officer. The lease agreement required payments to Tauren of $2,229 per month, and requires the Company to pay a pro rata share of the costs, without markup, of the expenses and personnel of Tauren used by the Company. During fiscal 2010, the Company paid an aggregate of $ 26,748 to Tauren pursuant to this agreement.

Tauren owns a working interest in the wells in which the Company owns a working interest. As of June 30, 2010, the Company owed $78,679 to Tauren for miscellaneous general and administrative expenses paid by Tauren on the Company’s behalf; as of June 30, 2009, the Company owed $649,205 to Tauren for miscellaneous general and administrative expenses paid by Tauren on the Company’s behalf.

In addition, during fiscal 2010, 2009 and 2008, certain wells in which the Company owns a working interest were operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), an entity wholly owned by Mr. Wallen.  In consideration for Fossil serving as operator and to satisfy the Company’s working interest obligations related to drilling costs and lease operating expenses, Cubic paid to Fossil an aggregate of $1,384,308, $4,244,397 and $14,288,122 during fiscal 2010, 2009 and 2008, respectively; and Fossil paid Cubic an aggregate of $ 643,688, $151,680 and $310,407 during fiscal 2010, 2009 and 2008, respectively for oil and gas sales. As of June 30, 2010, 2009 and 2008, the Company owed Fossil $755,683, $815,239 and $862,895, respectively, for drilling costs and lease operating expenses, and was owed by Fossil $415,282, $271,615 and $450,669, respectively, for oil and gas sales.  The Company and Fossil have operating agreements with respect to all wells for which Fossil serves as operator.

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

On November 24, 2009, the Company entered into transactions with Tauren and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Calvin Wallen III, the Chief Executive Officer of the Company, under which the Company has acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company expects to use the Drilling Credits to fund $30,952,810 of its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company, which are now operated by a third party.

As consideration for the Drilling Credits, the Company, (a) has conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) has issued to Langtry 10,350,000 Company common shares and preferred stock in the amount of $10,350,000, convertible into Company common shares at $1.20 per common share, five year conversion term. The preferred stock is entitled to cumulative dividends equal to 8% per annum, payable quarterly, which dividends may be paid in cash or in additional shares of preferred stock, in the Company’s discretion. The preferred stock may be redeemed by the Company at any time, at a redemption price equal to 20% over the original issue price.

The consideration described above was determined based upon negotiations between Tauren and a Special Committee of the Company’s directors, excluding Mr. Wallen. The Special Committee obtained an “fairness opinion” from its independent financial advisor with respect to the fairness, from a financial point of view, to the public stockholders of the Company, of such transactions.

On December 18, 2009, the Company issued a subordinated promissory note payable to Mr. Wallen, in the principal amount of $2,000,000 (the “Wallen Note”). This note bears interest at the prime rate plus one percent (1%), with interest payable monthly. The Wallen Note was entered into with the consent of Wells Fargo and the outstanding principal balance is due and payable on September 30, 2012 and is subordinated to the indebtedness under the Amended Credit Agreement. The proceeds of this note were used to repay the Subordinated Note and the net profits interests were conveyed.

It is the Company’s policy that any transactions between us and related parties will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of our Board of Directors.

Item 14. Principal Accountant Fees and Services.

	July 1, 2009 -	July 1, 2008 -
	June 30, 2010	June 30, 2009
Audit fees	$35,700	$35,500
Audit-related fees	15,000	12,300
Tax fees	3,800	5,000
All other fees	13,060	2,280
Total	$67,560	$55,080

Audit Fees

Aggregate audit fees billed for professional services rendered by Philip Vogel & Co., PC were $35,700 for the year ended June 30, 2010 and $35,500 for the year ended June 30, 2009. Such fees were primarily for professional services rendered for the audits of our consolidated financial statements during the fiscal years ended June 30, 2010 and 2009.

Audit-Related Fees

Aggregate audit-related fees billed for professional services rendered by Philip Vogel & Co., PC were $15,000 for the year ended June 30, 2010 and $12,300 for the year ended June 30, 2009. Such fees were for limited reviews of our unaudited condensed consolidated interim financial statements.

Tax Fees

Aggregate income tax compliance and related services fees billed for professional services rendered by Philip Vogel & Co., PC were $3,800 for the year ended June 30, 2010 and $5,000 for the year ended June 30, 2009.

All Other Fees

In addition to the fees described above, aggregate fees of: $13,060 were billed by Philip Vogel & Co., PC during the year ended June 30, 2010, primarily for the review of various SEC filings, attendance at our annual shareholders’ meeting; and $2,280 were billed by Philip Vogel & Co., PC during the year ended June 30, 2009, primarily for the review of various SEC filings, attendance at our annual shareholders’ meeting, and for research regarding our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Audit Committee Pre-Approval Policies and Procedures

In accordance with Company policy, any additional audit or non-audit services must be approved in advance. All of the foregoing professional services provided by Philip Vogel & Co., PC during the years ended June 30, 2010 and June 30, 2009 were pre-approved in accordance with the policies of our Audit Committee.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on September 28, 2010.

CUBIC ENERGY, INC.

By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III
President and Chief
Executive Officer

By:	/s/ Larry G. Badgley
Larry G. Badgley
Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Calvin A. Wallen, III	Chairman, President and Chief Executive Officer	September 28, 2010
Calvin A. Wallen, III	(principal executive officer)

/s/ Larry G. Badgley	Chief Financial Officer	September 28, 2010
Larry G. Badgley	(principal financial and accounting officer)

/s/ Jon S. Ross	Secretary and Director	September 28, 2010
Jon S. Ross

/s/ Gene C. Howard	Director	September 28, 2010
Gene C. Howard

/s/ Herbert A. Bayer	Director	September 28, 2010
Herbert A. Bayer

/s/ Robert L. Clements	Director	September 28, 2010
Robert L. Clements

/s/ Phyllis K. Harding	Director	September 28, 2010
Phyllis K. Harding

/s/ William L. Bruggeman, Jr.	Director	September 28, 2010
William L. Bruggeman, Jr.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Financial Statements” on page F-1.

(a) (3) Exhibits

See the Exhibit Index immediately preceding the Exhibits filed with this report.

CUBIC ENERGY, INC.

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2010

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Cubic Energy, Inc.,

We have audited the balance sheets of Cubic Energy, Inc., a Texas corporation, as of June 30, 2010 and 2009, and the related statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cubic Energy, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

September 28, 2010

CUBIC ENERGY, INC.

BALANCE SHEETS

JUNE 30, 2010 AND 2009

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$391,898	$71,050
Accounts receivable - trade	1,580,049	200,950
Other prepaid expenses	42,525	55,063
Total current assets	2,014,472	327,063
Property and equipment (at cost):
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	14,852,010	15,725,709
Unproved properties	130,446	890,715
Office and other equipment	28,420	28,420
Oil and gas properties, and equipment, at cost	15,010,876	16,644,844
Less accumulated depreciation, depletion and amortization	6,088,038	4,934,973
Oil and gas properties, and equipment, net	8,922,838	11,709,871
Other assets:
Deferred loan costs - net	39,471	89,700
Drilling credit	27,219,160	—
Total other assets	27,258,631	89,700
	$38,195,941	$12,126,634
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long term debt	$—	$26,657,390
Accounts payable and accrued expenses	3,031,300	299,381
Due to affiliates	419,080	1,192,828
Total current liabilities	3,450,380	28,149,599
Long-term liabilities:
Long-term debt, net of discounts	18,983,532	—
Note payable to affiliate	2,000,000	—
Total long-term liabilities	20,983,532	—
Commitments and contingencies (Notes H)	—	—
Shareholders’ equity:
Preferred stock - $.01 par value, authorized 10,000,000 shares; Series A - 8% preferred stock,$100 stated value, redeemable at $120 covertible at $1.20 per common share, authorized 165,000 shares, 103,500 shares issued and outstanding at June 30,2010, and none issued or outstanding at June 30, 2009	$1,035	$—
Additional paid-in capital	10,348,965	—
Common stock - $.05 par value, authorized 120,000,000 shares, issued 75,394,579 shares at June 30, 2010 and 62,570,564 shares at June 30, 2009	3,769,730	3,128,529
Additional paid-in capital	54,032,985	30,062,167
Retained earnings’ (deficit)	(54,390,686)	(49,213,661)
Total shareholders’ equity	13,762,029	(16,022,965)
Total liabilities and shareholders’ equity	$38,195,941	$12,126,634

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2010, 2009, AND 2008

	2010	2009	2008
Revenues:
Oil and gas sales	$3,486,171	$1,858,139	$2,302,310
Total revenues	$3,486,171	$1,858,139	$2,302,310
Operating costs and expenses:
Oil and gas production, operating and development costs	1,845,153	1,372,041	1,162,489
General and administrative expenses	2,389,073	1,940,025	2,488,133
Depreciation, depletion and non-loan-related amortization	1,153,065	771,861	2,152,096
Impairment loss on oil and gas properties	—	20,390,819	—
Total operating costs and expenses	5,387,291	24,474,746	5,802,718
Operating income (loss)	(1,901,120)	(22,616,607)	(3,500,408)
Non-operating income (expense):
Other income	4,540	33,544	45,697
Interest expense, including amortization of loan discount	(4,714,386)	(2,044,718)	(1,579,452)
Amortization of loan costs	(73,282)	(134,735)	(94,290)
Total non-operating income (expense)	(4,783,128)	(2,145,909)	(1,628,045)
Loss on debt extinguishment	1,747,623	—	—
Loss before income taxes	(4,936,625)	(24,762,516)	(5,128,453)
Provision for income taxes	—	—	—
Net loss	$(4,936,625)	$(24,762,516)	$(5,128,453)
Net loss per common share - basic and diluted	$(0.07)	$(0.40)	$(0.09)
Weighted average common shares outstanding	67,583,793	61,150,400	56,974,407

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2010, 2009, AND 2008

	Cumulative	Common Stock		Additional		Total
	Preferred Stock	Shares	Par	paid-in	Accumulated	stockholders’
	outstanding	outstanding	value	capital	deficit	equity
Balance at June 30, 2007	—	55,840,896	$2,792,046	$25,325,429	$(19,322,692)	$8,794,783

Stock issued under compensation plan	—	697,500	34,875	1,046,700	—	1,081,575
Stock issued for warrant exercises	—	2,314,665	115,733	994,561	—	1,110,294
Other	—	3	—	—	—	—
Net loss, year ended June 30, 2008	—	—	—	—	(5,128,453)	(5,128,453)
Balance at June 30, 2008	—	58,853,064	$2,942,654	$27,366,690	$(24,451,145)	$5,858,199

Stock issued under compensation plan	—	235,000	11,750	373,650	—	385,400
Stock issued for warrant exercise	—	3,482,500	174,125	2,321,827	—	2,495,952
Net loss, year ended June 30, 2009	—	—	—	—	(24,762,516)	(24,762,516)
Balance, June 30, 2009	—	62,570,564	$3,128,529	$30,062,167	$(49,213,661)	$(16,022,965)

Stock issued for working capital	—	2,104,001	105,200	1,683,200	—	1,788,400
Common Stock sold for property purchase	—	10,350,000	517,500	9,832,500	—	10,350,000
Preferred Stock sold for property purchase	103,500	—	1,035	10,348,965	—	10,350,000
Warrant valuations for loan extension	—	—	—	12,077,704	—	12,077,704
Stock issued under compensation plan	—	370,014	18,501	377,414	—	395,915
Preferred stock dividends	—	—	—	—	(240,400)	(240,400)
Net loss, year ended June 30, 2010	—	—	—	—	(4,936,625)	(4,936,625)
Balance at June 30, 2010	103,500	75,394,579	$3,769,730	$54,032,985	$(54,390,686)	$13,762,029

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2010, 2009, AND 2008

	2010	2009	2008
Cash flows from operating activities:
Net (loss)	$(4,936,625)	$(24,762,516)	$(5,128,453)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	4,404,763	1,421,216	2,762,417
Impairment loss	—	20,390,819	—
Gain on Extinguishment of Debt	(1,747,623)	—	—
Stock issued for compensation	395,915	385,400	1,255,437
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	(1,379,099)	(35,040)	52,964
(Increase) decrease in other prepaid expenses	12,538	10,280	(7,974)
Increase (decrease) in accounts payable and accrued liabilities	2,491,519	48,751	198,966
Increase (decrease) in due to affiliates	76,899	388,903	(367,186)
Net cash (used) by operating activities	(681,713)	(2,152,187)	(1,233,829)
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(5,032,312)	(6,001,210)	(15,341,903)
Increase (decrease) in capital portion of due to affiliates	(850,647)	392,642	(856,585)
Purchase of office equipment	—	(13,748)	(1,786)
(Increase) decrease in advances on development costs	—	33,399	687,737
(Increase) decrease in other assets	147,120	—	—
Net cash (used) by investing activities	(5,735,839)	(5,588,917)	(15,512,537)
Cash flows from financing activities:
Issuance of common stock, net	1,788,400	2,495,952	1,110,295
Proceeds from credit facility	5,000,000	3,172,200	12,827,800
Issuance of subordinated debt	—	—	2,000,000
Loan costs incurred and other	(50,000)	—	(170,000)
Net cash provided by financing activities	6,738,400	5,668,152	15,768,095
Net increase (decrease) in cash and cash equivalents	$320,848	$(2,072,952)	$(978,271)
Cash and cash equivalents:
Beginning of year	71,050	2,144,002	3,122,273
End of year	$391,898	$71,050	$2,144,002
Other information:
Cash interest paid on debt	$1,548,685	$1,560,759	$1,394,009
Non-cash investing and financing activities:
Common and preferred stock for drilling credits	$20,700,000	$—	$—
Property interest assigned for drilling credits	$10,252,810	$—	$—
Equity interest issued creating a deferred interest from debt modification	$12,077,704	$—	$—
Preferred stock dividends accrued	$240,400	$—	$—

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

Accounts Receivable

The Company has receivables from affiliated and non-affiliated third-party operators and oil and gas purchasers that are generally uncollateralized. The Company reviews these parties for creditworthiness and general financial condition. Accounts receivable are generally due within 30 days and accounts outstanding longer than 60 days are considered past due. If necessary, the Company would determine an allowance by considering the length of time past due, previous loss history, future net revenues of the debtor’s ownership interest in oil and gas properties operated by the Company and the owners ability to pay its obligation, among other things. The Company writes off accounts receivable when they are determined to be uncollectible.

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. There was no allowance for doubtful accounts at June 30, 2010, 2009 and 2008.

Office and other equipment

Office and other equipment are stated at cost and depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Depreciation and amortization of office and other equipment amounted to $5,193, $5,193 and $2,526 for the years ended June 30, 2010, 2009 and 2008, respectively.

Impairment of long-lived assets and long-lived assets to be disposed of

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, Property, Plant and Equipment — Impairment or Disposal of Long-Lived Assets which provides guidance for the financial accounting and reporting of impairment or disposal of long-lived assets.  In addition, the Company is subject to the rules of the Securities and Exchange Commission with respect to impairment of oil and gas properties accounted for under the full cost method of accounting, as described below.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

In addition, the capitalized costs are subject to a “full cost ceiling test,” which generally limits such costs to the aggregate of the “estimated present value” (discounted at a 10 percent (10%) interest rate) of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Accordingly, no impairment of oil and gas properties charge was recorded for 2010, an impairment charge of $20,390,819 was recorded in fiscal 2009 and no impairment charge was recorded for fiscal 2008.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Depletion of producing oil and gas properties amounted to $1,147,872, $766,668 and $2,149,570 for the years ended June 30, 2010, 2009 and 2008, respectively.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

Under ASC No. 740, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature, or ASC No. 740, the issuance of convertible debt with a beneficial conversion feature results in a temporary difference for purposes of applying ASC No. 740. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. ASC No. 740 requires that the non-detachable conversion feature of a convertible debt security be accounted for separately if it is a “beneficial conversion feature.” A beneficial conversion feature is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Internal Revenue Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. ASC No. 740 requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. The adoption of ASC No. 740 has had no impact on the Company’s financial statements.

The Company is no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2007.

Oil and gas revenues

The Company recognizes oil and gas revenues when oil and gas production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. As a result of the numerous requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest and royalty owners, the collection of revenues from oil and gas production may take up to 60 days following the month of production. Therefore, we make accruals for revenues and accounts receivable based on estimates of our share of production. Since the settlement process may take 30 to 60 days following the month of actual production, our financial results include estimates of production and revenues for the related time period. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. Differences between sales and production volumes during the years ended June 30, 2010 and 2009 increased 184% primarily due to increased number of third-party operated Haynesville Shale wells, while the difference between 2009 and 2008 were not significant.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Earnings (loss) per common share

The Company has adopted the provisions of ASC No. 260, Earnings per Share. ASC No. 260 requires the presentation of basic earnings (loss) per share (EPS) and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common shareholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock.

As discussed in Note D, there were no dilutive securities outstanding during the years ended June 30, 2010, 2009 and 2008. The weighted average number of common and common equivalent shares outstanding was 67,583,793, 61,150,400 and 56,974,407 for the years ended June 30, 2010, 2009 and 2008, respectively.

Concentration of credit risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of trade accounts receivable with a variety of local, national, and international oil and natural gas companies. Such credit risks are considered by management to be limited due to the financial resources of the oil and natural gas companies.

As noted earlier, the Company has receivables from non-affiliated operators for oil and gas sales.  It also has accounts payable to such operators for its share of development, production, and operating costs.  As of June 30, 2010, a single operator owed the Company approximately $811,000, which is included in accounts receivable, and the Company owed this same operator approximately $827,000, which is included in accounts payable.  Receipt and payment of these obligations will be made upon resolution of matters relating to the exact division of ownership interests among the Company and its affiliates.  Revenues attributed to this operator amounted to approximately $1,011,000 for the year ended June 30, 2010.

Reporting comprehensive income (loss) and operating segments

The Company has adopted the provisions of ASC No. 220, Comprehensive Income, and ASC No. 280, Segment Reporting. ASC No. 220 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. ASC No. 280 establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of ASC No. 220 and ASC No. 280 has had no impact on the Company’s financial position, results of operations, cash flows, or related disclosures because the Company’s operations are considered to be a single segment.

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

Fair value of financial instruments

The Company has adopted the provisions of ASC 825 — Financial Instruments. ASC 825 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. ASC 825 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

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

Asset retirement obligations

We have asset retirement obligations primarily for the future abandonment of oil and gas wells, and we maintain reserve accounts for part of these obligations under our operating agreements with sponsored drilling partnerships. We account for these obligations under ASC 410-20, Asset Retirement and Environmental Obligations, which requires the fair value of an asset retirement obligation to be recognized in the period when it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the underlying long-lived asset. ASC 410-20 also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation is generally determined on a units-of-production basis over the life of the asset, while the accretion escalates over the life of the asset, typically as production declines. The amounts recognized are based on numerous estimates and assumptions, including recoverable quantities of oil and gas, future retirement and site reclamation costs, inflation rates and credit-adjusted risk-free interest rates.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Stock-based compensation

The Company accounts for its stock-based employee compensation plans pursuant to ASC 718 Compensation — Stock Compensation. ASC 718 requires the Company to recognize compensation costs related to stock-based payment transactions (i.e., the granting of stock options and warrants, and awards of shares of common stock) in the financial statements. With limited exceptions, the amount of compensation is measured based on the grant-date fair value of the equity issued. Compensation cost is recognized over the period that an employee provides services in exchange for the award.

Exit or disposal activities

The Company has adopted the provisions of ASC 420, Exit or Disposal Cost Obligations. ASC 420 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, or other exit or disposal activities. No exit or disposal activities have been entered into by the Company.

Financial instruments with characteristics of both liabilities and equity

The Company has adopted the provisions of ASC 480 — Distinguishing Liabilities from Equity. ASC 480 established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if certain criteria are met. Freestanding financial instruments that obligate the issuer to redeem the holder’s shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions would be treated as liabilities. Many of those instruments were previously classified as equity.

ASC 480-10-05 clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under ASC 480 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. Although the Company had outstanding warrants as of June 30, 2010, the shares issuable upon exercise of the warrants are not redeemable; consequently, adoption of ASC 480 has not had an impact on the Company’s financial position, results of operations or cash flows.

Guarantee of debt

The Company has adopted the provisions of ASC 460 — Guarantees. ASC 460 clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee, and requires additional disclosures on existing guarantees even if the likelihood of future liability under the guarantees is deemed remote. The Company has not issued any guarantees and, therefore, the adoption of ASC 460 has not had any impact on the Company’s financial statements.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Accounting changes and error corrections

The Company has adopted the provisions of ASC 250 — Accounting Changes and Error Corrections. ASC 250 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. ASC 250 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in accounting principle. The adoption of ASC 250 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Debt modifications

The Company has adopted the provisions of ASC 470 — Debt Modifications and Extinguishment. ASC 470 requires an issuer that modifies a debt instrument to compare the present value of the original debt instrument’s cash flows to the present value of the cash flows of the modified debt. If the present value of those cash flows varies by more than 10 percent (10%), the modification is considered significant and extinguishments accounting is applied to the original debt. If the change in the present value of the cash flows is less than 10 percent (10%), the debt is considered to be modified and is subject to ASC 470 modification accounting. ASC 470 requires that in applying the 10 percent (10%) test the change in the fair value of the conversion option be treated in the same manner as a current period cash flow. ASC 470 also requires that, if a modification does not result in an extinguishment, the change in fair value of the conversion option be accounted for as an adjustment to interest expense over the remaining term of the debt. The issuer should not recognize a beneficial conversion feature or reassess an existing beneficial conversion feature upon modification of the conversion option of a debt instrument that does not result in an extinguishment. The adoption of ASC 470 did not have a material impact on the Company’s financial position, results of operations or cash flows.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Certain hybrid financial instruments

The Company has adopted the provisions of ASC 815 — Derivatives and Hedging. ASC 815 improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, ASC 815 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The adoption of ASC 815 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Reporting taxes collected

The Company has adopted the provisions of ASC 605 — Taxes Collected from Customers and Remitted to Governmental Authorities. Taxes collected should be presented in the income statement (gross versus net presentation). ASC 605 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. The adoption of ASC 605 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

The Company has adopted the provisions of ASC 855 — Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855 did not have a material effect on the Company’s financial position, results of operations or cash flows.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Other recent accounting pronouncements

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Amendments to Certain Recognition and Disclosure Requirements, amending its guidance on subsequent events under ASC 855 to remove the requirement for SEC filers to disclose the date through which events or transactions occurring after the balance sheet date have been evaluated for potential recognition or disclosure. The ASU will be effective for the first reporting period after its issuance. ASC 855 became effective in June 2009, and its adoption did not affect our practices for evaluating, recording or disclosing subsequent events.

In January 2010, the FASB issued ASU — 2010-03, Extractive Industries—Oil and Gas (Topic 932) — Oil and Gas Reserve Estimation and Disclosures. This ASU aligns industry-specific accounting standards for oil and gas producing activities with revised oil and gas reserve estimation and disclosure rules adopted by the SEC at the end of 2008 and subsequently consolidated in Subpart 1200 of Regulation S-K and amendments to Rule 4-10 of Regulation S-X under the Exchange Act. We adopted the revised standards and reserve reporting rules on December 31, 2009.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value, which provides clarification for the fair value measurement of liabilities, effective for the first reporting period after issuance. Our adoption of this update did not have a significant impact on our financial position, results of operations, cash flows or disclosures.

ASC 105, Generally Accepted Accounting Principles was issued by the FASB in July 2009 to establish the Codification as the single source of authoritative nongovernmental GAAP, except for SEC rules and interpretive releases. Under ASC 105, the Codification became effective for reporting periods ended after September 15, 2009. The Codification did not change existing GAAP, and adoption of ASC 105 did not have any impact on our consolidated financial statements.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note C — Stockholders’ equity:

The Company’s authorized capital is 120,000,000 shares of $0.05 par value common stock and 10,000,000 shares of $0.01 par value preferred stock. 103,500 shares of preferred stock were issued and outstanding at June 30, 2010 and no shares of preferred stock were issued or outstanding at June 30, 2009.

Stock and warrants

On December 16, 2005, the Company entered into a Securities Purchase Agreement and issued 2,500,000 common shares at a price of $0.80 per share and issued warrants, with five year expirations, for the purchase of up to 1,000,000 shares of Company common stock at an exercise price of $1.00 per share. The proceeds of the offering were used for exploratory drilling and working capital. 897,500 of the above-referenced warrants had been exercised and 385,834 remain outstanding at June 30, 2010.

On February 6, 2006, Cubic entered into a Credit Agreement with Petro Capital V, L.P. (“Petro Capital”) pursuant to which Petro Capital advanced to the Company $5,500,000. In connection with the funding under the Credit Agreement, the Company issued to Petro Capital and Petro Capital Securities, LLC, warrants, with five-year expirations, for the purchase of up to 1,833,334 and 250,000 shares, respectively, of Company common stock at an exercise price of $1.00 per share. Pursuant to the anti-dilution adjustment provisions applicable to such warrants, the exercise price applicable to all such warrants still outstanding is currently $0.9651 per share. 1,550,000 of the above-referenced warrants issued to Petro Capital had been exercised and 283,334 remained outstanding at June 30, 2010. None of the 250,000 warrants issued to Petro Capital Securities, LLC had been exercised and all remained outstanding at June 30, 2009. The Company allocated the proceeds from the issuance of the senior debt to the warrants and the senior debt based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,203,752 was recorded as an increase in additional paid-in capital.

On July 28, 2006, Cubic entered into and consummated transactions pursuant to Subscription and Registration Rights Agreements (the “July 2006 Subscription Agreements”) with certain investors that are unaffiliated with the Company. Pursuant to the Subscription Agreements, the investors paid aggregate consideration of $2,100,000 to the Company for 3,000,000 shares of the Company’s common stock and warrants exercisable, through July 31, 2011, into 1,500,000 shares of common stock at $0.70 per share. Pursuant to the anti-dilution adjustment provisions applicable to such warrants, the exercise price applicable to all such warrants is currently $0.6849 per share. 1,125,000 of the above-referenced warrants had been exercised and 375,000 remain outstanding at June 30, 2010.

On November 10, 2006, in connection with the extension of a promissory note, the Company issued to Tauren warrants, with three-year expirations, for the purchase of up to 50,000 shares of Company common stock at an exercise price of $0.70 per share. The above-referenced warrants expired on November 10, 2009.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

On December 15, 2006, the Company entered into Subscription and Registration Rights Agreements (the “December 2006 Subscription Agreements”) with certain investors. One of the investors, William Bruggeman (and entities affiliated with him) was the beneficial owner, prior to this transaction, of approximately 23.0% of the common stock of the Company. In this transaction, Mr. Bruggeman (and entities affiliated with him) purchased an aggregate of 4,288,000 shares of common stock at a purchase price of $0.50 per share, or an aggregate of $2,144,000. Mr. Bruggeman (and entities affiliated with him) received warrants to purchase 2,144,000 shares of common stock with an exercise price of $0.70 per share. Another investor, Bob Clements, a director of the Company, purchased 100,000 shares of common stock at a purchase price of $0.50 per share, or an aggregate of $50,000. Mr. Clements received warrants to purchase 50,000 shares of common stock with an exercise price of $0.70 per share. Pursuant to the December 2006 Subscription Agreements, the investors paid aggregate consideration of $3,940,000 to the Company for 7,880,000 shares of the Company’s common stock and warrants exercisable into 3,940,000 shares of common stock. The warrants are exercisable through November 30, 2011. Pursuant to the anti-dilution provisions applicable to such warrants, the exercise price applicable to all such unexercised warrants is currently $0.6963 per share. 2,240,000 of the above-referenced warrants have been exercised and 1,700,000 remained outstanding at June 30, 2010.

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital (“Wells Fargo”) providing for a revolving credit facility of $20,000,000 and a convertible term loan of $5,000,000 (the “Credit Facility”). In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an exercise price of $0.9911 per share. The term loan is also convertible into 5,044,900 shares of Company common stock at a conversion price of $0.9911 per share. None of the above-referenced warrants had been exercised and all remained outstanding at June 30, 2010. The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest (see “Note E — Long-term debt”) based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid-in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties.

During the fiscal year ended June 30, 2008, the Company received an aggregate total of $1,110,295 relating to the exercise of 2,730,000 warrants representing 2,314,665 shares of common stock.

Through the following exercises of warrants, we issued an aggregate of 3,482,500 shares of common stock, which were not registered under the Securities Act of 1933, as amended, during fiscal 2009:

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

Aggregate proceeds to the Company of the aforementioned stock issuances were $2,495,952, all of which have been used for working capital purposes.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

Stock-based compensation

On December 29, 2005, the shareholders of the Company approved the 2005 Stock Option Plan (the “Plan”) and 3,750,000 shares of common stock were reserved, of which 3,013,514 shares had been issued through June 30, 2010. At the 2010 Annual Shareholder Meeting shareholders approved an increase in the number if shares under the Plan by 2,000,000 shares. Total shares available under the Plan are 2,736,486 as of June 30, 2010.

On January 10 and January 18, 2007, the Company issued 489,500 and 52,500 shares, respectively, to the officers, directors, and key employees of the Company pursuant to the Plan. As of such dates, the aggregate market value of the common stock granted was $391,600 and $42,000, respectively, based on the last sale price on the OTCBB of the Company’s common stock. Such amounts were amortized to compensation expense on a quarterly basis during calendar year 2007. Accordingly, $186,800 was recorded as compensation expense and included in general and administrative expense for the fiscal years ended June 30, 2008. The following executive officers received the following grants: (i) 150,000 shares to Calvin A. Wallen, III, and (ii) 47,500 shares to Jon S. Ross.

On August 20, 2007, the Company issued 90,000 shares to the former Chief Financial Officer of the Company pursuant to the Plan, with such grant subject to vesting in quarterly installments over the following four quarters. As of such date, the aggregate market value of the common stock

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

granted was $103,500 based on the then market price on the OTCBB of the Company’s common stock. Such amount is being amortized to compensation expense on a quarterly basis during fiscal years 2008 and 2009. Accordingly, $90,563 was recorded as compensation expense and included in general and administrative expenses for fiscal 2008. The remaining $12,938 was amortized to compensation expense in the first quarter of fiscal 2009, which ends September 30, 2008.

On January 31 and February 4, 2008, the Company issued 555,000 and 52,500 shares, respectively, to the officers and directors, and key employees of the Company pursuant to the Plan. As of such dates, the aggregate market value of the common stock granted was $893,550 and $84,525, respectively (a total of $978,075), based on the then-market price on the OTCBB of the Company’s common stock. Recent SEC guidance requires that immediately-vesting common stock grants with no forfeiture provisions be expensed at the time of grant rather than amortized over four quarters. Accordingly, the full $978,075 was recorded as compensation expense and included in general and administrative expenses for the fiscal year ended June 30, 2008.

On January 12, 2009, the Company issued 235,000 shares to three directors of the Company pursuant to the Plan.  As of such dates, the aggregate market value of the common stock granted was $385,400 based on the last sale price ($1.64 per share) on the aforementioned date, on the NYSE — Amex of the Company’s common stock. Such amounts were expensed upon issuance to compensation expense.

On February 3, 2010, the Company issued 370,014 shares to five directors of the Company pursuant to the Plan.  As of such dates, the aggregate market value of the common stock granted was $395,915 based on the last sale price ($1.07 per share) on the aforementioned date, on the NYSE — Amex of the Company’s common stock. Such amounts were expensed upon issuance to compensation expense.

All of the foregoing issuances and grants were made in reliance upon an exemption from registration set forth in Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The following table provides information related to stock-based compensation for the years ended June 30, 2010, 2009 and 2008:

	Fiscal Year Ended June 30,
	2010	2009	2008
Officer and employee restricted stock grants:
Pretax compensation expense	$—	$12,938	$818,287
Tax benefit	$—	$—	$—
Restricted stock expense, net of tax	$—	$12,938	$818,287

Director restricted stock grants:
Pretax compensation expense	$395,915	$385,400	$437,150
Tax benefit	$—	$—	$—
Director stock grants expense, net of tax	$395,915	$385,400	$437,150

Stock options:
Pretax compensation expense	$—	$—	$—
Tax benefit	$—	$—	$—
Stock option expense, net of tax	$—	$—	$—

Total stock-based compensation:
Pretax compensation expense	$395,915	$398,338	$1,255,437
Tax benefit	$—	$—	$—
Total share based compensation expense, net of tax	$395,915	$398,338	$1,255,437

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note D — Loss per common share:

	2010	2009	2008
Net loss attributable to stockholders	$(4,936,625)	$(24,762,516)	$(5,128,453)
Weighted average number of shares of common stock	67,583,793	61,150,400	56,974,407
Income (loss) per common share	$(0.07)	$(0.40)	$(0.09)

Potential dilutive securities (e.g., stock warrants and convertible debt) have not been considered because the Company reported a net loss and, accordingly, their effects would be anti-dilutive.

Note E — Long-term debt:

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

The Term Loan of $5,000,000 is convertible into 5,000,000 shares of Cubic common stock, currently at a conversion price of $0.9911 per share. Approximately $5,000,000 of the funded amount was used, together with cash on hand, to retire the Company’s previously outstanding senior debt that was due February 6, 2009.

In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an exercise price of $1.00 per share.

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest in the future production of hydrocarbons from or attributable to Cubic’s net interest in its Louisiana properties, which net profits interest was granted to Wells Fargo, based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid-in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties. The assignment of a value to the warrants and net profits interest resulted in a loan discount being recorded. The discount amortization is over the original three-year term of the debt as additional interest expense.  Amortization for the years ended June 30, 2010, 2009 and 2008 was $239,686, $514,620 and $516,030, respectively.

Cubic incurred loan costs of $240,613 on the issuance of the debt and warrants. The amount allocable to the debt of $166,590 has been capitalized and is being amortized over the term of the debt. Amortization for the years ended June 30, 2010, 2009 and 2008 was $25,958, $55,733 and $55,886 respectively. Cubic also incurred commitment fees of $170,000 related to subsequent

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

increases in the Credit Facility’s borrowing base; such amount was capitalized in fiscal 2008 and is being amortized over the remaining term of the loan.  Amortization for the years ended June 30, 2010, 2009 and 2008 was $36,795, $79,001 and $38,404 respectively.

On December 18, 2009, the Company entered into a Second Amendment to Credit Agreement with Wells Fargo, providing for a revolving credit facility of up to $40 million and a convertible term loan of $5 million (the “Amended Credit Agreement”). The borrowing base under the revolving credit facility was initially established at $25 million. The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matures on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Amended Credit Agreement, the Company issued to Wells Fargo additional warrants, expiring on December 1, 2014, for the purchase of up to 5,000,000 shares of Company common stock currently at an exercise price of $0.9911 per share, and extended the expiration date of the warrants to purchase 2,500,000 shares of Company common stock that were previously issued to Wells Fargo to December 1, 2014.

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and the beneficial conversion feature based on their fair market values at the date of issuance. The fair market value assigned to the extension of warrants to purchase 2,500,000 shares of Company common stock was $923,302 and the value assigned to the issuance of the warrant to purchase the additional 5,000,000 shares of Company common stock was $8,031,896, which was recorded as an increase in additional paid-in capital. The difference in the fair value of the term loan and the face amount of $1,877,494 was recorded as an extinguishment of debt, offset by the amount of unamortized deferred loan cost and discounts associated with the original debt of $129,871.  The beneficial conversion feature equaled $5,027,494, which was reduced to $3,122,506 based on the limitation to the fair value to debt. The assignment of a value to the warrants and beneficial conversion feature as well as the write-down of the term loan to the fair value resulted in a total loan discount in the amount of $13,955,198 being recorded. The discount is being amortized over the three-year term of the debt as additional interest expense. Amortization was $2,938,730 for the year ended June 30, 2010.  Amortization for the fiscal years ending June 30, 2011 and 2012 is expected to be approximately $5,500,699 and $5,515,769, respectively.

In connection with the modification of the indebtedness, the Company recorded a gain on extinguishment of debt of $1,747,623.  Such amount includes the write-off of the unamortized deferred loan cost ($26,947), and the write-off of the remaining loan discount ($102,924).

Cubic incurred loan costs of $50,000 on the issuance of the debt and warrants. The amount was capitalized and allocated to the debt and is being amortized over the term of the debt. Amortization was $10,529 for the year ended June 30, 2010. Amortization for the fiscal years ending June 30, 2011 and 2012 is expected to be approximately $19,708 and $19,762, respectively.

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

Issuing the Subordinated Note required the consent of Wells Fargo, which consent it granted on May 5, 2008. Subsequently, on May 8, 2008, the Credit Facility with Wells Fargo was amended by the First Amendment to Credit Agreement (the “First Amendment”). Material provisions of the First Amendment included the following: (i) the Company may not prepay all or any part of the principal balance outstanding on the Term Loan prior to its maturity on July 1, 2012 without the consent of Wells Fargo; and (ii) the amount of the borrowing base was increased to $20,000,000, which amount was fully drawn upon subsequent to the end of fiscal 2008, on August 20, 2008.

On December 18, 2009, the Company issued a subordinated promissory note payable to Calvin A. Wallen, III, the Company’s Chairman of the Board and Chief Executive Officer, in the principal amount of $2,000,000 (the “Wallen Note”). This note bears interest at the prime rate plus one percent (1%), with interest payable monthly. The Wallen Note was entered into with the consent of Wells Fargo. The outstanding principal balance is due and payable on September 30, 2012 and is subordinated to the indebtedness under the Amended Credit Agreement. The proceeds of the Wallen Note were used to repay the Subordinated Note. The net profits interest described above was conveyed to the Lender in connection with the repayment.

	as of June 30,
Principal Amount Outstanding	2010	2009

Total long-term debt (including current portion)	$32,000,000	$27,000,000
Less current portion	0	27,000,000

Total long-term debt	$32,000,000	$0

Maturities of Debt
2010	$0
2011	0
2012	0
2013	32,000,000
2014 and thereafter	0

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note F — Related party transactions:

Effective January 1, 2002, the Company entered into an agreement with Tauren Exploration, Inc., an entity controlled by Cubic’s Chairman of the Board, President and CEO, that provides for the following:

1) As of January 1, 2002, the Company owed Tauren $856,712, primarily comprised of non-interest bearing advances the Company had received over the course of several years. In exchange for the amounts owed to it, Tauren accepted the transfer of 856,712 newly issued and shares of common stock in the Company that had a market price of $0.70 per share.

2) The Company received the rights to participate in prospective oil and gas projects in which Tauren owns a working interest.

3) The Company shall, as requested, have the future privilege of using the general and administrative services of Tauren based on an agreed pro rata cost.

4) The Company issued three series of warrants to Tauren as described in Note C.

On December 1, 1997, as renewed and revised on January 1, 2002, the Company entered into a contract with Tauren to provide the necessary technical, administrative and management expertise needed to conduct its business. Tauren also paid various organization costs and consulting fees on behalf of the Company. The monthly amount charged to the Company was based on actual costs of materials and labor hours of Tauren that were used pursuant to the terms of the agreement. The agreement was terminated effective January 1, 2006, except as to the office sharing provisions, which were extended to June 30, 2007 and since continue on a month to month basis. The Company now has 11 employees and its offices are leased from Tauren. During fiscal 2010, the Company’s only expense under the office sharing arrangement was the rent lease. Charges to the Company under the contracts and subsequent arrangements were $26,748, $26,748 and $26,748 for the years ended June 30, 2010, 2009 and 2008, respectively.

Tauren owns a working interest in the wells in which the Company owns a working interest. As of June 30, 2010, the Company owed $78,679 to Tauren for miscellaneous general and administrative expenses paid by Tauren on the Company’s behalf; as of June 30, 2009 and 2008 the Company was owed $649,205 and $942 respectively, to Tauren for miscellaneous general and administrative expenses paid by the Company on Tauren’s behalf.

In addition, 22 wells in which the Company owns a working interest are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin A. Wallen III. As of June 30, 2010, 2009 and 2008, the Company owed Fossil $755,683, $815,239 and $862,895, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $415,282, $271,615 and $450,669, respectively, for oil and gas sales.

On February 6, 2006, the Company entered into a Purchase Agreement with Tauren with respect to the purchase by the Company of certain Cotton Valley leasehold interests (approximately 11,000 gross acres; 5,000 net acres) held by Tauren. Pursuant to the Purchase Agreement, the Company acquired from Tauren a 35% working interest in approximately 2,400 acres and a 49% working interest in approximately 8,500 acres located in DeSoto and Caddo Parishes, Louisiana, along with an associated Area of Mutual Interest (“AMI”) and the right

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

to acquire at “cost” (as defined in the Purchase Agreement) a seventy percent (70%) working interest in all additional mineral leases obtained by Tauren in the AMI, in exchange for (a) $3,500,000 in cash, (b) 2,500,000 shares of Company common stock, (c) an unsecured 12.5% promissory note in the amount of $1,300,000, which note was convertible into Company common stock at a conversion price of $0.80 per share (the “Tauren Note”), and (d) a drilling credit of $2,100,000. The Tauren Note was repaid on February 2, 2007.

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

On November 24, 2009, the Company entered into transactions with Tauren and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Calvin Wallen III, the Chief Executive Officer of the Company, under which the Company acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company expects to use the Drilling Credits to fund $30,952,810 of its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company, which are now operated by a third party. Any Drilling Credits not utilized by 2013 will be paid to Cubic, on a dollar for dollar basis.

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

This transaction resulted in a reduction in the Company’s oil and gas properties recorded cost in the amount of $10,252,810.

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

On December 18, 2009, the Company issued a subordinated promissory note payable to Mr. Wallen, in the principal amount of $2,000,000 (the “Wallen Note”). This note bears interest at the prime rate plus one percent (1%), with interest payable monthly. The Wallen Note was entered into with the consent of Wells Fargo. The outstanding principal balance is due and payable on August 31, 2012 and is subordinated to the indebtedness under the Amended Credit Agreement. The proceeds of the Wallen Note were used to repay the Subordinated Note. The net profits interest described above was conveyed to the Lender in connection with the repayment.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note G — Income taxes:

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2010, 2009 and 2008, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

The components of the net deferred federal income tax assets (liabilities) at June 30 were as follows:

	2010	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$5,309,100	$10,579,700	$7,914,000
Depletion basis of assets and related accounts	1,842,900	2,309,800	311,000
Depreciation basis of assets	1,300	0	0
	$7,153,300	$12,889,500	$8,225,000
Deferred tax liabilities:
Depreciation basis of assets	$0	$(1,200)	$0
	$0	$(1,200)	$0
Net deferred tax (liabilities) assets before valuation allowance	$7,153,300	$12,888,300	$8,225,000
Valuation allowance	(7,153,300)	(12,888,300)	(8,225,000)
Net deferred tax (liabilities) assets	$0	$0	$0

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended June 30, 2010, 2009 and 2008:

	2010	2009	2008
Tax (benefit) calculated at statutory rate	$(1,234,000)	$(6,191,000)	$(1,282,000)
Losses not providing tax benefits	1,234,000	6,191,000	1,282,000
Current federal income tax provision (benefit)	$—	$—	$—
Change in valuation allowance	$5,735,000	$(4,663,300)	$(4,120,200)

As of June 30, 2010, the Company had net operating loss carryforwards of approximately $21,236,400, which are available to reduce future taxable income. These carryforwards expire as follows:

Net operating
Year	losses

2028	10,170,500
2029	11,065,900
$21,236,400

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note H — Commitments and contingencies:

Key personnel

The Company depends to a large extent on the services of Calvin A. Wallen III, the Company’s President, Chairman of the Board, and Chief Executive Officer. The loss of the services of Mr. Wallen would have a material adverse effect on the Company’s operations.

On February 29, 2008, the Company entered into employment agreements with Mr. Wallen and its Secretary, Jon S. Ross. The agreement with Mr. Wallen provides for a base salary of $200,000 per year, while the agreement with Mr. Ross provides for a base salary of $150,000 per year. The other terms and conditions of the agreements are substantially consistent.

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

Environmental matters

The Company’s operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling and transportation of oil and gas and the discharge of materials into the environment. The Company generates typical oil and gas field wastes, including hazardous wastes that are subject to the federal Resources Conservation and Recovery Act and comparable state statutes. Furthermore, certain wastes generated by the Company’s oil and gas operations that are currently exempt from regulation as “hazardous wastes” may in the future be designated as “hazardous wastes” and therefore be subject to more rigorous and costly operating and disposal requirements. All of the Company’s properties are operated by third parties over whom the Company has limited control. In addition to the Company’s lack of control over properties operated by others, the failure of previous owners or operators to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company.

Legal proceedings

The Company is facing a lawsuit from one mineral owner, Gloria’s Ranch, LLC that would have a material effect on the acreage position of the Company if ultimately adjudicated entirely in favor of the mineral owner. The Company believes it will prevail regarding a majority, if not all, of the acreage at issue in the Gloria’s Ranch lawsuit.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note I - Cost of oil and gas properties:

Costs incurred

Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Property acquisitions	$1,777,848	$72,385	$394,675
Exploration	—	5,928,825	14,030,615
Development	6,988,114	—	916,613
	$8,765,962	$6,001,210	$15,341,903

Capitalized costs

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at June 30, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Proved properties	$37,033,711	$37,907,410	$29,542,015
Unproved properties	130,446	890,715	3,254,901
	37,164,157	38,798,125	32,796,916
Less: accumulated depreciation, depletion and amortization of oil and gas properties	6,071,190	4,923,318	4,156,650
Total properties	31,092,967	33,874,807	28,640,266
Less: accumulated impairment of oil and gas properties due to full cost ceiling test	(22,181,701)	(22,181,701)	(1,790,882)
Net properties	$8,911,266	$11,693,106	$26,849,384

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Results of operations

The results of operations from oil and gas producing activities for the years ended June 30, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Revenues:
Revenues	$3,486,171	$1,858,139	$2,302,310
Preferred return	—	—	—
	3,486,171	1,858,139	2,302,310
Expenses (excluding G&A and interest expense):
Production, operating and development costs	1,845,153	1,372,041	1,162,489
Depreciation, depletion and amortization	1,147,872	766,669	2,149,570
Impairment loss on oil and gas properties	—	20,390,819	—
	2,993,025	22,529,529	3,312,059
Results before income taxes	493,146	(20,671,390)	(1,009,749)
Provision for income taxes	—	—	—
Results of operations (excluding corporate overhead and interest expense)	$493,146	$(20,671,390)	$(1,009,749)

Note J - Oil and gas reserves information (unaudited):

The estimates of proved oil and gas reserves utilized in the preparation of the financial statements are estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations over prices and costs existing at year-end except by contractual arrangements.

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 2010, 2009 and 2008 together with the changes therein:

	Natural Gas (Mcf)
	2010	2009	2008
Proved developed and undeveloped reserves:
Beginning of year	20,319,627	6,089,729	4,242,051
Revisions of previous estimates	1,399,599	5,233,858	(1,969,397)
Purchases of reserves in place	—	—	—
Extensions and discoveries	8,838,950	9,275,556	4,045,294
Less: Production	(792,433)	(279,516)	(228,219)
Disposals of reserves in place	(608,463)	—	—
End of year	29,157,280	20,319,627	6,089,729

	Oil, condensate and natural gas liquids (Bbls)
	2010	2009	2008
Proved developed and undeveloped reserves:
Beginning of year	126,209	88,948	12,830
Revisions of previous estimates	(112,547)	(8,917)	(1,002)
Purchases of reserves in place	—	—	—
Extensions and discoveries	1,038	49,711	79,861
Less: Production	(2,279)	(3,533)	(2,741)
Disposals of reserves in place	(3,774)	—	—
End of year	8,647	126,209	88,948

The majority of the Company’s Louisiana acreage lies atop the center of what is known in our industry as the “Haynesville Shale Play” (which we refer to as the “Bossier/Haynesville shale” elsewhere herein), one of the most prolific field discoveries in the United States. The discovery of the existence of the Bossier/Haynesville shale formations in the Company’s acreage in fiscal 2008 led to a shift in strategy away from concentrating solely on the development of the Cotton Valley and other shallow formations in our Bethany Longstreet and Johnson Branch fields, and to commencement of the development of the Bossier/Haynesville shale acreage.  Development slowed in fiscal 2009, due to deteriorated economic conditions, a harsh debt and equity environment, stubbornly high field operation costs, and collapse in the pricing of natural gas.

The strategic transactions consummated by the Company in the first half of fiscal, 2010 repositioned the Company for increased development of its acreage.  And, development activity did gain momentum by the second half of fiscal 2010, with increased activity undertaken by EXCO as well as other third party Operators.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The “Revisions of previous estimates” amount of 1,399,599 Mcf in fiscal 2010 was primarily a result of more performance information being available for the fiscal 2010 reserve report. Based on updated performance rates and significantly lower natural gas prices, downward revisions of an aggregate of 3,834,259 Mcf were made to the proved developed reserves of our Bossier/Haynesville shale horizontal wells and our Cotton Valley vertical wells.  Despite depressed natural gas prices, an upward revision of an aggregate of 821,346 Mcf was recognized for certain sections in which the Company maintains a working interest stemming from pre-existing proved undeveloped offset locations, resulting from the proximity to a competitor’s productive horizontally-drilled Haynesville Shale wells.

The “Extensions and discoveries” amount of 8,838,950 Mcf in fiscal 2010 was primarily due to new proved undeveloped offset locations in which the Company maintains a working interest based upon the proximity to a competitor’s productive horizontally-drilled Haynesville Shale wells. This amount was also due to a much lesser extent as a result of exploratory and developmental, or “step out”, drilling in our Johnson Branch acreage in fiscal 2010. The reserve estimates attributable to these new proved undeveloped locations are listed under “Extensions and discoveries.”

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Standardized measure of discounted future net cash flows relating to proved reserves:

The standardized measure of discounted future net cash flows was calculated by applying current year-end prices, considering fixed and determinable price changes only to the extent provided by contractual arrangements or law, to estimated future production, less future expenditures (based on fiscal year-end costs) to be incurred in developing proved undeveloped and proved producing oil and gas reserves, and future income taxes. The resulting future net cash flows were discounted using a rate of 10% per annum (Table 1). The standardized measure of discounted net cash flow amounts contained in the following tabulation does not purport to represent the fair market value of the Company’s oil and gas proved by drilling or production history. There are significant uncertainties inherent in estimating timing and amount of future costs. In addition, the method of valuation utilized is based on current prices and costs and the use of a 10% discount rate, and is not necessarily appropriate for determining fair value (Table 2).

The following is the estimated standardized measure relating to proved oil and gas reserves at June 30, 2010, 2009 and 2008:

Table 1	2010	2009	2008
Future cash flows	$148,560,880	$80,937,110	$95,132,248
Future production costs	(22,826,320)	(9,382,262)	(11,759,214)
Future development costs	(32,813,060)	(38,888,060)	(34,598,145)
Future severance tax expense	(2,184,380)	(5,850,567)	(1,708,116)
Future income taxes	—	—	—
Future net cash flows	$90,737,120	$26,816,221	$47,066,773
Ten percent annual discount for estimated timing of net cash flows	(25,979,830)	(16,013,831)	(13,956,117)
Standardized measure of discounted future net cash flows	$64,757,290	$10,802,390	$33,110,656

The following is an analysis of changes in the estimated standardized measure of proved reserves during the years ended June 30, 2010, 2009 and 2008:

Table 2	2010	2009	2008
Changes from:
Sale of oil and gas produced	$(1,641,018)	$(486,098)	$(1,139,821)
Net changes in prices and production costs	8,664,461	(46,382,115)	13,650,638
Extensions and discoveries	16,205,860	4,501,970	23,748,732
Revision of previous quantity estimates	1,236,952	15,167,786	(13,379,733)
Accretion of discounts	1,080,239	3,311,066	682,971
Net change in income taxes	(324,157)	—	—
Purchases of reserves in place	—	—	—
Disposals of reserves in place	(906,387)	—	—
Development costs incurred that reduced	—	—	—
future development costs	(1,597,267)	—	(302,200)
Changes in future development costs	(330,545)	7,536,184	(1,786,129)
Changes in timing of production and other	31,566,762	(5,957,059)	4,806,488
Change in standardized measure	$53,954,900	$(22,308,266)	$26,280,946

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note K — Selected quarterly financial data (unaudited):

Summarized unaudited quarterly financial data for fiscal 2010 and 2009 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal 2010
Revenues	$359,901	$599,117	$898,075	$1,629,078	$3,486,171
Loss before income taxes	$(1,129,853)	$454,486	$(2,624,315)	$(1,636,943)	$(4,936,625)
Net loss	$(1,129,853)	$454,486	$(2,624,315)	$(1,636,943)	$(4,936,625)
Net loss per common share - basic and diluted (1)	$(0.02)	$0.01	$(0.04)	$(0.02)	$(0.07)
Weighted average common shares outstanding	63,551,697	64,674,565	66,781,797	75,394,579	67,583,793

Fiscal 2009
Revenues	$674,971	$491,966	$293,371	$397,831	$1,858,139
Loss before income taxes	$(965,572)	$(9,815,239)	$(9,187,193)	$(4,794,512)	$(24,762,516)
Net loss	$(965,572)	$(9,815,239)	$(9,187,193)	$(4,794,512)	$(24,762,516)
Net loss per common share - basic and diluted (1)	$(0.02)	$(0.16)	$(0.15)	$(0.07)	$(0.40)
Weighted average common shares outstanding	60,286,271	60,335,564	61,430,731	62,570,564	61,150,400

(1) The sum of the per share amounts per quarter does not equal the total year amount due to changes in the weighted average number of common shares outstanding in each quarter.

Note L — Subsequent Events

On July 26, 2010 the Board of Directors for the Company unanimously agreed to the issuance of 2,404 Series A preferred shares to Langtry Mineral & Development, LLC (“Langtry”), an affiliate of Calvin Wallen III, officer and director for the Company, as the payment of dividends due Langtry with respect to the Series A preferred stock held by Langtry. This brings the total preferred shares outstanding to 105,904.

On August 30, 2010, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with Wells Fargo Energy Capital, Inc. (the “Lender”) providing for an increase in the borrowing base for the Company’s revolving credit facility from $25 million to $30 million. The Company borrowed the full amount of the increase in the borrowing base. The indebtedness under the credit facility, which includes the revolving credit facility and a $5 million convertible term loan, bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matures on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Third Amendment, the Company issued to the Lender additional

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note L — Subsequent Events (continued)

warrants, expiring on December 1, 2014, for the purchase of up to 1,000,000 shares of Company common stock at an exercise price of $1.00 per share, with the availability of the underlying common shares for the warrants subject to NYSE Amex listing of additional shares approval.

During August 2010, the Company borrowed short-term funds from Mr. Wallen and his affiliated companies for working interest payments and lease renewal payments. This was necessary due to the timing of the funding of the Third Amendment with our Lender. These funds were repaid in full on August 30, 2010.

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on March 10, 2010).

3.2	Certificate of Designation Establishing a series of Preferred Stock of Cubic Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on March 10, 2010)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-KSB for the period ended June 30, 2000).

10.1

Securities Purchase Agreement, dated as of December 12, 2005, among Cubic Energy, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2005).

10.2

Registration Rights Agreement, dated as of December 12, 2005, among Cubic Energy, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2005).

10.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2005).

10.4

Common Stock Purchase Warrant, dated February 6, 2006, issued to Petro Capital Securities, LLC (filed as exhibit 10.3 to the Company’s Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.5	Common Stock Purchase Warrant, dated February 6, 2006, issued to Petro Capital V, L.P. (filed as exhibit 10.4 to the Company’s Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.6

Registration Rights Agreement, dated as of February 6, 2006, by and between Cubic Energy, Inc., Petro Capital V, L.P. and Petro Capital Securities, LLC (filed as exhibit 10.5 to the Company’s Form 8-K dated February 8, 2006, and incorporated herein by reference).

10.7	Subscription and Registration Rights Agreement with George Karfunkel, dated July 26, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 28, 2006).

10.8	Subscription and Registration Rights Agreement with Yehuda Neuberger and Anne Neuberger JTWROS dated July 26, 2006 (filed as Exhibit 10.2 to the Company’s Form 8-K dated July 28, 2006).

10.9	Warrant issued to Yehuda Neuberger and Anne Neuberger JTWROS (filed as Exhibit 10.4 to the Company’s Form 8-K dated July 28, 2006).

10.10

Third Amendment to Promissory Note, dated November 10, 2006, by and between, Cubic Energy, Inc. and Tauren Exploration, Inc. (filed as Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2006).

10.11	Form of Subscription and Registration Rights Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2006).

10.12	Form of Warrant (filed as Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2006).

10.13	Credit Agreement dated March 5, 2007 by and between Cubic Energy, Inc. and Wells Fargo Capital, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed March 9, 2007).

10.14	Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc. dated March 5, 2007, issued to Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.4 to the Company’s Form 8-K on March 9, 2007).

10.15	Form of Assignment of Net Profits Interest (filed as Exhibit 10.6 to the Company’s Form 8-K on March 9, 2007).

10.16	Employment Agreement with Calvin A. Wallen, III, dated February 29, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K on March 5, 2008) **.

10.17	Employment Agreement with Jon S. Ross dated February 29, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K on March 5, 2008) **.

10.18	Subordinated Promissory Note dated May 6, 2008 (filed as Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended March 31, 2008).

10.19	First Amendment to Credit Agreement with Wells Fargo Energy Capital dated May 8, 2008 (filed as Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended March 31, 2008).

10.20	Form of Subscription and Registration Rights Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed September 1, 2009).

10.21	Form of Warrant (filed as Exhibit 10.2 to the Company’s Form 8-K filed September 1, 2009).

10.22	Purchase and Sale Agreement (Cubic Override) dated November 24, 2009 between the Company and Tauren Exploration, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 1, 2009)

10.23

Purchase and Sale Agreement (Langtry Override) dated November 24, 2009 between the Company and Langtry Mineral & Development, LLC (filed as Exhibit 10.2 to the Company’s Form 8-K filed December 1, 2009)

10.24

Subscription and Common Stock Purchase Agreement dated November 24, 2009 between the Company and Langtry Mineral & Development, LLC (filed as Exhibit 10.3 to the Company’s Form 8-K filed December 1, 2009)

10.25

Subscription and Preferred Stock Purchase Agreement dated November 24, 2009 between the Company and Langtry Mineral & Development, LLC (filed as Exhibit 10.4 to the Company’s Form 8-K filed December 1, 2009)

10.26

 Second Amendment to Credit Agreement, dated December 18, 2009, by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 23, 2009)

10.27

Promissory Note, dated as of December 18, 2009, by Cubic Energy, Inc., payable to Wells Fargo Energy Capital, Inc. in the maximum principal amount of $40,000,000 (filed as Exhibit 10.2 to the Company’s Form 8-K filed December 23, 2009)

10.28

Convertible Promissory Note, dated as of December 18, 2009, by Cubic Energy, Inc., payable to Wells Fargo Energy Capital, Inc. in the principal amount of $5,000,000 (filed as Exhibit 10.3 to the Company’s Form 8-K filed December 23, 2009)

10.29

Amended and Restated Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc., dated December 18, 2009, issued to Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.4 to the Company’s Form 8-K filed December 23, 2009)

10.30

Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc., dated December 18, 2009, issued to Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.5 to the Company’s Form 8-K filed December 23, 2009)

10.31

Amended and Restated Registration Rights Agreement, dated as of December 18, 2009, by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.6 to the Company’s Form 8-K filed December 23, 2009)

10.32	Subordinated Promissory Note, dated as of December 18, 2009, by Cubic Energy, Inc., payable to Calvin A. Wallen, III (filed as Exhibit 10.7 to the Company’s Form 8-K filed December 23, 2009)

10.33

 Third Amendment to Credit Agreement, dated August 30, 2010, by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed September 1, 2010)

10.34

Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc., dated August 30, 2010, issued to Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed September 1, 2010)

10.35

Second Amended and Restated Registration Rights Agreement, dated as of August 30, 2010, by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.3 to the Company’s Form 8-K filed September 1, 2010)

10.36	Cubic Energy, Inc. 2005 Stock Option Plan (filed as Exhibit D to file Company’s Definitive Schedule 14A filed with the SEC on December 12, 2005) **

10.37*	Amendment to Cubic Energy, Inc. 2005 Stock Option Agreement effective as of May 7, 2010 **

23.1*	Consent of Philip Vogel & Co., PC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Calvin A. Wallen, III

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Larry G. Badgley

32.1*	Section 1350 Certification of Calvin A. Wallen, III

32.2*	Section 1350 Certification of Larry G. Badgley

99.1*	RPS Reserve Report summary letter

  *           Filed herewith

**          Management Compensation Contracts