Form 10-K/A
period 2010-06-30
CUBIC ENERGY INC
filed 2010-10-12
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the annual period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 in order to revise the consent originally filed as Exhibit 23.1.  This Form 10-K/A is limited in scope to the foregoing and should be read in conjunction with our Form 10-K and our other filings with the SEC.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (3) Exhibits

See the Exhibit Index immediately preceding the Exhibits filed with this report.

2

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on October 12, 2010.

CUBIC ENERGY, INC.

By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III
President and Chief
Executive Officer

By:	/s/ Larry G. Badgley
Larry G. Badgley
Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Calvin A. Wallen, III	Chairman, President and Chief Executive	October 12, 2010
Calvin A. Wallen, III	Officer (principal executive officer)

/s/ Larry G. Badgley	Chief Financial Officer	October 12, 2010
Larry G. Badgley	(principal financial and accounting officer)

/s/ Jon S. Ross		October 12, 2010
Jon S. Ross	Secretary and Director

/s/ Gene C. Howard		October 12, 2010
Gene C. Howard	Director

/s/ Herbert A. Bayer		October 12, 2010
Herbert A. Bayer	Director

/s/ Robert L. Clements		October 12, 2010
Robert L. Clements	Director

/s/ Phyllis K. Harding		October 12, 2010
Phyllis K. Harding	Director

/s/ William L. Bruggeman, Jr.		October 12, 2010
William L. Bruggeman, Jr.	Director

3

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000)

10.1

Securities Purchase Agreement, dated as of December 12, 2005, among Cubic Energy, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2005)

10.2

Registration Rights Agreement, dated as of December 12, 2005, among Cubic Energy, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 16, 2005)

10.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 16, 2005)

10.4

Common Stock Purchase Warrant, dated February 6, 2006, issued to Petro Capital Securities, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 9, 2006)

10.5	Common Stock Purchase Warrant, dated February 6, 2006, issued to Petro Capital V, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 9, 2006)

10.6

Registration Rights Agreement, dated as of February 6, 2006, by and between Cubic Energy, Inc., Petro Capital V, L.P. and Petro Capital Securities, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 9, 2006)

10.7	Subscription and Registration Rights Agreement with George Karfunkel, dated July 26, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 28, 2006)

10.8

Subscription and Registration Rights Agreement with Yehuda Neuberger and Anne Neuberger JTWROS dated July 26, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 28, 2006)

10.9	Warrant issued to Yehuda Neuberger and Anne Neuberger JTWROS (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 28, 2006)

10.10

Third Amendment to Promissory Note, dated November 10, 2006, by and between, Cubic Energy, Inc. and Tauren Exploration, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006)

10.11	Form of Subscription and Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006)

10.12	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2006)

10.13

Credit Agreement dated March 5, 2007 by and between Cubic Energy, Inc. and Wells Fargo Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 9, 2007)

10.14

Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc. dated March 5, 2007, issued to Wells Fargo Energy Capital, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K on March 9, 2007)

10.15	Form of Assignment of Net Profits Interest (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K on March 9, 2007)

10.16	Employment Agreement with Calvin A. Wallen, III, dated February 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 5, 2008)**

10.17	Employment Agreement with Jon S. Ross dated February 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 5, 2008) **

10.18	Subordinated Promissory Note dated May 6, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008)

10.19

First Amendment to Credit Agreement with Wells Fargo Energy Capital dated May 8, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008)

10.20	Form of Subscription and Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2009)

10.21	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2009)

10.22

Purchase and Sale Agreement (Cubic Override) dated November 24, 2009 between the Company and Tauren Exploration, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 1, 2009)

10.23

Purchase and Sale Agreement (Langtry Override) dated November 24, 2009 between the Company and Langtry Mineral & Development, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2009)

10.24

Subscription and Common Stock Purchase Agreement dated November 24, 2009 between the Company and Langtry Mineral & Development, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2009)

10.25

Subscription and Preferred Stock Purchase Agreement dated November 24, 2009 between the Company and Langtry Mineral & Development, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 1, 2009)

10.26

Second Amendment to Credit Agreement, dated December 18, 2009, by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2009)

10.27

Promissory Note, dated as of December 18, 2009, by Cubic Energy, Inc., payable to Wells Fargo Energy Capital, Inc. in the maximum principal amount of $40,000,000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 23, 2009)

10.28

Convertible Promissory Note, dated as of December 18, 2009, by Cubic Energy, Inc., payable to Wells Fargo Energy Capital, Inc. in the principal amount of $5,000,000 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 23, 2009)

10.29

Amended and Restated Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc., dated December 18, 2009, issued to Wells Fargo Energy Capital, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 23, 2009)

10.30

Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc., dated December 18, 2009, issued to Wells Fargo Energy Capital, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 23, 2009)

10.31

Amended and Restated Registration Rights Agreement, dated as of December 18, 2009, by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 23, 2009)

10.32

Subordinated Promissory Note, dated as of December 18, 2009, by Cubic Energy, Inc., payable to Calvin A. Wallen, III (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 23, 2009)

10.33

Third Amendment to Credit Agreement, dated August 30, 2010, by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2010)

10.34

Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc., dated August 30, 2010, issued to Wells Fargo Energy Capital, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2010)

10.35

Second Amended and Restated Registration Rights Agreement, dated as of August 30, 2010, by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 1, 2010)

10.36	Cubic Energy, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit D to the Company’s Definitive Schedule 14A filed on December 12, 2005)**

10.37

Amendment to Cubic Energy, Inc. 2005 Stock Option Agreement effective as of May 7, 2010 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010)**

23.1*	Consent of Philip Vogel & Co., PC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Calvin A. Wallen, III

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Larry G. Badgley

32.1*	Section 1350 Certification of Calvin A. Wallen, III

32.2*	Section 1350 Certification of Larry G. Badgley

99.1	RPS Reserve Report summary letter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010)

* Filed herewith.

** Management Compensation Contracts