Form 10-Q
period 2010-09-30
CUBIC ENERGY INC
filed 2010-11-15
CIK 319156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2010

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

As of October 31, 2010, the registrant had 75,394,579 shares of common stock, $0.05 par value, outstanding.

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

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as well as other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

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

•                  the ability of our operators to obtain goods and services, such as drilling rigs and other oilfield equipment, and access to adequate gathering systems and pipeline take-away capacity, to execute our drilling program;

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

PART I - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheet as of September 30, 2010, and the related condensed statements of operations and of cash flows of Cubic Energy, Inc. (Company) for the three-month periods ended September 30, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Cubic Energy, Inc. as of June 30, 2010, and the related statements of operations, stockholders’ equity and cash flows for the year then ended; and in our report dated September 28, 2010, we expressed an unqualified opinion on those statements.

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC
Certified Public Accountants

Dallas, Texas
November 12, 2010

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

Item 1. Financial Statements

	September 30,
	2010 (unaudited)	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$2,586,312	$391,898
Accounts receivable - trade	1,263,298	1,580,049
Other prepaid expenses	358,410	42,525
Total current assets	4,208,020	2,014,472
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	18,903,826	14,852,010
Unproven properties	130,446	130,446
Office and other equipment	28,420	28,420
Property and equipment, at cost	19,062,692	15,010,876
Less accumulated depreciation, depletion and amortization	6,379,521	6,088,038
Property and equipment, net	12,683,171	8,922,838
Other assets:
Deferred loan costs, net	119,688	39,471
Other - Long term drilling credit	23,292,058	27,219,160
Total other assets	23,411,746	27,258,631
	$40,302,937	$38,195,941
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$980,738	$3,031,300
Due to affiliates	213,023	419,080
Total current liabilities	1,193,761	3,450,380
Long-term liabilities:
Long-term debt, net of discounts	$24,867,732	$18,983,532
Note payable to affiliate	2,000,000	2,000,000
Total long-term liabilities	26,867,732	20,983,532
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; Series A - 8% preferred stock,$100 stated value, redeemable at $120 and covertible at $1.20 per common share; authorized 165,000 shares; 105,904 shares issued and outstanding at September 30,2010, and 103,500 issued or outstanding at June 30, 2010	$1,059	$1,035
Additional paid-in capital	10,589,341	10,348,965
Common stock - $.05 par value; authorized 120,000,000 shares; issued 75,394,579 shares at September 30, 2010 and 75,394,579 shares at June 30, 2010	3,769,730	3,769,730
Additional paid-in capital	54,549,867	54,032,985
Accumulated deficit	(56,668,553)	(54,390,686)
Stockholders’ equity	12,241,444	13,762,029
	$40,302,937	$38,195,941

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	September 30,
	2010	2009
Revenues:
Oil and gas sales	$839,824	$359,901
Total revenues	$839,824	$359,901
Costs and expenses:
Oil and gas production, operating and development costs	285,053	291,337
General and administrative expenses	473,169	444,923
Depreciation, depletion and non-loan-related amortization	291,483	232,597
Total costs and expenses	1,049,705	968,857
Operating income (loss)	(209,881)	(608,956)

Non-operating income (expense):
Other income	1,719	452
Interest expense, including amortization of loan discount	(1,851,772)	(487,389)
Amortization of loan costs	(9,233)	(33,960)
Total non-operating income (expense)	(1,859,286)	(520,897)
Loss from operations before income taxes	(2,069,167)	(1,129,853)
Provision for income taxes	—	—
Net loss	$(2,069,167)	$(1,129,853)
Net loss per common share - basic and diluted	$(0.03)	$(0.02)
Weighted average common shares outstanding	75,394,579	63,551,697

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net (loss)	$(2,069,167)	$(1,129,853)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	1,712,347	396,270
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	316,751	(118,460)
(Increase) decrease in other prepaid expenses	(315,884)	7,286
Increase (decrease) in accounts payable and accrued liabilities	(2,018,862)	702,278
Increase (decrease) in due to affiliates	(23,112)	121,649
Net cash provided (used) by operating activities	(2,397,927)	(20,830)
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(124,714)	(89,361)
Increase (decrease) in capital portion of due to affiliates	(182,945)	(392,957)
(Increase) decrease in advances on development costs	—	(978,890)
Net cash provided (used) by investing activities	(307,659)	(1,461,208)
Cash flows from financing activities:
Proceeds from credit facility	5,000,000	—
Issuance of common stock, net	—	1,788,400
Loan costs incurred and other	(100,000)	—
Net cash provided (used) by financing activities	4,900,000	1,788,400
Net increase (decrease) in cash and cash equivalents	$2,194,414	$306,362
Cash and cash equivalents:
Beginning of period	391,898	71,050
End of period	$2,586,312	$377,412
Other information:
Cash interest paid on debt	$411,625	$474,282
Non-cash investing and financing activities:
Use of prepaid drilling credit for acquisition and development of oil and gas properties	$3,927,102	$—
Warrants issued for loan costs	$516,882	$—
Preferred stock dividends accrued	$208,700	$—
Conversion of accrued dividend to Preferred Stock	$204,400	$—

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2010

(Unaudited)

Note A — Summary of Significant Account Policies:

Basis of presentation

The accounting policies followed by Cubic Energy, Inc., a Texas corporation (the “Company” or “Cubic”), are set forth in the Company’s financial statements that are a part of its Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of September 30, 2010, and for the three-month periods ended September 30, 2010, and 2009, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Potential dilutive securities (e.g., stock warrants, convertible preferred stock and convertible debt) have not been considered because the Company reported net losses in the three-month periods ended September 30, 2010 and 2009, and, accordingly, their effects would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding was 75,394,579 and 63,551,697 for the quarters ended September 30, 2010 and 2009, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2010

(Unaudited)

Note B — Stockholders’ Equity:

Stock issuance

On February 23, 2009, twenty-two warrant holders of the Company exercised warrants for 2,000,000 shares of Company common stock, through the payment of $1,400,000 to the Company. Included among these warrant holders were the following 5% beneficial owners: William L. Bruggeman, Jr. and Ruth J. Bruggeman JTWROS exercised warrants for 1,544,000 shares and Steven S. Bruggeman exercised warrants for 24,000 shares.

In connection with the following common stock issuances, the Company entered into Subscription and Registration Rights Agreements (“Subscription Agreements”) with certain investors. Pursuant to the Subscription Agreements, the Company issued an aggregate of 2,104,001 shares of common stock and warrants exercisable into 1,052,000 shares of common stock. On August 18, 2009, four investors acquired 804,000 shares of common stock and warrants exercisable into 402,000 shares of common stock, through the payment of $683,400. On August 26, 2009, six investors acquired 1,300,001 shares of common stock and warrants exercisable into 650,000 shares of common stock, through the payment of $1,105,001. The warrants are exercisable through July 31, 2014, at $0.85 per share. With respect to certain of such issuances, the Company paid broker-dealer commissions in the aggregate amount of $59,500. Pursuant to the Subscription Agreements, the investors paid aggregate consideration of approximately $1,788,400, net of commissions, which has been used for working capital purposes.

On November 24, 2009, the Company entered into transactions with Tauren Exploration, Inc. (“Tauren”) and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Calvin A. Wallen, III, the Chairman of the Board, President and Chief Executive Officer of the Company (“Mr. Wallen”), under which the Company has acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company will use the Drilling Credits to fund $30,952,810 of its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company, which are now operated by a third party. As consideration for the Drilling Credits, the Company (a) conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) on March 16, 2010 issued to Langtry 10,350,000 shares of common stock and preferred stock with a stated value of $10,350,000, convertible into Company common shares at $1.20 per common share, with a five year conversion term. The preferred stock is entitled to cumulative dividends equal to 8% per annum, payable quarterly, which dividends may be paid in cash or in additional shares of preferred stock, in the Company’s discretion. The preferred stock may be redeemed by the Company at any time, at a redemption price equal to 20% over the original issue price, plus accrued and unpaid dividends. The consideration with respect to these transactions was determined pursuant to negotiations between the Company, Tauren and Langtry, and not pursuant to any formula. The foregoing transactions were approved by a special committee of the board of directors of the Company comprised exclusively of the Company’s non-employee directors.

The aforementioned issuances were made in reliance upon exemptions from registration set forth in Regulation D and/or Section 4(2) of the Securities Act of 1993, as amended, which exempts transactions by an issuer not involving a public offering.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2010

(Unaudited)

Stock grants

On February 3, 2010, the Company issued 370,014 unregistered shares of common stock to five directors of the Company pursuant to the Company’s 2005 Stock Option Plan (the “Plan”).  As of such date, the aggregate market value of the common stock granted was $395,915 based on the last sale price ($1.07 per share) on the aforementioned date, on the NYSE — Amex of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

On January 12, 2009, the Company issued 235,000 unregistered shares to three directors of the Company pursuant to the Plan. As of such date, the aggregate market value of the common stock granted was $385,400 based on the last sale price ($1.64 per share) on the aforementioned date, on the NYSE — Amex of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

The foregoing grants were made in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

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

The Term Loan of $5,000,000 is convertible into  shares of Cubic common stock, currently at a conversion price of $0.9911 per share. Approximately $5,000,000 of the funded amount was used, together with cash on hand, to retire the Company’s previously outstanding senior debt that was due February 6, 2009.

In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock, currently at an exercise price of $0.9911 per share.

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and a net profits interest in the future production of hydrocarbons from or attributable to Cubic’s net interest in its Louisiana properties, which net profits interest was granted to Wells Fargo, based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid-in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties. The assignment of a value to the warrants and net profits interest resulted in a loan discount being recorded. The discount amortization was over the original three-year term of the debt as additional interest expense.  Amortization for the quarters ended September 30, 2010 and 2009 was $0 and $129,713, respectively.

Cubic incurred loan costs of $240,613 on the issuance of the debt and warrants. The amount allocable to the debt of $166,590 has been capitalized and was amortized over the original term of the debt. Amortization for the quarters ended September 30, 2010 and 2009 was $0 and $55,733, respectively. Cubic also incurred commitment fees of $170,000 related to subsequent increases in the Credit Facility’s borrowing base; such amount was capitalized in fiscal 2008 and was amortized over the remaining term of the loan.  Amortization for the quarters ended September 30, 2010 and 2009 was $0 and $19,913, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2010

(Unaudited)

On December 18, 2009, the Company entered into a Second Amendment to Credit Agreement with Wells Fargo,

providing for a revolving credit facility of up to $40 million and a convertible term loan of $5 million (the “Amended Credit Agreement”). The borrowing base under the revolving credit facility was initially established at $25 million. The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matures on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Amended Credit Agreement, the Company issued to Wells Fargo additional warrants, expiring on December 1, 2014, for the purchase of up to 5,000,000 shares of Company common stock, currently at an exercise price of $0.9911 per share, and extended the expiration date of the warrants to purchase 2,500,000 shares of Company common stock that were previously issued to Wells Fargo to December 1, 2014.

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and the beneficial conversion feature based on their fair market values at the date of issuance. The fair market value assigned to the extension of warrants to purchase 2,500,000 shares of Company common stock was $923,302 and the value assigned to the issuance of the warrant to purchase the additional 5,000,000 shares of Company common stock was $8,031,896, which was recorded as an increase in additional paid-in capital. The difference in the fair value of the term loan and the face amount of $1,877,494 was recorded as an extinguishment of debt, offset by the amount of unamortized deferred loan cost and discounts associated with the original debt of $129,871.  The beneficial conversion feature equaled $5,027,494, which was reduced to $3,122,506 based on the limitation to the fair value to debt. The assignment of a value to the warrants and beneficial conversion feature as well as the write-down of the term loan to the fair value resulted in a total loan discount in the amount of $13,955,198 being recorded. The discount is being amortized over the term of the debt as additional interest expense. Amortization was $1,386,478 for the quarter ended September 30, 2010. Amortization for the fiscal years ending June 30, 2011 and 2012 is expected to be approximately $5,500,699 and $5,515,769, respectively.

In connection with the modification of the indebtedness, the Company recorded a gain on extinguishment of debt of $1,747,623.  Such amount includes the write-off of the unamortized deferred loan cost ($26,947), and the write-off of the remaining loan discount ($102,924).

Cubic incurred loan costs of $50,000 on the issuance of the debt and warrants. The amount was capitalized and allocated to the debt and is being amortized over the term of the debt. Amortization was $4,968 for the quarter ended September 30, 2010. Amortization for the fiscal years ending June 30, 2011 and 2012 is expected to be approximately $19,708 and $19,762, respectively.

On August 30, 2010, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with Wells Fargo providing for an increase in the borrowing base for the Company’s revolving credit facility from $25 million to $30 million. The Company borrowed the full amount of the increase in the borrowing base. The indebtedness under the credit facility, which includes the revolving credit facility and a $5 million convertible term loan, bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matures on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Third Amendment, the Company issued to Wells Fargo additional warrants, expiring on December 1, 2014, for the purchase of up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Loan costs of $89,000 and warrant discounts of $527,430 were recognized.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2010

(Unaudited)

The Company allocated the proceeds from the issuance of the debt to the warrants and the debt. The value assigned to the warrants of $516,882 was recorded as an increase in additional paid-in-capital. The assignment of a value to the warrants resulted in a loan discount being recorded. The discount amortization is over the two-year term of the debt as additional interest expense. Amortization for the quarter ended September 30, 2010 was $25,153. Amortization for the fiscal years ending June 30, 2011 and 2012 is expected to be approximately $239,741 and $287,689, respectively.

Cubic incurred loan costs of $100,000 on the issuance of the debt and warrants. The amount allocable to the debt of $89,451 has been capitalized and is being amortized over the term of the debt. Amortization for the quarter ended September 30, 2010 was $4,266. Amortization for the fiscal years ending June 30, 2011 and 2012 is expected to be approximately $40,660 and $48,791, respectively.

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

On December 18, 2009, the Company issued a subordinated promissory note payable to Mr. Wallen in the principal amount of $2,000,000 (the “Wallen Note”). This note bears interest at the prime rate plus one percent (1%), with interest payable monthly. The Wallen Note was entered into with the consent of Wells Fargo. The outstanding principal balance is due and payable on September 30, 2012 and is subordinated to the indebtedness under the Amended Credit Agreement, as amended by the Third Agreement. The proceeds of the Wallen Note were used to repay the Subordinated Note. The net profits interest described above was conveyed to the Lender in connection with the repayment.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2010

(Unaudited)

Note D — Related party transactions:

An affiliated company, Tauren, which is owned 100% by Mr. Wallen, owns a working interest in the wells in which the Company owns a working interest. As of September 30, 2010 and June 30, 2010, the Company owed Tauren $41,692 and $78,679, respectively, for miscellaneous capital expenditures and general and administrative expenses paid by Tauren on the Company’s behalf.

In addition, there are twenty-three wells in which the Company owns a working interest that are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by Mr. Wallen. As of September 30, 2010 and June 30, 2010, the Company owed Fossil $455,469 and $755,683, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $284,138 and $415,282 respectively, for oil and gas sales.

Note E — Subsequent Events

On October 21, 2010 the Board of Directors of the Company agreed to issue 2,087 Series A preferred shares to Langtry, an affiliate of Mr. Wallen, as the payment of dividends due to Langtry with respect to the Series A preferred stock held by Langtry.  These shares have yet to be issued.  Following this issuance, the total number of preferred shares outstanding will be 107,991.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three months ended September 30, 2010 and 2009 should be read in conjunction with our condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2010.

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

As part of our strategic plan to restructure our debt and raise additional operating capital, during the second quarter of fiscal 2010, Wells Fargo expanded our credit facility to $45 million, which includes a $40,000,000 revolving credit facility and a $5,000,000 convertible term note. The revolving credit facility is subject to borrowing base limits, and as of September 30, 2010, the revolver had $30 million outstanding with a maturity date of July 1, 2012. We also acquired $30.9 million in drilling credits, which has a balance of approximately $23 million, dedicated for the future drilling and completion of horizontal Haynesville Shale formation wells. For additional information, see below under “Capital Resources and Liquidity”.

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

Results of Operations

	Three months ended
	September 30,
	2010	2009
Production Volumes:
Oil (Bbl)	420	201
Natural gas liquids (gallons)	11,626	8,927
Natural gas (Mcf)	181,982	95,553
Total (Mcfe)	186,162	98,035

Weighted Average Sales Prices:
Oil (per Bbl)	$72.99	$67.95
Natural gas liquids (per gallon)	$1.38	$1.09
Natural gas (per Mcf)	$4.36	$3.52

Selected Expenses per Mcfe:
Production costs	$0.89	$2.59
Workover expenses (non-recurring)	$—	$—
Severance taxes	$0.12	$0.22
Other revenue deductions	$0.53	$0.16
Total lease operating expenses	$1.53	$2.97
General and administrative expenses	$2.54	$4.54
Depreciation, depletion and amortization	$1.57	$2.37

Revenues

OIL AND GAS SALES increased 133% to $839,824 for the quarter ended September 30, 2010 from $359,901for the quarter ended September 30, 2009 primarily due to increased production from third-party operated horizontal Haynesville Shale wells during the 2010 quarter. The weighted average natural gas price we received in the 2010 quarter was $4.36 per Mcf versus $3.52 per Mcf in the 2009 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) decreased 2% to $285,053 (34% of oil and gas sales) for the 2010 quarter from $291,337 (81% of oil and gas sales) for the 2009 quarter. These expenses showed minimal change for the 2010 quarter versus the 2009 quarter.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) increased 6% to $473,169 for the 2010 quarter from $444,923 in the 2009 quarter as a result of an increase in contract staff needed to support accounting for division orders and joint interest billing created by the new wells.

DEPRECIATION, DEPLETION AND NON-LOAN RELATED AMORTIZATION (“DD&A”) increased 25% to $291,483 in the 2010 quarter from $232,597 in the 2009 quarter primarily due to bringing new wells on line. No impairment loss was recognized during the quarter ended September 30, 2010. An excess of capitalized costs over the full costs ceiling test limitation at September 30, 2009, was not charged against earnings because of an increase in oil and gas prices subsequent to quarter end, as prescribed in Rule 4-10(c) (4) of Regulation S-X.

INTEREST EXPENSE increased 280% to $1,851,772 in the 2010 quarter from $487,389 in the 2009 quarter primarily due to an increase in debt (before discounts) to $37,000,000 at September 30, 2010, which includes a $10,000,000increase to the revolving line of credit to $30,000,000 from $20,000,000, the $5,000,000 term loan with Wells Fargo and $2,000,000 under the terms of the subordinated note with Mr. Wallen. The weighted average debt balance (before discounts) for the 2010 quarter was $33,684,783 as compared to $27,000,000 in the 2009 quarter. The Credit Facility with Wells Fargo also resulted in loan discounts being recorded. The discounts were amortized over the original three-year term of the debt, which ended December 18,2009.  At that time the debt was extended to July 1, 2012, with a total of $1,411,631, of additional interest expense, being recorded in the 2010 quarter and $129,713 in the 2009 quarter.

Capital Resources and Liquidity

Working Capital

The Company’s working capital increased to$3,014,258 at September 30, 2010 from ($1,435,908) at June 30, 2010, primarily due to cash flows provided by financing activities of $4,900,000 resulting from the increase in our Credit Facility borrowing base.  These cash inflows were partially offset by the $307,659 use of cash from investing activities related to non-operated well expense and the $2,397,927 use of cash from operating activities related to the payment of past due accounts payable in the quarter ended September 30, 2010.

On November 24, 2009, the Company entered into transactions with Tauren Exploration, Inc. (“Tauren”) and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Mr. Wallen, under which the Company has acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company still has Drilling Credits totaling $23,292,058 to fund  its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company which are now operated by a third party.

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

Cubic is participating in an aggregate of 45 natural gas wells in Louisiana. Currently, we are participating in 20 vertical Cotton Valley wells, 4 vertical Haynesville Shale wells, and 21 horizontal Haynesville Shale wells. Of those 45 wells, 18 vertical Cotton Valley wells and 4 vertical Haynesville Shale wells are operated by an affiliate company, Fossil Operating, an entity controlled by Mr. Wallen; 3 horizontal Haynesville Shale wells are operated by Goodrich; 5 horizontal Haynesville Shale wells are operated by EXCO; 2 vertical Cotton Valley wells are operated by Indigo Minerals, LLC (“Indigo”); 12 horizontal Haynesville Shale wells are operated by Chesapeake; and 1 horizontal Haynesville Shale well is operated by El Paso.

Since Cubic is not the operator, our first revenue lags behind the spud date by as much as six to twelve months. Being a non-operating entity significantly limits our ability to forecast drilling plans, capital expenditures, cash flows and earnings.

Goodrich has drilled and completed the following horizontal Haynesville Shale wells: the Garland 25 in Section 25-T14N-R16W; the Plants 26 in Section 26-T14N-R16W; and the Garland 24 in Section 24-T14N-R16W. Within the first 90 days of production, these three wells each produced over one Bcf of natural gas.

EXCO recently completed its first horizontal Haynesville Shale well on Cubic’s acreage, the Red Oak Timbers 6-1 in Section 6-T14N-R15W. EXCO experienced a breach in the casing at approximately 11,000’, which limited the completion technique on this well.  When considering the limited completion technique, the Red Oak 6-1 has produced according to expectation.  Recently, EXCO spud the Thomas 36-1in Section36-T16N-R15W. EXCO currently has plans to drill and complete 8-10 horizontal wells on our acreage by the end of fiscal 2011.

Chesapeake drilled and completed two vertical Cotton Valley wells on our acreage, the Copeland 12-1 and the Soaring Ridge 15-1, located in Sections 12 and 15-T15N-R16W. Indigo now operates these two wells, which are producing small quantities of natural gas.

Chesapeake has drilled and completed nine horizontal Haynesville Shale wells on our acreage, the SRLT 33-H1 in Section 33-T16N-R15W; the Mitchell 12-H1, the Saddler 9-H1 and the Woolworth 15-H1 in Sections 12, 9 and 15-T15N-R16W, respectively; and the Clingman 12-H1, the Clingman 11-H1, the Clingman 2-H1, the Soaring Ridge 15-H1 and the Muslow 5-H1 in Sections 15, 12, 11, 2 and 5-T15N-R15W, respectively. Chesapeake has three more locations waiting on completion: the Western 18-H1 in Section 18-T15N-R16W, the Slaughter 6-H1 in Section 6-T15N-R15W and the Burford 21-H1 in Section 21-14N-15W.

El Paso has spud and drilled one horizontal Haynesville Shale well on our acreage, the E.T. Fisher 20-H1 in Section 20-14N-15W. This well is currently waiting on completion.

The Company has revised its planned capital expenditures for the remainder of fiscal 2011. We have postponed the re-completions and workovers of current Cotton Valley vertical wells planned for fiscal 2011 due to commodity prices.  Further, EXCO has shifted some of its operations, originally anticipated for late fiscal 2010, to fiscal 2011. As a result, our projected capital expenditures for fiscal 2011 for our working interest portion of third party operator horizontal drilling will be approximately $20,000,000 to $30,000,000 as stated  in our Annual Report on Form 10-K for the year ended June 30, 2010.

The Company plans to fund these capital expenditures, among other ways, through existing drilling credits, the additional capacity under our revolving credit facility with Wells Fargo, subject to borrowing base increases, cash on hand and cash provided from operations. Future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and natural gas, and actual production from existing and newly-completed wells. The Company’s success in developing and producing new reserves, and the amount of funds which may ultimately be required to finance the Company’s development and exploration program, all have a certain level of uncertainty.  Thus, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploration activities.

Cash Flow

Our net (decrease) increase in cash and cash equivalents is summarized as follows:

	Three months ended
	September 30,
	2010	2009
Net cash provided (used) by operating activities	$(2,397,927)	$(20,830)
Net cash provided (used) by investing activities	(307,659)	(1,461,208)
Net cash provided (used) by financing activities	4,900,000	1,788,400
Net increase (decrease) in cash and cash equivalents	$2,194,414	$306,362

Operating Activities — During the quarter ended September 30, 2010, the Company used cash flows from operating activities of $2,397,927 as compared to $20,830 in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The primary driver of cash used in investing activities is capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the quarter ended September 30, 2010, we used net cash of $307,659 in investing activities. For the quarter ended September 30, 2009, we had capital spending of $392,957 for non-operated well expense and used net cash of $1,461,208 in investing activities.

Financing Activities — Net cash flows provided by financing activities were $4,900,000 and $1,788,400 in the quarters ended September 30, 2010 and 2009, respectively. During the 2010 quarter, we received an aggregate of $5,000,000 in proceeds from the third amendment to our Wells Fargo Credit Agreement and the issuance of warrants to Wells Fargo. We paid $100,000 in loan costs. During the 2009 quarter, we received an aggregate of $1,788,400 in proceeds from the issuance of stock and warrants.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended June 30, 2010.

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

Interest Rate Risk

As of September 30, 2010, we had $37,000,000 of long-term debt outstanding under our Credit Facility and the Wallen Note, each of which matures on July 1, 2012 and bears interest at the prime rate plus 2.0% and prime rate plus 1%, respectively. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at September 30, 2010, a 100 basis point change in interest rates would change our annual interest expense by approximately $370,000. We had no interest rate derivatives during the first quarter of fiscal 2011.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes regarding the legal proceedings disclosed in our Fiscal 2010 Form 10-K filed on September 28, 2010.

Item 1A. Risk Factors

There have been no material changes in the risk factors applicable to us from those disclosed in our Fiscal 2010 Form 10-K filed on September 28, 2010.

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

CUBIC ENERGY, INC.
(Registrant)

Date: November 15, 2010	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)