Form 10-Q
period 2010-12-31
CUBIC ENERGY INC
filed 2011-02-14
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                to

Commission File Number 001-34144

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

As of February 7, 2010, the registrant had 76,815,908 shares of common stock, $0.05 par value, outstanding.

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

•                  dependence on third party operators, and their ability to obtain goods and services, such as drilling rigs and other oilfield equipment, and access to adequate gathering systems and pipeline take-away capacity, to execute their drilling program;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheet as of December 31, 2010, and the related condensed statements of operations for the three and six month periods ended December 31, 2010 and 2009, and the cash flows of Cubic Energy, Inc. for the six month periods ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Cubic Energy, Inc. as of June 30, 2010, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 28, 2010, we expressed an unqualified opinion on those statements.

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC
Certified Public Accountants
Dallas, Texas
February 14, 2011

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2010 (unaudited)	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$1,346,518	$391,898
Accounts receivable - trade	2,062,517	1,580,049
Other prepaid expenses	154,029	42,525
Total current assets	3,563,064	2,014,472
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	20,489,273	14,852,010
Unproven properties	130,446	130,446
Office and other equipment	28,420	28,420
Property and equipment, at cost	20,648,139	15,010,876
Less accumulated depreciation, depletion and amortization	6,949,434	6,088,038
Property and equipment, net	13,698,705	8,922,838
Other assets:
Deferred loan costs, net	102,456	39,471
Other - Long-term Drilling Credit	22,014,742	27,219,160
Total other assets	22,117,198	27,258,631
	$39,378,967	$38,195,941
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,072,012	$3,031,300
Due to affiliates	7,919	419,080
Total current liabilities	$1,079,931	$3,450,380
Long-term liabilities:
Long-term debt, net of discounts	$26,326,525	$18,983,532
Note payable to affiliate	2,000,000	2,000,000
Total long-term liabilities	$28,326,525	$20,983,532
Stockholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; Series A - 8% preferred stock,$100 stated value, redeemable at $120 and covertible at $1.20 per common share; authorized 165,000 shares; 107,991 shares issued and outstanding at December 31, 2010, and 103,500 issued or outstanding at June 30, 2010	$1,080	$1,035
Additional paid-in capital - Preferred Stock	10,798,020	10,348,965
Common stock - $.05 par value; authorized 120,000,000 shares; issued and outstanding 75,401,593 shares at December 31, 2010 and 75,394,579 shares at June 30, 2010	3,770,080	3,769,730
Additional paid-in capital - Common Stock	54,553,935	54,032,985
Accumulated deficit	(59,150,604)	(54,390,686)
Total stockholders’ equity	9,972,511	13,762,029
	$39,378,967	$38,195,941

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues:
Oil and gas sales	$1,343,798	$599,117	$2,183,622	$959,018
Total revenues	$1,343,798	$599,117	$2,183,622	$959,018
Costs and expenses:
Oil and gas production, operating and development costs	518,268	354,810	803,321	646,147
General and administrative expenses	572,625	538,489	1,045,794	983,412
Depreciation, depletion and non-loan-related amortization	569,913	289,983	861,396	522,580
Total operating costs and expenses	1,660,806	1,183,282	2,710,511	2,152,139
Operating loss	(317,008)	(584,165)	(526,889)	(1,193,121)
Non-operating income (expense):
Other income	2,862	644	4,581	1,097
Interest expense, including amortization of loan discount	(1,941,972)	(680,068)	(3,793,744)	(1,167,457)
Amortization of loan costs	(17,233)	(29,548)	(26,466)	(63,509)
Total non-operating expense	(1,956,343)	(708,972)	(3,815,629)	(1,229,869)
Gain on debt extinguishment	—	1,747,623	—	1,747,623
Income (loss) from operations before income taxes	(2,273,351)	454,486	(4,342,518)	(675,367)
Provision for income taxes (Louisiana state taxes)	—	—	—	—
Net income (loss)	$(2,273,351)	$454,486	$(4,342,518)	$(675,367)
Dividends on preferred shares	(208,700)	—	(417,400)	—
Net income (loss) available to common stockholders	$(2,482,051)	$454,486	$(4,759,918)	$(675,367)
Net income (loss) per common share - basic and diluted	$(0.03)	$0.01	$(0.06)	$(0.01)
Weighted average common shares outstanding	75,397,019	64,674,565	75,395,799	64,113,131

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net (loss)	$(4,342,518)	$(675,367)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	3,758,286	1,036,760
Gain on debt extinguishment	—	(1,747,623)
Stock issued for compensation	4,419	—
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	(482,468)	(554,723)
(Increase) decrease in other prepaid expenses	(111,505)	31,464
Increase (decrease) in accounts payable and accrued liabilities	(1,927,588)	282,213
Increase (decrease) in due to affiliates	(176,112)	103,509
Net cash provided (used) by operating activities	$(3,277,486)	$(1,523,767)
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(432,845)	(2,349,754)
Increase (decrease) in capital portion of due to affiliates	(235,049)	(750,470)
(Increase) decrease in advances on development costs	—	(5,558)
Net cash provided (used) by investing activities	$(667,894)	$(3,105,782)
Cash flows from financing activities:
Proceeds from credit facility	5,000,000	5,000,000
Issuance of common stock, net	—	1,788,400
Loan costs incurred and other	(100,000)	(50,000)
Net cash provided (used) by financing activities	$4,900,000	$6,738,400
Net increase (decrease) in cash and cash equivalents	$954,620	$2,108,851
Cash and cash equivalents:
Beginning of period	391,898	71,050
End of period	$1,346,518	$2,179,901
Other information:
Cash interest paid on debt	$925,875	$716,764
Non-cash investing and financing activities:
Common and preferred stock for drilling credits	$—	$20,700,000
Property interest assigned for drilling credits	—	10,252,810
Equity interest issued creating a deferred interest from debt modification	—	12,077,704
Use of prepaid drilling credit for acquisition and development of oil and gas properties	5,204,418	—
Warrants issued for loan costs	516,882	—
Preferred stock dividends accrued	417,400	—
Conversion of accrued dividend to Preferred Stock	449,100	—

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

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

The financial information included herein as of December 31, 2010, and for the three and six month periods ended December 31, 2010, and 2009, are unaudited, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Potential dilutive securities (e.g., convertible preferred stock, stock warrants and convertible debt) have been considered, but the dilutive effect of the potential dilutive securities is not believed to be material. The Company reported net income in the three months ended December 31, 2009. The Company reported net losses in the six month periods ended December 31, 2010 and 2009 and in the three month period ended December 31, 2010, and, accordingly, their effects would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding was 75,397,019 and 64,674,565 for the quarters ended December 31, 2010 and 2009, respectively, and 75,395,799and 64,113,131 for the six month periods ended December 31, 2010 and 2009, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

(Unaudited)

Note B — Stockholders’ Equity:

Stock issuances

On February 23, 2009, twenty-two warrant holders of the Company exercised warrants for an aggregate of 2,000,000 shares of Company common stock, through the payment of an aggregate of $1,400,000 to the Company. Included among these warrant holders were the following 5% or greater beneficial owners: William L. Bruggeman, Jr. and Ruth J. Bruggeman JTWROS exercised warrants for 1,544,000 shares and Steven S. Bruggeman exercised warrants for 24,000 shares.

In connection with the following common stock issuances, the Company entered into Subscription and Registration Rights Agreements (“Subscription Agreements”) with certain investors. Pursuant to the Subscription Agreements, the Company issued an aggregate of 2,104,001 shares of common stock and warrants exercisable into 1,052,000 shares of common stock. On August 18, 2009, four investors acquired an aggregate of 804,000 shares of common stock and warrants exercisable into an aggregate of 402,000 shares of common stock, through the payment of an aggregate of $683,400. On August 26, 2009, six investors acquired an aggregate of 1,300,001 shares of common stock and warrants exercisable into an aggregate of 650,000 shares of common stock, through the payment of an aggregate of $1,105,001. The warrants are exercisable through July 31, 2014, at $0.85 per share. With respect to certain of such issuances, the Company paid broker-dealer commissions in the aggregate amount of $59,500. Pursuant to the Subscription Agreements, the investors paid aggregate consideration of approximately $1,788,400, net of commissions, which has been used for working capital purposes.

On November 24, 2009, the Company entered into transactions with Tauren Exploration, Inc. (“Tauren”) and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Calvin Wallen III, the Chief Executive Officer of the Company, under which the Company acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company will use the amount remaining under the Drilling Credits to fund its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company, which are now operated by a third party.

As consideration for the Drilling Credits, the Company (a) conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) issued to Langtry 10,350,000 shares of Company common stock and preferred stock with a stated value of $10,350,000, convertible into Company common stock at $1.20 per common share, with a five year conversion term. The preferred stock is entitled to cumulative dividends equal to 8% per annum, payable quarterly, which dividends may be paid in cash or in additional shares of preferred stock, at the Company’s discretion. The Company has issued 4,491 additional shares of preferred stock in lieu of dividends. The preferred stock may be redeemed by the Company at any time, at a redemption price equal to 20% over the original issue price.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

(Unaudited)

The consideration with respect to these transactions was determined pursuant to negotiations between the Company, Tauren and Langtry, and not pursuant to any formula. The foregoing transactions were approved by a special committee of the board of directors of the Company comprised exclusively of the Company’s non-employee directors.

Stock grants

On November 29, 2010, the Company issued 7,014 unregistered shares of common stock to two directors of the Company pursuant to the Company’s 2005 Stock Option Plan (the “Plan”).  As of such date, the aggregate market value of the common stock granted was $4,419 based on the last sale price ($0.63 per share) on the aforementioned date, on the NYSE — Amex of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

On February 3, 2010, the Company issued 370,014 unregistered shares of common stock to five directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $395,915 based on the last sale price ($1.07 per share) on the aforementioned date, on the NYSE — Amex of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

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

The Company recorded no impairment loss on oil and gas properties for the three or six months ended December 31, 2010 or 2009.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

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

In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, originally expiring in 2012, for the purchase of up to 2,500,000 shares of Company common stock, currently at an exercise price of $0.9911 per share.

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and a net profits interest in the future production of hydrocarbons from or attributable to Cubic’s net interest in its Louisiana properties, which net profits interest was granted to Wells Fargo, based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid-in capital relating to common stock and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties. The assignment of a value to the warrants and net profits interest resulted in a loan discount being recorded. The discount was amortized over the original three-year term of the debt as additional interest expense.  Amortization for the quarters ended December 31, 2010 and 2009 was $0 and $109,974, respectively. Amortization for the six-months ended December 31, 2010 and 2009 was $0 and $239,686 respectively.

Cubic incurred loan costs of $240,613 on the issuance of the debt and warrants. The amount allocable to the debt of $166,590 has been capitalized and was amortized over the original term of the debt. Amortization for the quarters ended December 31, 2010 and 2009 was $0 and $11,910, respectively; and was$0 and $25,958 for the six month period ended December 31, 2010 and 2009, respectively. Cubic also incurred commitment fees of $170,000 related to subsequent increases in the Credit Facility’s borrowing base; such amount was capitalized in fiscal 2008 and was amortized over the remaining term of the loan.  Amortization for the quarters ended December 31, 2010 and 2009 was $0 and $16,882, respectively.  Amortization for the six-months ended December 31, 2010 and 2009 was $0 and $36,795, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

(Unaudited)

On December 18, 2009, the Company entered into a Second Amendment to the Credit Agreement with Wells Fargo, providing for a revolving credit facility of up to $40 million and a convertible term loan of $5 million (the “Amended Credit Agreement”). The borrowing base under the revolving credit facility was initially established at $25 million. The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matures on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Amended Credit Agreement, the Company issued to Wells Fargo additional warrants, expiring on December 1, 2014, for the purchase of up to 5,000,000 shares of Company common stock, currently at an exercise price of $0.9911 per share, and extended the expiration date of the warrants to purchase 2,500,000 shares of Company common stock that were previously issued to Wells Fargo to December 1, 2014.

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and the beneficial conversion feature based on their fair market values at the date of issuance. The fair market value assigned to the extension of warrants to purchase 2,500,000 shares of Company common stock was $923,302 and the value assigned to the issuance of the warrant to purchase the additional 5,000,000 shares of Company common stock was $8,031,896, which was recorded as an increase in additional paid-in capital relating to common stock. The difference in the fair value of the term loan and the face amount of $1,877,494 was recorded as an extinguishment of debt, offset by the amount of unamortized deferred loan cost and discounts associated with the original debt of $129,871.  The beneficial conversion feature equaled $5,027,494, which was reduced to $3,122,506 based on the limitation to the fair value to debt. The assignment of a value to the warrants and beneficial conversion feature as well as the write-down of the term loan to the fair value resulted in a total loan discount in the amount of $13,955,198 being recorded. The discount is being amortized over the term of the debt as additional interest expense. Amortization was $1,386,478for the quarter ended December 31, 2010 and was $2,772,956 for the six-months ended December 31, 2010. Amortization for the fiscal years ending June 30, 2011 and 2012 is expected to be approximately $5,500,699 and $5,515,769, respectively.

In connection with the modification of the indebtedness, the Company recorded a gain on extinguishment of debt of $1,747,623.  Such amount includes the write-off of the unamortized deferred loan cost ($26,947), and the write-off of the remaining loan discount ($102,924).

Cubic incurred loan costs of $50,000 on the issuance of the debt and warrants. The amount was capitalized and allocated to the debt and is being amortized over the term of the debt. Amortization was $4,968for the quarter ended December 31, 2010 and $9,396 for the six-months ended December 31, 2010, respectively. Amortization for the fiscal years ending June 30, 2011 and 2012 is expected to be approximately $19,708 and $19,762, respectively.

On August 30, 2010, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) with Wells Fargo providing for an increase in the borrowing base for the Company’s revolving credit facility from $25 million to $30 million. The Company borrowed the full amount of the increase in the borrowing base. The indebtedness under the credit facility, which includes the revolving credit facility and a

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

(Unaudited)

$5 million convertible term loan, bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matures on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Third Amendment, the Company issued to Wells Fargo additional warrants, expiring on December 1, 2014, for the purchase of up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Loan costs of $89,000 and warrant discounts of $527,430 were recognized.

The Company allocated the proceeds from the issuance of the debt to the warrants and the debt. The value assigned to the warrants of $516,882 was recorded as an increase in additional paid-in-capital relating to common stock. The assignment of a value to the warrants resulted in a loan discount being recorded. The discount amortization is over the two-year term of the debt as additional interest expense. Amortization for the quarter ended December 31, 2010 was $72,315 and was $97,468 for the six-months ended December 31, 2010. Amortization for the fiscal years ending June 30, 2011 and 2012 is expected to be approximately $239,741 and $287,689, respectively.

Cubic incurred loan costs of $100,000 on the issuance of the debt and warrants. The amount allocable to the debt of $89,451 has been capitalized and is being amortized over the term of the debt. Amortization for the quarter ended December 31, 2010 was $12,265 and was $16,531 for the six-months ended December 31, 2010. Amortization for the fiscal years ending June 30, 2011 and 2012 is expected to be approximately $40,660 and $48,791, respectively.

May 2008 subordinated debt issue and refinancing

On May 6, 2008, the Company issued a subordinated promissory note in the amount of $2,000,000 (the “Subordinated Note”) to Diversified Dynamics Corporation (the “Lender”), an entity controlled by William Bruggeman, who beneficially owns more than 5% of the common stock of the Company and who is currently a director of the Company. The Subordinated Note bore interest at a fluctuating rate equal to the sum of the prime rate plus two percent (2%) per annum, and was scheduled to mature on April 30, 2010. As consideration for the loan made by Lender pursuant to the Subordinated Note, the Company agreed to convey to Lender, upon the repayment in full of the indebtedness evidenced by the Subordinated Note and the repayment in full of the senior indebtedness evidenced by the Credit Facility with Wells Fargo, an undivided 0.375% net profits interest in the future production of hydrocarbons from or attributable to Cubic’s net interest in its Louisiana properties. The proceeds of the Subordinated Note were used for general corporate and working capital purposes.

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

AS OF DECEMBER 31, 2010

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

Note E — Related party transactions

An affiliated company, Tauren Exploration, Inc. (“Tauren”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin A. Wallen III, owns working interests in oil and gas properties in which the Company owns working interests. As of December 31, 2010 and June 30, 2010, the Company owed Tauren $53,910 and $78,679, respectively for miscellaneous capital expenditures and general and administrative expenses paid by Tauren on the Company’s behalf.

In addition, certain oil and gas properties in which the Company owns a working interest were operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by Mr. Wallen. As of December 31, 2010 and June 30, 2010, the Company owed Fossil $41,507 and $755,683, respectively, and was owed by Fossil $87,498 and $415,282, respectively, for oil and gas sales.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

(Unaudited)

Note F — Subsequent Events

Through the exercises of warrants, between January 7 and January 19, 2011, the Company issued an aggregate of 954,315 shares of common stock, which were not registered under the Securities Act of 1933. Aggregate proceeds to the Company of the aforementioned stock issuances were $642,780, all of which has been or is expected to be used for working capital purposes.

On January 14, 2011, the Company entered into an employment agreement with its Chief Financial Officer, Larry G. Badgley. The agreement provides for a base salary of $163,800, on an annual basis, and a term of employment of twenty-four (24) months from the effective date of October 1, 2010. The agreement also provides for the grant of stock options for the purchase of an aggregate of 288,667 shares of Company common stock.

On January 17, 2011, the Company issued 460,000 unregistered shares of common stock to seven directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $538,200 based on the last sale price ($1.17 per share) on January11, 2011, on the NYSE — Amex of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three and six months ended December 31, 2010 and 2009 should be read in conjunction with our condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2010.

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

Louisiana Acreage

Our corporate strategy with respect to our asset acquisition and development efforts is to position the Company in a low risk opportunity while building mainstream high yield reserves.  The acquisition of our acreage in DeSoto and Caddo Parishes, Louisiana, puts us in a reservoir rich environment both in the Cotton Valley and Bossier/Haynesville Shale formations, with additional shallow formations to exploit as well. We have had success on our acreage with wells completed in the Cotton Valley and Bossier/Haynesville Shale formations.  We also own an interest in the right-of-ways, infrastructure and pipelines for our Caddo and DeSoto Parish, Louisiana acreage.

We share our Bossier/Haynesville formation acreage with Goodrich Petroleum Corporation (“Goodrich”), Chesapeake Energy Corporation (“Chesapeake”), El Paso Corporation (“El Paso”), and a joint venture between British Gas Group (“BG”) and EXCO Operating Company, LP (“EXCO”). Goodrich, Chesapeake, El Paso and EXCO are third-party operators actively working on our shared acreage.

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

As part of our strategic plan to restructure our debt and raise additional operating capital, during the second quarter of fiscal 2010, Wells Fargo expanded our credit facility to $45 million, which includes a $40,000,000 revolving credit facility and a $5,000,000 convertible term note. The revolving credit facility is subject to borrowing base limits, and as of December 31, 2010, the revolver had $30 million outstanding with a maturity date of July 1, 2012. We also acquired $30.9 million in drilling credits, which, as of December 31, 2010, had a balance of approximately $23 million, dedicated for the future drilling and completion of horizontal Haynesville Shale formation wells. For additional information, see below under “Capital Resources and Liquidity”.

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

Capital Resources and Liquidity

Working Capital

The Company’s working capital increased to $2,483,133 at December 31, 2010 from ($1,435,908) at June 30, 2010. This increase was primarily due to the amendment of the Wells Fargo credit facility. The cash used by investing activities of $667,894 and operating activities of $3,277,486, consists mainly of costs related to non-operated wells and for daily operations, in the six months ended December 31, 2010. These cash outflows were partially offset by cash flows provided by financing activities of $4,900,000 resulting from  the borrowing of $5,000,000 on the aforementioned revolving line of credit with Wells Fargo in the six months ended December 31, 2010.

On November 24, 2009, the Company entered into transactions with Tauren and Langtry, both of which are entities controlled by Calvin A. Wallen III, the Chief Executive Officer of the Company, under which the Company acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company will continue to use the Drilling Credits to fund $30,952,810 of its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company which are now operated by a third party.

As consideration for the Drilling Credits, the Company (a) conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) issued to Langtry 10,350,000 Company common shares and preferred stock with a stated value of $10,350,000, convertible into Company common shares at $1.20 per common share, at any time prior to the fifth anniversary of its issuance. The preferred stock is entitled to cumulative dividends equal to 8% per annum, payable quarterly, which dividends may be paid in cash or in additional shares of preferred stock, in the Company’s discretion. The preferred stock may be redeemed by the Company at any time, at a redemption price equal to 20% over the original issue price.

The consideration with respect to these transactions was determined pursuant to negotiations between the Company, Tauren and Langtry, and not pursuant to any formula. The foregoing transactions were approved by a special committee of the board of directors of the Company comprised exclusively of the Company’s non-employee directors.

Cubic is participating in an aggregate of 45 natural gas wells in Louisiana. Currently, we are participating in 20 vertical Cotton Valley wells, 4 vertical Haynesville Shale wells, and 21 horizontal Haynesville Shale wells. Of those 45 wells, 18 vertical Cotton Valley wells are operated by an affiliate company, Fossil Operating, an entity controlled by Mr. Wallen; 3 horizontal Haynesville Shale wells are operated by Goodrich; 5 horizontal Haynesville Shale wells and 4 vertical Haynesville Shale wells are operated by EXCO; 2 vertical Cotton Valley wells are operated by Indigo Minerals, LLC (“Indigo”); 12 horizontal Haynesville Shale wells are operated by Chesapeake; and 1 horizontal Haynesville Shale well is operated by El Paso.

Since Cubic is not the operator, our first revenue from a well lags behind the spud date for that well by as much as six to twelve months. Being a non-operating entity significantly limits our ability to forecast drilling plans, capital expenditures, cash flows and earnings.

Goodrich has drilled and completed the following horizontal Haynesville Shale wells: the Garland 25 in Section 25-T14N-R16W; the Plants 26 in Section 26-T14N-R16W; and the Garland 24 in Section 24-T14N-R16W.  Through December 31, 2010, these three wells have produced, in the aggregate, approximately 6.3 Bcfe.

EXCO has recently completed its third and fourth horizontal Haynesville Shale wells on Cubic’s acreage, and these wells are producing according to expectation.  EXCO currently has plans to drill and complete 2-5 more horizontal wells on our acreage by the end of fiscal 2011.

Chesapeake drilled and completed two vertical Cotton Valley wells on our acreage, the Copeland 12-1 and the Soaring Ridge 15-1, located in Sections 12 and 15-T15N-R16W. Indigo now operates these two wells, which are producing small quantities of natural gas.

Chesapeake has drilled and completed eleven horizontal Haynesville Shale wells on our acreage.  Chesapeake is scheduled shortly to complete the twelfth well on our acreage, the Burford 21-H1 in Section 21-14N-15W.

El Paso has drilled and completed a horizontal Haynesville Shale well on our acreage, the E.T. Fisher 20-H1 in Section 20-14N-15W. This well is producing according to expectation.

The Company has revised its planned capital expenditures for the remainder of fiscal 2011. We may postpone the re-completions and workovers of current Cotton Valley vertical wells planned for fiscal 2011 due to commodity prices.  Further, EXCO has shifted some of its operations, originally anticipated for late fiscal 2011, to fiscal 2012. Our projected capital expenditures for fiscal 2011 for our working interest portion of third party operator horizontal drilling will be approximately $20,000,000, which is a decrease from the projected expenditure as stated  in our Annual Report on Form 10-K for the year ended June 30, 2010.

The Company plans to fund these capital expenditures, among other ways, through remaining amounts of the Drilling Credits, the additional capacity under our revolving credit facility with Wells Fargo, if we are able to secure borrowing base increases, cash on hand and cash provided from operations. Future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and natural gas, and actual production from existing and newly-completed wells. The Company’s success in developing and producing new reserves, and the amount of funds which may ultimately be required to finance the Company’s development and exploration program, all have a certain level of uncertainty.  Thus, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploration activities.

Cash Flow

Our net (decrease) increase in cash and cash equivalents is summarized as follows:

	Six months ended
	December 31,
	2010	2009
Net cash provided (used) by operating activities	$(3,277,486)	$(1,523,767)
Net cash provided (used) by investing activities	(667,894)	(3,105,782)
Net cash provided (used) by financing activities	4,900,000	6,738,400
Net increase (decrease) in cash and cash equivalents	$954,619	$2,108,851

Operating Activities — During the six months ended December 31, 2010, the Company used cash flows from operating activities of $3,277,486 as compared to $1,523,767 in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The cash used in investing activities consists of capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the six months ended December 31, 2010, we had capital spending related to the acquisition and development of oil and gas properties of $432,845 of cash and  utilized $5,204,418 of prepaid drilling credits and used net cash of $667,894 in investing activities. In the six months ended December 31, 2009, we had capital spending related to the acquisition and development of oil and gas properties of $2,349,754 and used net cash of $3,105,782 in investing activities.

Financing Activities — Net cash flows provided by financing activities were $4,900,000 and $6,738,400 in the six month periods ended December 31, 2010 and 2009, respectively.

During the 2010 period, Cubic drew upon an additional $5,000,000 from Wells Fargo under the revolving line of credit component of our Credit Facility in order to pay past due invoices and working interest expenses on our non-operated acreage. As a result, the Company has borrowed $30,000,000 of the $40,000,000 potentially available under the Credit Facility’s Revolving Note (and an aggregate of $45,000,000 under the Credit Facility). During the 2009 period, we received an aggregate of $1,788,400 in proceeds from the issuance of stock (resulting from the exercise of warrants) and drew upon $5,000,000 from the Revolving Note of our Credit Facility.

Contractual Obligations

We have no material changes in our long-term commitments associated with our capital expenditure plans or operating agreements other than those described above. Our level of capital expenditures will vary in future periods depending on: the success we experience in our acquisition, development and exploration activities; oil and natural gas price conditions; and other related economic factors. Currently, no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities. We have no contractual commitments pertaining to exploration, development and production activities.

Results of Operations

For the Three Months ended December31, 2010 and 2009

	Three months ended
	December 31,		Change
	2010	2009	Amount	%
Production Volumes:
Oil (Bbl)	453	387	66	17%
Natural gas liquids (gallons)	12,324	13,490	(1,166)	-9%
Natural gas (Mcf)	349,461	141,123	208,338	148%
Total (Mcfe)	353,942	145,373	208,569	143%

Weighted Average Sales Prices:
Oil (per Bbl)	$81.20	$73.62	$7.58	10%
Natural gas liquids (per gallon)	$1.48	$1.28	$0.20	16%
Natural gas (per Mcf)	$3.69	$3.92	$(0.23)	-6%

Selected Expenses per Mcfe:
Production costs	$0.80	$2.31	$(1.51)	-66%
Workover expenses (non-recurring)	$—	$0.17	$(0.17)	-100%
Severance taxes	$0.11	$(0.12)	$0.23	-188%
Other revenue deductions	$0.55	$0.08	$0.47	558%
Total lease operating expenses	$1.46	$2.44	$(0.99)	-40%
General and administrative expenses	$1.62	$3.70	$(2.08)	-56%
Depreciation, depletion and amortization	$1.61	$1.99	$(0.38)	-19%

Revenues

OIL AND GAS SALES increased 124% to $1,343,798 for the quarter ended December 31, 2010 from $599,117 for the quarter ended December 31, 2009 primarily due to higher gas volumes resulting from non-operated new wells coming online in the 2010 quarter versus the 2009 quarter. These higher volumes were partially offset by a decrease in the average natural gas price we received of $3.69 per Mcf in the 2010 quarter versus $3.92 in the 2009 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS increased 46% to $518,268 (39% of oil and gas sales) for 2010 from $354,810 (59% of oil and gas sales) for 2009, primarily due to a $171,718 increase in costs passed-through to the Company by the purchasers of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchasers and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchasers to convey the Company’s gas.

GENERAL AND ADMINISTRATIVE EXPENSES increased 6% to $572,625 for 2010 from $538,489 in 2009 primarily due to increases of $8,937 in travel expenses and $13,473 in marketing expenses as a result of increased investor relations activities during the three months ended December 31, 2010 as compared to the 2009 period.

DEPRECIATION, DEPLETION AND NON-LOAN RELATED AMORTIZATION increased 97% to $569,913 in 2010 from $289,983 in 2009. The increase was primarily due to increased drilling and production by our third-party operators during the three months ended December 31, 2010 as compared to December 31, 2009.

GAIN ON DEBT EXTINGUISHMENT was not realized in 2010 as it was in the 2009 period as a result of the refinancing of the debt with Wells Fargo. The existing loan balance was decreased by $1,877,494 (written off) as a term of the amendment of the Wells Fargo credit facility that was extinguished and partially offset by debt extinguishment costs of $129,871. This created an overall gain on debt extinguishment of $1,747,623.

INTEREST EXPENSE increased 186% to $1,941,972 in 2010 from $680,068 in 2009 primarily due to an increase in debt to $37,000,000 at December 31, 2010 from $32,000,000 at December 31, 2009. This year over year increase resulted from the Second Amendment to the Wells Fargo Credit Agreement, which increased the revolving line of credit with Wells Fargo, and the draw of $5,000,000 under the terms of the new agreement. The weighted average debt balance (before discounts) for the 2010 quarter was $37,000,000 as compared to $27,271,739 in the 2009 quarter. The amendment of the Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the amended three-year term of the debt as additional interest expense, with $1,458,793 being recorded in the 2010 quarter and $320,959 was recorded in the 2009 quarter.

For the Six Months ended December 31, 2010 and 2009

	Six months ended
	December 31,		Change
	2010	2009	Amount	%
Production Volumes:
Oil (Bbl)	873	588	285	48%
Natural gas liquids (gallons)	23,950	22,417	1,533	7%
Natural gas (Mcf)	531,443	236,676	294,767	125%
Total (Mcfe)	540,103	243,407	296,696	122%

Weighted Average Sales Prices:
Oil (per Bbl)	$77.25	$71.68	$5.57	8%
Natural gas liquids (per gallon)	$1.44	$1.20	$0.24	20%
Natural gas (per Mcf)	$3.92	$3.76	$0.16	4%

Selected Expenses per Mcfe:
Production costs	$0.84	$2.42	$(1.58)	-65%
Workover expenses (non-recurring)	$—	$0.10	$(0.10)	-100%
Severance taxes	$0.11	$0.02	$0.09	450%
Other revenue deductions	$0.54	$0.11	$0.43	391%
Total lease operating expenses	$1.49	$2.65	$(1.16)	-44%
General and administrative expenses	$1.49	$2.65	$(1.16)	-44%
Depreciation, depletion and amortization	$1.59	$2.15	$(0.56)	-26%

Revenues

OIL AND GAS SALES increased 128% to $2,183,622 for the six months ended December 31, 2010 from $959,018 for the six months ended December 31, 2009, primarily due to increased gas production created by our third-party operators in the 2010 period versus the 2009 period. The weighted average natural gas price we received in the 2010 period was $3.92 per Mcf versus $3.76 in the 2009 period.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS increased 24% to $803,321 (37% of oil and gas sales) for 2010 from $646,147(67% of oil and gas sales) for 2009, primarily due to a $335,937 increase in costs passed-through to the Company by the purchasers of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchasers and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchasers to convey the Company’s gas. This increase was partially offset by decreases in the following Lease Operating Expenses: $26,371 of chemicals, $70,044 of administrative overhead and $75,232 of common facility expenses.

GENERAL AND ADMINISTRATIVE EXPENSES increased 6% to $1,045,794 for 2010 from $983,412 in 2009, primarily as a result of $73,971 in contract landmen fees incurred in the six months ended on December 31, 2010 in connection with lease disputes and related matters, as compared to the 2009 period.

DEPRECIATION, DEPLETION AND AMORTIZATION increased 65% to $861,396 in 2010 from $522,580 in 2009. The increase was primarily due to increased drilling and production by our third-party operators, during the six months ended December 31, 2010 as compared to December 31, 2009.

GAIN ON DEBT EXTINGUISHMENT was not realized in 2010, as it was in the 2009 period as a result of the refinancing of the debt with Wells Fargo. The existing loan balance was decreased by $1,877,494 (written off) as a term of the amendment of the Wells Fargo credit facility that was extinguished and partially offset by debt extinguishment costs of $129,871. This created an overall gain on debt extinguishment of $1,747,623 for the six months ended December 31, 2009.

INTEREST EXPENSE increased 225% to $3,793,744 in 2010 from $1,167,457 in 2009 primarily due to an increase in the weighted average debt balance (before discounts) of $8,070,652 related to an increase in total debt to $37,000,000 at December 31, 2010 from $32,000,000 at December 31, 2009. This year the revolving line of credit with Wells Fargo was amended and increased to $30,000,000 from $25,000,000, the $5,000,000 term note was left in place by Wells Fargo, and both maturity dates were extended to July 1, 2012. The weighted average debt balance (before discounts) for the six months ended December 31, 2010 was $35,342,391 as compared to $27,271,739 in the six months ended December 31, 2009. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $2,870,424 being recorded in the six months ended December 31, 2010 compared to $450,672for the six months ended December 31, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

We are subject to price fluctuations for natural gas and crude oil. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Reductions in crude oil, natural gas and natural gas liquids prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. Any reduction in reserves, including reductions due to price fluctuations, can adversely affect our liquidity and our ability to obtain capital for our acquisition and development activities. To date, we have not entered into futures contracts or other hedging agreements to manage the commodity price risk for any portion of our production.

Interest Rate Risk

As of December 31, 2010, we had $37,000,000 of long-term debt outstanding under our Credit Facility and the Wallen Note, each of which matures in fiscal 2013 and bears interest at the prime rate plus 2.0% and prime plus 1.0%, respectively. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at December 31, 2010, a 100 basis point change in interest rates would change our annual interest expense by approximately $370,000. We had no interest rate derivatives during the second quarter of fiscal 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 2,2010, we issued 2,087 additional shares of Series A Preferred Stock to Langtry in lieu of dividends.

The foregoing issuance was made in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

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

CUBIC ENERGY, INC.
(Registrant)

Date: February 14, 2011	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: February 14, 2011	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)