Form 10-K/A
period 2010-06-30
CUBIC ENERGY INC
filed 2011-02-23
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K / A

Amendment No. 2

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

Our Texas properties are situated in Eastland and Callahan Counties and represent an immaterial amount and are excluded from our SEC reserve report. Our Louisiana properties are situated in Caddo Parish and in DeSoto Parish. At June 30, 2010, the Louisiana properties contained all of our proved reserves, a situation that is expected to continue. The Texas properties consist primarily of wells acquired by the Company in several transactions between 1991 and 2002 and through overriding royalty interests reserved in farm-out agreements in 1998 and 1999. The vast majority of the Louisiana properties were acquired on or about October 1, 2004, January 11, 2005 and February 6, 2006.

Our net production for the fiscal year ended June 30, 2010 for all of the Company’s wells averaged approximately 2,171 Mcf of natural gas per day, 4 barrels of oil per day and 105 gallons of natural gas liquids per day as compared to approximately 766 Mcf of natural gas per day, 5 barrels of oil per day and 213 gallons of natural gas liquids per day in the fiscal year ended June 30, 2009.

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

MARKETING OF PRODUCTION

Crude Oil and Natural Gas

Our production consists mainly of natural gas. During fiscal 2010, we marketed our production of natural gas that was produced from wells by our affiliate Fossil Operating (“Fossil”), an entity controlled by our President and Chief Executive Officer, Calvin A. Wallen III, to three purchasers (i) in Texas, Enbridge G & P, LP, and (ii) in Louisiana, EROC Gathering Company, LP and NGTS, LP. We sell our affiliate-operated crude oil and condensate (“NGL”) production at or near the well-site; although in some cases it is gathered by us or others and delivered to a central point of sale. Our crude oil and condensate production is transported by truck or by pipeline and is marketed by Indigo Minerals LLC (“Indigo”), Transoil Marketing, Inc. (“Transoil”), Eastex Crude Company (“Eastex”), and Martin Gas Sales (“Martin”). During fiscal 2010, all of our production was generated by Fossil and four third-party operators: Chesapeake, Indigo, EXCO and Goodrich. Pursuant to the terms of our operating agreements, these third-party operators have the right to market our production from wells operating by them.  Of these third-party producers, our total revenues are generated as follows: Goodrich - 41%, Chesapeake - 23%, and EXCO - 11%.  Purchases by NGTS through Fossil Operating total 11% of our total revenues. We do not have any gas marketing agreements, commitments or contracts; we sell our crude oil, NGL and natural gas at the prevailing market prices. We have not engaged in crude oil hedging or trading activities. The majority of our production and our revenue is now generated by wells drilled and operated by non-affiliated third-party operators.

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

During fiscal 2010, we incurred total expenditures of $4.2 million relating to development and exploration activities that resulted in 2,328,617 Mcfs of proved undeveloped reserves being converted to proved developed. We have not held any of our proved undeveloped reserves for longer than five years. All reserve information is located in the Haynesville Shale and Cotton Valley plays in Louisiana.

The information set forth in this Annual Report relating to our proved reserves, estimated future net cash flows and present values is taken from reports prepared by Cambrian Consultants America, Inc., d/b/a RPS (“RPS”), an independent petroleum engineering firm, for fiscal years 2010, 2009 and 2008. The reservoir engineer at RPS who oversaw the preparation of the reserve estimates has a Master’s of Science in Geology and is certified by the State of Texas Professional Geologists as a Licensed Geologist and has thirty-two years of experience in the upstream oil and gas industry. The estimates of this independent petroleum engineering firm were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. Information with respect to our reserves in Texas as of June 30, 2010, was prepared in-house was not reviewed by an independent engineering firm, due to the immaterial size was not reported in Cubic’s reserve report for the period ended June 30, 2010. Cubic’s internal geologist reviews all data that is provided to RPS for the reserve reports. He has a Master’s of Science in Geology and is an American Association of Petroleum Geologists, Certified Petroleum Geologists and has twenty-eight years of experience in the upstream oil and gas industry.  He also reviews and approves the reports from RPS. In accordance with guidelines of the SEC, our estimates of proved reserves and the future net revenues from which present values are derived are made using an average price mechanism based on the first day of each of the last twelve months and a differential based on amount received per Mcf, by the Company. Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net cash flows, but such costs do not include debt service or general and administrative expenses.

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

NET PRODUCTION, SALES PRICES AND COSTS

The following table presents certain information with respect to production, prices and costs attributable to all oil and gas property interests owned by us for the fiscal years ended June 30, 2010, 2009 and 2008:

	Year Ended June 30,
	2010	2009	2008
Production Volumes:
Oil (Bbl)	1,364	1,681	1,682
Natural gas liquids (gallons)	38,411	77,772	44,476
Natural gas (Mcf)	792,433	279,516	228,219
Total oil, natural gas liquids, and natural gas (Mcfe)	806,102	300,712	244,665

Weighted Average Sales Prices:
Oil (per Bbl)	$73.18	$60.00	$102.17
Natural gas liquids (per gallon)	$1.27	$1.12	$1.66
Natural gas (per Mcf)	$4.21	$5.98	$9.01

Selected Expenses per Mcfe:
Production costs	$1.27	$3.98	$3.60
Workover expenses (non-recurring)	$0.05	$0.12	$0.11
Severance taxes	$0.15	$0.20	$0.29
Other revenue deductions	$0.65	$0.27	$0.75
Total lease operating expenses	$2.13	$4.57	$4.75
General and administrative expenses	$2.95	$6.45	$10.17
Depreciation, depletion and amortization	$1.43	$2.55	$8.79

PRODUCTIVE WELLS AND ACREAGE

Productive Wells

The following table sets forth our productive wells at June 30, 2010:

Oil		Gas		Total
Gross	Net	Gross	Net	Gross	Net
—	—	40	11.81	40	11.81

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

Summary Operating, Reserve and Other Data

The following table presents an unaudited summary of certain operating and oil and natural gas reserve data, and non-GAAP financial data for the periods indicated:

	Year ended June 30,
	2010	2009	2008	2007	2006
Operating Data:
Proved Reserves (Bcfe)	29.2	21.1	6.6	4.3	2.9
Production (Mcfe)	806,102	300,712	244,665	76,214	59,798
Producing wells at end of period, gross	40	43	32	22	17
Producing wells at end of period, net	11.81	21.44	18.42	14.42	13.07
Acreage, gross	13,594	14,466	14,711	17,542	16,913
Acreage, net	5,324	6,077	6,151	7,364	7,073

Production:
Oil (Bbl)	1,364	1,681	1,682	967	1,047
Natural gas (Mcf)	792,433	279,516	228,219	70,412	53,516
Natural gas liquids (gallons)	38,411	77,772	44,476	—	—
Total oil, gas and liquids (Mcfe)	806,100	300,712	244,665	76,214	59,798
Average daily (Mcfe)	2,208	824	668	209	164

Weighted Average Sales Prices:
Oil (per Bbl)	$70.08	$66.52	$102.15	$61.68	$59.90
Natural gas (per Mcf)	$5.08	$3.72	$9.01	$7.44	$8.34
Natural gas liquids (per gallon)	$1.25	$1.02	$1.66	n/a	n/a
Natural gas equivalent (per Mcfe)	$4.32	$6.18	$9.41	$7.65	$8.51

Selected Expenses per Mcfe:
Production costs	$1.27	$3.98	$3.60	$4.18	$5.05
Workover expenses (non-recurring)	$0.05	$0.12	$0.11	$1.40	$—
Severance taxes	$0.15	$0.20	$0.29	$0.39	$0.39
Other revenue deductions	$0.65	$0.27	$0.75	$0.35	$0.22
Total lease operating expenses	$2.13	$4.57	$4.75	$6.32	$5.66

General and administrative expenses:
Non-cash stock-based compensation	$0.49	$1.28	$5.13	$6.43	$12.15
Other general and administrative	$2.47	$5.17	$5.04	$10.96	11.27
Total general and administrative	$2.96	$6.45	$10.17	$17.39	$23.42

Depreciation, depletion and amortization	$1.43	$2.55	$8.79	$4.76	$3.00

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

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) increased 23% to $2,389,073 for fiscal 2010 from $1,940,025 in fiscal 2009 as a result of: a $128,965 increase in marketing expense, a $165,597 increase in legal fees due in part to the support needed to address the AMEX non-compliance issue discussed below, related expenses in connection with the November 2009 transaction between the Company, Tauren and Langtry and costs of amending the Wells Fargo Credit Facility. There was also a $63,054 increase in contracted professional services; $20,000 of which went to NYSE Amex non-compliance support and $23,000 went to Sarbanes-Oxley 404 compliance.

On June 26, 2009, the Company received a letter from AMEX stating that the Company was not in compliance with Section 1003(a)(iv) of AMEX’s Company Guide because AMEX believed that it appeared questionable, in its opinion, as to whether the Company would be able to continue operations and/or meet its obligations as they mature.  On March 5, 2010, the Company received notice from AMEX that the Company had regained full compliance.  The Company was able to regain full compliance by executing the compliance plan submitted to AMEX that included the measures taken by the Company to acquire the Drilling Credits and restructuring the Company’s debt with Wells Fargo through the Second Amendment.

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

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) decreased 22% to $1,940,025 for fiscal 2009 from $2,488,133 in fiscal 2008 as a result of: a $857,099 decrease in non-cash stock compensation expense, due to a 68% decrease in the number of shares of common stock granted versus the prior year period. This decrease was somewhat offset by a $135,536 increase in corporate fees paid, which includes $115,042 in AMEX listing fees and a $4,000 increase due to adding two more outside directors, a $48,563 increase in legal fees due in part to the support needed to address the AMEX non-compliance issue discussed above; and $116,870 in contract services fees related to management’s transition to a new chief financial officer, which occurred in fiscal 2009, but did not occur in the prior year period.

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

Working Capital and Cash Flow

The Company’s working capital increased to ($1,435,908) at June 30, 2010 from ($27,822,536) at June 30, 2009. This increase was primarily due to $27,000,000 of debt scheduled to mature on March and April 2010, becoming a part of current liabilities at June 30, 2009. This debt was subsequently refinanced to a maturity date of July 1, 2012. The current Credit Agreement contains material covenants that include, but are not limited to, a right to Borrowing Base redetermination; it can be redetermined at any time. This redetermination can reduce our revolving credit limit with any excess borrowings being due within 30 days or, at the Company’s option, in five equal monthly installments. The Lender can require liens on newly acquired properties, must grant permission for the sale of properties, the incurrence of other indebtedness or the payment of dividends, must approve affiliate transactions, and must approve any hedging or derivative activities. We are in full compliance with the agreement.

Operating activities - During the twelve months ended June 30, 2010, the Company used cash flows from operating activities of $681,713 as compared to $2,152,187 in fiscal 2009 and $1,233,829 in fiscal 2008. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing activities - During the twelve months ended June 30, 2010, the Company used cash flows from investing activities of $5,735,839 as compared to $5,588,927 in fiscal 2009 and $15,521,537 in fiscal 2008. Cash used in investing activities were for drilling and working interest participation during the three years to develop our assets.

Financing activities - During the twelve months ended June 30, 2010, the Company had cash flows from financing activities of $6,738,400 as compared to $5,668,152 in fiscal 2009 and $15,768,095 in fiscal 2008. Cash provided by financing activities for fiscal periods 2010, 2009 and 2008 were from borrowings under the credit facility, borrowings from affiliates and issuances of stock. See the Note C-Stockholder’s equity and Note E- Long-term debt for further discussion.

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

Due to the significant downturn in the price of natural gas, continued prudence will be exercised in the undertaking of any new operations during the near term. No assurance can be given that all or any of these anticipated projects will be completed as currently anticipated. While we have re-negotiated with Wells Fargo our revolving note to $40 million, which was subject to a borrowing base limitation of $25 million at June 30, 2010 currently $30 million, and extended the maturity date to July 1, 2012, we believe that we currently have cash on hand to continue to meet our obligations and fund our projected capital expenditures for fiscal 2011.

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

Accounting for oil and natural gas properties

The accounting for and disclosure of, oil and natural gas producing activities requires that we choose between two GAAP alternatives; the full cost method or the successful efforts method.

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

Accounting for income taxes

Income taxes are accounted for using the liability method of accounting in accordance FASB ASC Topic 740 for Income Taxes. We must make certain estimates related to the reversal of temporary differences, and actual results could vary from those estimates. Deferred taxes are recorded to reflect the tax benefits and consequences of future years’ differences between the tax basis of assets and liabilities and their financial reporting basis. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

See Mr. Wallen and Mr. Ross’s biography above.

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

							Non-Equity	All Other
Name and		Fiscal			Stock	Option	Incentive Plan	Compen-
Principal Position		Year	Salary	Bonus	Awards (1)	Awards	Compensation	sation (2)	Total
Calvin A. Wallen, III		2010	$200,000	$—	$—	$—	$—	$4,800	$204,800
Chairman of the Board,		2009	$200,000	$—	$—	$—	$—	$3,600	$203,600
President and Chief Executive Officer		2008	$170,833	$—	$241,500	$—	$—	$3,600	$415,933

Larry G. Badgley		2010	$145,000	$—	$—	$—	$—	$4,800	$149,800
Chief Financial Officer	(3)	2009	$103,293	$750	$—	$—	$—	$2,700	$106,743
		2008	$—	$—	$—	$—	$—	$—	$—

Jon S. Ross		2010	$150,000	$—	$—	$—	$—	$4,800	$154,800
Secretary and Director		2009	$150,000	$2,625	$—	$—	$—	$3,600	$156,225
		2008	$120,833	$2,000	$161,000	$—	$—	$3,600	$287,433

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

Stock Grants

On January 31 and February 4, 2008, the Company issued 555,000 and 52,500 shares, respectively, to the officers and directors, and key employees of the Company pursuant to the Plan. As of such dates, the aggregate market value of the common stock granted was $893,550 and $84,525 (a total of $978,075), respectively, based on the then-market price on the OTCBB of the Company’s common stock. Recent SEC guidance requires that immediately-vesting common stock grants with no forfeiture provisions be expensed at the time of grant rather than amortized over the four quarters of the service period. Accordingly, the full $978,075 was recorded as compensation expense and included in general and administrative expenses for the fiscal year ended June 30, 2008. The Named Executive Officers received the following grants: (i) 150,000 shares to Calvin A. Wallen, III, (ii) 100,000 shares to Jon S. Ross.

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

The following table sets forth the cash and other compensation paid to the non-employee members of our Board of Directors in 2010.

					Change in Pension
					Value and
				Non-Equity	Nonqualified
	Fees Earned			Incentive Plan	Deferred	All Other
	or Paid in	Stock	Option	Compensation	Compenstion	Compensation
Name	Cash ($)	Awards ($) (1)	Awards ($)	($)	Earnings	($)	Total ($)
Gene C. Howard	$19,000	$90,950	$—	$—	(N/A)	$—	$109,950
Herbert A. Bayer	19,000	80,250	—	—	(N/A)	—	99,250
Bob L. Clements	19,000	80,250	—	—	(N/A)	—	99,250
Phyllis K. Harding	15,000	72,232	—	—	(N/A)	—	87,232
William L. Bruggeman, Jr.	13,000	72,232	—	—	(N/A)	—	85,232

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

			Approximate
	Number		Percent of
Name and Address	of Shares		Class (1)
5% Stockholders

Wells Fargo Energy Capital, Inc.	13,544,900	(2)	15.2%
1000 Louisiana 9th Floor, Houston, TX 77002

Steven S. Bruggeman	3,930,495	(3)	5.1%
5609 St. Albans Circle, Shoreview, MN 55126

Named Executive Officers and Directors

Calvin A. Wallen, III	28,746,881	(4)	34.1%
9870 Plano Road, Dallas, TX 75238

William L. Bruggeman, Jr.	17,733,978	(5)	23.3%
20 Anemone Circle, North Oaks, MN 55127

Bob L. Clements	982,527	(6)	1.3%
9870 Plano Road, Dallas, TX 75238

Gene C. Howard	800,180	(7)	1.1%
2402 East 29th St., Tulsa, OK 74114

Jon S. Ross	433,000	(8)	*
9870 Plano Road, Dallas, TX 75238

Herbert A. Bayer	405,287	(9)	*
9870 Plano Road, Dallas, TX 75238

Phyllis K. Harding	858,970	(10)	1.1%
1681 94th Lane N.E., Minneapolis, MN 55449

Larry G. Badgley	—	(11)	*
9870 Plano Road, Dallas, TX 75238

All officers and directors as a group (8 persons)	49,960,823		58.9%

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

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 23, 2011.

CUBIC ENERGY, INC.

By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III
President and Chief
Executive Officer

By:	/s/ Larry G. Badgley
Larry G. Badgley
Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Calvin A. Wallen, III	Chairman, President and Chief Executive Officer (principal executive officer)	February 23, 2011
Calvin A. Wallen, III

/s/ Larry G. Badgley	Chief Financial Officer (principal financial and accounting officer)	February 23, 2011
Larry G. Badgley

/s/ Jon S. Ross	Secretary and Director	February 23, 2011
Jon S. Ross

/s/ Gene C. Howard	Director	February 23, 2011
Gene C. Howard

/s/ Herbert A. Bayer	Director	February 23, 2011
Herbert A. Bayer

/s/ Bob L. Clements	Director	February 23, 2011
Bob L. Clements

/s/ David B. Brown	Director	February 23, 2011
David B. Brown

/s/Paul R. Ferretti	Director	February 23, 2011
Paul R. Ferretti

/s/ Phyllis K. Harding	Director	February 23, 2011
Phyllis K. Harding

/s/ William L. Bruggeman, Jr.	Director	February 23, 2011
William L. Bruggeman, Jr.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Financial Statements”.

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

PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

September 28, 2010, except Notes B and J (unaudited) as to which the date is February 23, 2011.

CUBIC ENERGY, INC.

BALANCE SHEETS

JUNE 30, 2010 AND 2009

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$391,898	$71,050
Accounts receivable - trade	1,580,049	200,950
Other prepaid expenses	42,525	55,063
Total current assets	2,014,472	327,063
Property and equipment (at cost):
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	14,852,010	15,725,709
Unproved properties	130,446	890,715
Office and other equipment	28,420	28,420
Oil and gas properties, and equipment, at cost	15,010,876	16,644,844
Less accumulated depreciation, depletion and amortization	6,088,038	4,934,973
Oil and gas properties, and equipment, net	8,922,838	11,709,871
Other assets:
Deferred loan costs - net	39,471	89,700
Drilling credit	27,219,160	—
Total other assets	27,258,631	89,700
	$38,195,941	$12,126,634
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long term debt	$—	$26,657,390
Accounts payable and accrued expenses	3,031,300	299,381
Due to affiliates	419,080	1,192,828
Total current liabilities	3,450,380	28,149,599
Long-term liabilities:
Long-term debt, net of discounts	18,983,532	—
Note payable to affiliate	2,000,000	—
Total long-term liabilities	20,983,532	—
Commitments and contingencies (Note H)	—	—
Shareholders’ equity:
Preferred stock - $.01 par value, authorized 10,000,000 shares;
Series A - 8% preferred stock,$100 stated value, redeemable at $120 covertible at $1.20 per common share, authorized 165,000 shares, 103,500 shares issued and outstanding at June 30,2010, and none issued or outstanding at June 30, 2009	$1,035	$—
Additional paid-in capital	10,348,965	—
Common stock - $.05 par value, authorized 120,000,000 shares, issued 75,394,579 shares at June 30, 2010 and 62,570,564 shares at June 30, 2009	3,769,730	3,128,529
Additional paid-in capital	54,032,985	30,062,167
Retained earnings’ (deficit)	(54,390,686)	(49,213,661)
Total shareholders’ equity	13,762,029	(16,022,965)
Total liabilities and shareholders’ equity	$38,195,941	$12,126,634

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2010, 2009, AND 2008

	2010	2009	2008
Revenues:
Oil and gas sales	$3,486,171	$1,858,139	$2,302,310
Total revenues	$3,486,171	$1,858,139	$2,302,310
Operating costs and expenses:
Oil and gas production, operating and development costs	1,845,153	1,372,041	1,162,489
General and administrative expenses	2,389,073	1,940,025	2,488,133
Depreciation, depletion and non-loan-related amortization	1,153,065	771,861	2,152,096
Impairment loss on oil and gas properties	—	20,390,819	—
Total operating costs and expenses	5,387,291	24,474,746	5,802,718
Operating income (loss)	(1,901,120)	(22,616,607)	(3,500,408)

Non-operating income (expense):
Other income	4,540	33,544	45,697
Interest expense, including amortization of loan discount	(4,714,386)	(2,044,718)	(1,579,452)
Amortization of loan costs	(73,282)	(134,735)	(94,290)
Total non-operating income (expense)	(4,783,128)	(2,145,909)	(1,628,045)
Gain on debt extinguishment	1,747,623	—	—
Loss before income taxes	(4,936,625)	(24,762,516)	(5,128,453)
Provision for income taxes	—	—	—
Net loss	$(4,936,625)	$(24,762,516)	$(5,128,453)
Net loss per common share - basic and diluted	$(0.07)	$(0.40)	$(0.09)
Weighted average common shares outstanding	67,583,793	61,150,400	56,974,407

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Earnings (loss) per common share

The Company has adopted the provisions of ASC No. 260, Earnings per Share. ASC No. 260 requires the presentation of basic earnings (loss) per share (EPS) and diluted EPS. Basic EPS($0.07) is calculated by dividing net income or loss less preferred dividends (preferred dividend of $240,400) (loss available to common shareholders of $5,177,025) by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income or loss less preferred dividends (income available to common shareholders) by the weighted average number of common shares outstanding plus any dilutive shares (i.e., preferred dividends, stock warrants or other convertible debt) during the period.

As discussed in Note D, there were no dilutive securities outstanding during the years ended June 30, 2010, 2009 and 2008. The weighted average number of common and common equivalent shares outstanding was 67,583,793, 61,150,400 and 56,974,407 for the years ended June 30, 2010, 2009 and 2008, respectively.

Concentration of customers and credit risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of trade accounts receivable with a variety of local, national, and international oil and natural gas companies. Such credit risks are considered by management to be limited due to the financial resources of the oil and natural gas companies.

Our revenue of $3,486,171 is partially generated by four producers with over 10% of that total. They are as follows: Goodrich totals $1,416,902 or 41%, Chesapeake totals $816,221 or 23%, EXCO totals $400,564 or 11% and NGTS totals $388,696 or 11%

As noted earlier the Company has receivables from non-affiliated operators for oil and gas sales.  It also has accounts payable to such operators for its share of development, production, and operating costs.  As of June 30, 2010, a single operator owed the Company approximately $811,000 which is included in accounts receivable, and the Company owed this same operator approximately $827,000, which is included in accounts payable.  Receipt and payment of these obligations will be made upon resolution of matters relating to the exact division of ownership interests among the Company and its affiliates.  Revenues attributed to this operator amounted to approximately $1,011,000 for the year ended June 30, 2010.

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

Potential dilutive securities (e.g., convertible preferred stock, stock warrants and convertible debt) have not been considered because the Company reported a net loss and, accordingly, their effects would be anti-dilutive.

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note F — Related party transactions:

Effective January 1, 2002, the Company entered into an agreement with Tauren Exploration, Inc., an entity controlled by Cubic’s Chairman of the Board, President and CEO that provides for the following:

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

The components of the net deferred federal income tax assets (liabilities) at June 30 were as follows:

	2010	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$5,309,100	$10,579,700	$7,914,000
Depletion basis of assets and related accounts	1,842,900	2,309,800	311,000
Depletion basis of assets	1,300	—	—
	$7,153,300	$12,889,500	$8,225,000
Deferred tax liabilities:
Depletion basis of assets	$—	$(1,200)	$—
	$—	$(1,200)	$—
Net deferred tax (liabilities) assets before valuation allowance	$7,153,300	$12,888,300	$8,225,000
Valuation allowance	(7,153,300)	(12,888,300)	(8,225,000)
Net deferred tax (liabilities) assets	$—	$—	$—

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

The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. The Company’s policy is to amortize capitalized oil and gas costs on the unit of production method, based upon these reserve estimates. The amortization was $1.43 per Mcf during the six month period ended June 30, 2010, as compared to $2.55 per Mcf and $8.79 per Mcf during the same periods in 2009 and 2008, respectively. It is reasonably possible that, because of changes in market conditions or the inherent imprecision of these reserve estimates, that the estimates of future cash inflows, future gross revenues, the amount of oil and gas reserves, the remaining estimated lives of the oil and gas properties, or any combination of the above may be increased or reduced in the near term.

If reduced, the carrying amount of capitalized oil and gas properties may be reduced materially in the near term.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 2010, 2009 and 2008 together with the changes therein:

	Natural Gas (Mcfs)
	2010	2009	2008

Proved developed and undeveloped reserves:
Beginning of year	20,319,627	6,089,729	4,242,051
Revisions of previous estimates	1,399,599	5,233,858	(1,969,397)
Purchases of reserves in place	0	0	0
Extensions and discoveries	8,838,950	9,275,556	4,045,294
Production	(792,433)	(279,516)	(228,219)
Disposals of reserves in place	(608,463)	0	0

End of year	29,157,280	20,319,627	6,089,729

Proved developed & undeveloped reserves, end of year	29,157,280	20,319,627	6,089,729

	Oil, Condensate, Ngl (Bbls)
	2010	2009	2008

Proved developed and undeveloped reserves:
Beginning of year	126,209	88,948	12,830
Revisions of previous estimates	(112,547)	(8,917)	(1,002)
Purchases of reserves in place	0	0	0
Extensions and discoveries	1,038	49,711	79,861
Production	(2,279)	(3,533)	(2,741)
Disposals of reserves in place	(3,774)	0	0

End of year	8,647	126,209	88,948

Proved developed & undeveloped reserves, end of year	8,647	126,209	88,948

	Natural Gas (Mcfs)
	2010	2009	2008

Proved developed reserves:
Beginning of year	337,993	1,019,276	1,037,238
End of year	2,666,610	337,993	1,019,276
	2,328,617
Proved undeveloped reserves:
Beginning of year	19,981,634	5,070,453	3,204,813
End of year	26,490,670	19,981,634	5,070,453

	Oil, Condensate, Ngl (Bbls)
	2010	2009	2008

Proved developed reserves:
Beginning of year	2,968	23,645	3,062
End of year	1,166	2,968	23,645

Proved undeveloped reserves:
Beginning of year	123,241	65,303	9,768
End of year	7,481	123,241	65,303

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Standardized measure of discounted future net cash flows relating to proved reserves:

The Standardized Measure of discounted future net cash flows (discounted at 10%) from production of proved reserves was developed as follows:

•      An estimate was made of the quantity of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.

•      In accordance with SEC guidelines, the engineers’ estimates of future net revenues from our proved properties and the present value thereof for fiscal 2010 are made using the twelve-month average of the first-day-of-the-month reference prices as adjusted for location and quality differentials. Prior year estimates were not required to be restated and reflect previously disclosed estimates using year-end prices. These prices are held constant throughout the life of the properties. Oil and natural gas prices are adjusted for each lease for quality, contractual agreements, lease use shrinkage and regional price variations.

•      The future gross revenue streams were reduced by estimated future operating costs (including production and ad valorem taxes) and future development and abandonment costs, all of which were based on current costs in effect at June 30 of the year presented and held constant throughout the life of the properties.

•      Future income taxes were calculated by applying the statutory federal and state income tax rate to pre-tax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards related to oil and gas operations.

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

The following is the estimated standardized measure relating to proved oil and gas reserves at June 30, 2010, 2009 and 2008:

Table 1	2010	2009	2008
Future cash flows	$148,560,880	$80,937,110	$95,132,248
Future production costs	(22,826,320)	(9,382,262)	(11,759,214)
Future development costs	(32,813,060)	(38,888,060)	(34,598,145)
Future severance tax expense	(2,184,380)	(5,850,567)	(1,708,116)
Future income taxes	—	—	—
Future net cash flows	$90,737,120	$26,816,221	$47,066,773
Ten percent annual discount for estimated timing of net cash flows	(25,979,830)	(16,013,831)	(13,956,117)
Standardized measure of discounted future net cash flows	$64,757,290	$10,802,390	$33,110,656

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The following is an analysis of changes in the estimated standardized measure of proved reserves during the years ended June 30, 2010, 2009 and 2008:

Table 2	2010	2009	2008
Changes from:
Sale of oil and gas produced	$(1,641,018)	$(486,098)	$(1,139,821)
Net changes in prices and production costs	8,664,461	(46,382,115)	13,650,638
Extensions and discoveries	16,205,860	4,501,970	23,748,732
Revision of previous quantity estimates	1,236,952	15,167,786	(13,379,733)
Accretion of discounts	1,080,239	3,311,066	682,971
Net change in income taxes	(324,157)	—	—
Purchases of reserves in place	—	—	—
Disposals of reserves in place	(906,387)	—	—
Development costs incurred that reduced future development costs	(1,597,267)	—	(302,200)
Changes in future development costs	(330,545)	7,536,184	(1,786,129)
Changes in timing of production and other	31,566,762	(5,957,059)	4,806,488
Change in standardized measure	$53,954,900	$(22,308,266)	$26,280,946

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

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 10, 2010).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-KSB for the period ended June 30, 2000).

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

10.36	Cubic Energy, Inc. 2005 Stock Option Plan (filed as Exhibit D to file Company’s Definitive Schedule 14A filed with the SEC on December 12, 2005) **

10.37	Amendment to Cubic Energy, Inc. 2005 Stock Option Agreement effective as of May 7, 2010(filed as Exhibit 10.37 to the Company’s Form 10-K filed September 28, 2010) **

23.1*	Consent of Philip Vogel & Co., PC

23.2*	Consent of RPS

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Calvin A. Wallen, III

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Larry G. Badgley

32.1*	Section 1350 Certification of Calvin A. Wallen, III

32.2*	Section 1350 Certification of Larry G. Badgley

99.1*	RPS Reserve Report summary letter

* Filed herewith.
** Management Compensation Contracts