Form 10-Q/A
period 2010-09-30
CUBIC ENERGY INC
filed 2011-02-23
CIK 319156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q / A

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

Earnings per share

The Company has adopted the provisions of ASC No. 260, Earnings per Share. ASC No. 260 requires the presentation of basic earnings (loss) per share (EPS) and diluted EPS. Basic EPS is calculated by dividing net income or loss less preferred dividends (income available to common shareholders) by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income or loss less preferred dividends (income available to common shareholders) by the weighted average number of common shares outstanding plus any dilutive shares (i.e., preferred dividends, stock warrants or other convertible debt) during the period.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2010

(Unaudited)

Stock grants

On February 3, 2010, the Company issued 370,014 unregistered shares of common stock to five directors of the Company pursuant to the Company’s 2005 Stock Option Plan (“the Plan’).  As of such date, the aggregate market value of the common stock granted was $395,915 based on the last sale price ($1.07 per share) on the aforementioned date, on the NYSE — Amex of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

On January 12, 2009, the Company issued 235,000 unregistered shares to three directors of the Company pursuant to the Plan . As of such date, the aggregate market value of the common stock granted was $385,400 based on the last sale price ($1.64 per share) on the aforementioned date, on the NYSE — Amex of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

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

Note E — Subsequent Events

On October 21, 2010 the Board of Directors of the Company unanimously agreed to issue 2,087 Series A preferred shares to Langtry, an affiliate of Mr. Wallen, as the payment of dividends due to Langtry with respect to the Series A preferred stock held by Langtry. These shares have yet to be issued. Following this issuance, the total number of preferred shares outstanding will be 107,991.

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

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) decreased 2% to $285,053 (34% of oil and gas sales) for the 2010 quarter from $291,337 (81% of oil and gas sales) for the 2009 quarter.  This decrease is primarily due to the sale of certain of our Texas properties in May 2010, resulting in a $24,399 decrease in lease operating expense, and an $85,188 decrease in lease operating expenses relating to our Cotton Valley vertical wells, which wells are generally less expensive to operate after the initial years of operation.  These reductions were partially offset by increased expenses relating to our new wells, most of which are horizontal Haynesville Shale wells.  Our Cotton Valley vertical wells were more expensive to operate in the prior period than our new horizontal Haynesville Shale wells.  In addition, the initial revenue from the new horizontal Haynesville Shale wells generally is much larger than the initial revenue from our vertical wells.  Therefore, our total lease operating expense during the period declined, while our revenues increased.

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

INTEREST EXPENSE increased 280% to $1,851,772 in the 2010 quarter from $487,389 in the 2009 quarter primarily due to an increase in debt (before discounts) to $37,000,000 at September 30, 2010, which includes a $10,000,000increase to the revolving line of credit to $30,000,000 from $20,000,000, the $5,000,000 term loan with Wells Fargo and $2,000,000 under the terms of the subordinated note with Mr. Wallen. The weighted average debt balance (before discounts) for the 2010 quarter was $33,684,783 as compared to $27,000,000 in the 2009 quarter. The Credit Facility with Wells Fargo also resulted in loan discounts being recorded. The discounts were amortized over the original three-year term of the debt, which ended December 18, 2009. The debt was extended to July 1, 2012, with a total of $1,411,631 of additional interest expense, being recorded in the 2010 quarter and $129,713 in the 2009 quarter.

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

Goodrich has drilled and completed the following horizontal Haynesville Shale wells: the Garland 25 in Section 25-T14N-R16W; the Plants 26 in Section 26-T14N-R16W; and the Garland 24 in Section 24-T14N-R16W. Within the first 90 days of production, these three the Garland 24, the Garland 25 and the Plants 26 horizontal wells have each produced over one Bcf of natural gas.

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

CUBIC ENERGY, INC.
(Registrant)

Date: February 23, 2011	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: February 23, 2011	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)