Form 10-Q
period 2011-03-31
CUBIC ENERGY INC
filed 2011-05-16
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2011

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

As of May 12, 2011, the registrant had 76,815,908 shares of common stock, $0.05 par value, outstanding.

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

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements in the “Risk Factors” section of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2010, as well as other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

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

•                  environmental risks;

•                  drilling and operating risks;

•                  exploration and development risks;

•                  competition, including competition for acreage in oil and natural gas producing areas;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheet as of March 31, 2011, and the related condensed statements of operations for the three and nine-month periods ended March 31, 2011 and 2010, and the cash flows of Cubic Energy, Inc. for the nine-month periods ended March 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Cubic Energy, Inc. as of June 30, 2010, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 28, 2010 and February 23, 2011, we expressed an unqualified opinion on those statements.

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC
Certified Public Accountants

Dallas, Texas
May 12, 2011

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

	March 31,
	2011 (unaudited)	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$1,624,152	$391,898
Accounts receivable - trade	2,120,231	1,580,049
Due from Affiliates	14,323	—
Other prepaid expenses	134,814	42,525
Total current assets	3,893,520	2,014,472
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	23,895,878	14,852,010
Unproven properties	130,446	130,446
Office and other equipment	28,420	28,420
Property and equipment, at cost	24,054,744	15,010,876
Less accumulated depreciation, depletion and amortization	7,921,686	6,088,038
Property and equipment, net	16,133,058	8,922,838
Other assets:
Deferred loan costs, net	85,599	39,471
Other - Long-term Drilling Credit	19,100,589	27,219,160
Total other assets	19,186,188	27,258,631
	$39,212,766	$38,195,941
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,009,583	$3,031,300
Due to affiliates	—	419,080
Total current liabilities	1,009,583	3,450,380
Long-term liabilities:
Long-term debt, net of discounts	27,753,605	18,983,532
Note payable to affiliate	2,000,000	2,000,000
Total long-term liabilities	29,753,605	20,983,532
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 10,000,000 shares; Series A - 8% preferred stock, $100 stated value, redeemable at $120 and convertible at $1.20 per common share; authorized 165,000 shares; 107,991 shares issued and outstanding at March 31, 2011; 103,500 at June 30, 2010	$1,080	$1,035
Additional paid-in-capital	10,798,020	10,348,965
Common stock - $.05 par value, authorized 120,000,000 shares, issued 76,815,908 shares at March 31, 2011 and 75,394,579 shares at June 30, 2010	3,840,795	3,769,730
Additional paid-in capital	55,682,706	54,032,985
Accumulated deficit	(61,873,023)	(54,390,686)
Stockholders’ equity	8,449,578	13,762,029
	$39,212,766	$38,195,941

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues:
Oil and gas sales	$2,261,227	$898,075	$4,444,849	$1,857,093
Total revenues	$2,261,227	$898,075	$4,444,849	$1,857,093
Costs and expenses:
Oil and gas production, operating and development costs	603,175	403,794	1,406,496	1,049,941
General and administrative expenses	1,290,167	952,694	2,335,961	1,936,106
Depreciation, depletion and non-loan-related amortization	972,252	402,166	1,833,648	924,746
Total operating costs and expenses	2,865,594	1,758,654	5,576,105	3,910,793
Operating loss	(604,367)	(860,579)	(1,131,256)	(2,053,700)

Non-operating income (expense):
Other income	1,696	2,902	6,277	3,999
Interest expense, including amortization of loan discount	(1,898,790)	(1,761,779)	(5,692,534)	(2,929,236)
Amortization of loan costs	(16,857)	(4,859)	(43,323)	(68,368)
Total non-operating expense	(1,913,951)	(1,763,736)	(5,729,580)	(2,993,605)
Gain on debt extinguishment	—	—	—	1,747,623
Loss from operations before income taxes	(2,518,318)	(2,624,315)	(6,860,836)	(3,299,682)
Provision for income taxes	—	—	—	—
Net (loss)	$(2,518,318)	$(2,624,315)	$(6,860,836)	$(3,299,682)
Dividends on preferred shares	$(204,101)	$—	$(621,501)	$—
Net (loss) available to common shareholders	$(2,722,419)	$(2,624,315)	$(7,482,337)	$(3,299,682)
Net loss per common share - basic	$(0.04)	$(0.04)	$(0.10)	$(0.05)
Weighted average common shares outstanding	76,608,699	66,781,797	75,794,197	64,989,700

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net (loss)	$(6,860,836)	$(3,299,682)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	6,174,475	2,800,123
Gain on extinguishment of debt	—	(1,747,623)
Stock and stock options issued for compensation	561,123	395,915
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	(540,182)	(683,673)
(Increase) decrease in other prepaid expenses	(92,289)	19,861
Increase (decrease) in accounts payable and accrued liabilities	(1,990,017)	711,737
Increase (decrease) in due to affiliates	(193,665)	24,391
Net cash provided (used) by operating activities	(2,941,391)	(1,778,951)

Cash flows from investing activities:
Acquisition and development of oil and gas properties	(925,297)	(3,104,937)
Increase (decrease) in capital portion of due to affiliates	(239,738)	(862,703)
Net cash provided (used) by investing activities	(1,165,035)	(3,967,640)

Cash flows from financing activities:
Proceeds from credit facility	5,000,000	5,000,000
Issuance of common stock	642,780	1,788,400
Dividends paid	(204,100)	—
Loan costs incurred and other	(100,000)	(50,000)
Net cash provided (used) by financing activities	5,338,680	6,738,400

Net increase (decrease) in cash and cash equivalents	$1,232,254	$991,809

Cash and cash equivalents:
Beginning of period	391,898	71,050
End of period	$1,624,152	$1,062,859
Other information:
Cash interest paid on debt	$1,400,208	$1,134,528
Non-cash investing and financing activities:
Common and preferred stock for drilling credits	$—	$20,700,000
Property interest assigned for drilling credits	$—	$10,252,810
Equity interest issued creating a deferred interest from debt modification	$—	$12,077,704
Use of prepaid drilling credit for acquisition and development of oil and gas properties	$8,118,571	$—
Warrants issued for loan costs	$516,882	$—
Preferred stock dividends accrued	$621,500	$34,000
Conversion of accrued dividend to Preferred Stock	$449,100	$—

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

(Unaudited)

Note A — Organization

Cubic Energy, Inc., a Texas corporation (the “Company” or “Cubic”), is an independent upstream energy company engaged in the development and production of, and exploration for, crude oil and natural gas. The Company’s oil and gas assets and activities are concentrated in Louisiana.

The Company’s corporate strategy with respect to its asset acquisition and development efforts was to position the Company in a low risk opportunity while building main stream high yield reserves. The acquisition of its acreage in DeSoto and Caddo Parishes, Louisiana, put it in a reservoir rich environment both in the Cotton Valley and Bossier/Haynesville Shale formations, and gives it the potential to discover additional commercial horizons that can add value to the bottom line. The Company has had success on its acreage with wells drilled by achieving production from the Hosston formation, the Cotton Valley formation and the Bossier/Haynesville Shale formation.

Note B — Summary of Significant Account Policies:

Basis of presentation

The accounting policies followed by the Company are set forth in the its financial statements that are a part of its Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2010 and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of March 31, 2011, and for the three and nine month periods ended March 31, 2011, and 2010, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the periods.

Earnings per share

The Company has adopted the provisions of Financial Accounting Standards Board, Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share”. FASB ASC 260 reporting requirements replace primary and fully-diluted earnings per share (“EPS”) with basic and diluted EPS. Basic EPS is calculated by dividing net income (available to common shareholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Potential dilutive securities (e.g., preferred stock, stock warrants and convertible debt) have been considered, but the dilutive effect of the potential dilutive securities is not believed to be material. The Company reported a net loss in the three month period and nine month period ended March 31, 2011 and in the three and nine month periods ended March 31, 2010, and, accordingly, their effects would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding was 76,608,699 and 66,781,797 for

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

(Unaudited)

the quarters ended March 31, 2011 and 2010, respectively, and 75,794,197 and 64,989,700 for the nine month periods ended March 31, 2011 and 2010, respectively.

Note C — Stockholders’ Equity:

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

On November 24, 2009, the Company entered into transactions with Tauren Exploration, Inc. (“Tauren”) and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Calvin Wallen III, the Chief Executive Officer of the Company, under which the Company acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company will use the amount remaining under the Drilling Credits, $19,100,589 as of March 31, 2011, to fund  its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company, which are now operated by a third party.

As consideration for the Drilling Credits, the Company (a) conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) issued to Langtry 10,350,000 shares of Company common stock and preferred stock with a stated value of $10,350,000, convertible into Company common stock at $1.20 per common share, with a five year conversion term. The preferred stock is entitled to cumulative dividends equal to 8% per annum, payable quarterly, which dividends may be paid in cash or in additional shares of preferred stock, at the Company’s discretion. As of March 31, 2011, the Company has issued 4,491 additional shares of preferred stock in lieu of dividends. The preferred stock may be redeemed by the Company at any time, at a redemption price equal to 20% over the original issue price.

The consideration with respect to these transactions was determined pursuant to negotiations between the Company, Tauren and Langtry, and not pursuant to any formula. The foregoing transactions were approved

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

(Unaudited)

by a special committee of the board of directors of the Company comprised exclusively of the Company’s non-employee directors.

Stock and option grants

On February 3, 2010, the Company issued 370,014 unregistered shares to five directors of the Company pursuant to the 2005 Stock Option Plan (the “Plan”).   As of such dates, the aggregate market value of the common stock granted was $395,915 based on the last sale price ($1.07 per share) on the aforementioned date, on the NYSE — Amex of the Company’s common stock. Such amounts were expensed upon issuance to compensation expense.

On November 29, 2010, the Company issued 7,014 unregistered shares of common stock to two directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $4,419 based on the last sale price ($0.63 per share) on the aforementioned date, on the NYSE — Amex of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

Through the exercises of warrants, between January 7 and January 19, 2011, the Company issued an aggregate of 954,315 shares of common stock. Aggregate proceeds to the Company of the aforementioned stock issuances were $642,780, all of which has been or is expected to be used for working capital purposes.

On January 14, 2011, the Company entered into an employment agreement with its Chief Financial Officer, Larry G. Badgley.  The agreement provides for the grant of stock options, under the Plan, for the purchase of an aggregate of 288,667 shares of Company common stock.  These options have an exercise price of $1.20 per share and expire five years from their issue date.  One option, for the purchase of 15,667 shares, was fully vested upon grant.  The other option, for the purchase of 273,000 shares shall, subject to the other provisions of the option agreement, vest upon the earliest of: (a) immediately prior to a Change in Control (as defined in the Plan), (b) October 1, 2012, provided that Mr. Badgley’s Continuous Service (as defined in the Plan) continues through October 1, 2012, (c) the termination by Mr. Badgley of his Continuous Service prior to October 1, 2012 in compliance with the terms of a then-effective written employment agreement between him and the Company or an affiliate of the Company or (d) the termination by the Company of Mr. Badgley’s Continuous Service prior to October 1, 2012, other than for Just Cause (as defined in the employment agreement).  We estimated the fair value of the options on the date of grant using the Black-Scholes valuation model to be $100,997.  We charged $18,506 of compensation expense for the three month period ending March 31, 2011 and estimate that $13,025 will be recognized quarterly until the options are fully vested on October 1, 2012.

The weighted-average fair value at the grant date using the Black-Scholes valuation model for options issued during fiscal 2011 was $0.35 per share.  The fair value of options at the date of grant was estimated using the following weighted-average assumptions for fiscal 2011: (a) no dividend yield on our common stock, (b) expected stock price volatility of 73%, (c) a discount rate of 2.04% and (d) an expected option term of 5 years.

The expected term of the options represents the estimated period of time until exercise and is based on consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  For fiscal 2011, expected stock price volatility is based on the historical volatility of our common stock.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

(Unaudited)

The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life.

Information regarding activity for stock options under the Plan is as follows:

		Weighted- average	Weighted average	Aggregate
		exercise price per	remaining contractual	intrinsic
	Number of shares	share	term (years)	value
Outstanding, June 30, 2010	0	$0.00
Options granted	288,667	1.20
Options exercised	0	0
Options forfeited/expired	0	0

Outstanding, March 31, 2011	288,667	1.20	4.5	0

Exercisable, March 31, 2011	15,667	1.20	4.5	0

Information related to the Plan during the quarter ended March 31, 2011 is as follows:

Intrinsic value of options exercised	0
Weighted-average fair value of options granted	100,997

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

Note D — Oil and Gas Properties

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

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest in the future production of hydrocarbons from or attributable to Cubic’s net interest in its Louisiana properties, which net profits interest was granted to Wells Fargo, based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid-in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties. The assignment of a value to the warrants and net profits interest resulted in a loan discount being recorded. The discount amortization was over the original three-year term of the debt as additional interest expense.  Amortization for the quarters ended March 31, 2011 and 2010 was $0 and was $0 and $239,686 for the nine month periods ended March 31, 2011 and 2010, respectively.

Cubic incurred loan costs of $240,613 on the issuance of the debt and warrants. The amount allocable to the debt of $166,590 has been capitalized and was amortized over the term of the debt. Amortization for the quarters ended March 31, 2011 and 2010 was $0 and was $0 and $25,958 for the nine month periods ended March 31, 2011 and 2010. Cubic also incurred commitment fees of $170,000 related to subsequent increases in the Credit Facility’s borrowing base; such amount was capitalized in fiscal 2008 and was amortized over the remaining term of the loan.  Amortization for the quarters ended March 31, 2011 and 2010 was $0 and was $0 and $36,795 for the nine month periods ended, March 31, 2011 and 2010, respectively.

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

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and the beneficial conversion feature based on their fair market values at the date of issuance. The fair market value assigned to the extension of warrants to purchase 2,500,000 shares of Company common stock was $923,302 and the value assigned to the issuance of the warrant to purchase the additional 5,000,000 shares of Company common stock was $8,031,896, which was recorded as an increase in additional paid-in capital relating to common stock. The difference in the fair value of the term loan and the face amount of $1,877,494 was recorded as an extinguishment of debt, offset by the amount of unamortized deferred loan cost and discounts associated with the original debt of $129,871.  The beneficial conversion feature equaled $5,027,494, which was reduced to $3,122,506 based on the limitation to the fair value of debt. The assignment of a value to the warrants and beneficial conversion feature as well as the write-down of the term loan to the fair value resulted in a total loan discount in the amount of $13,955,198 being recorded. The discount is being amortized over the term of the debt as additional interest expense. Amortization was $1,356,337 and $1,356,337 for the quarters ended March 31, 2011 and 2010 respectively, and was $4,129,292 and $1,567,322 for the nine-months ended March 31, 2011 and 2010, respectively. Amortization for the fiscal years ending June 30, 2011 and 2012 is expected to be approximately $5,500,699 and $5,515,769, respectively.

In connection with the modification of the indebtedness, the Company recorded a gain on extinguishment of debt of $1,747,623.  Such amount includes the write-off of the unamortized deferred loan cost ($26,947), and the write-off of the remaining loan discount ($102,924).

Cubic incurred loan costs of $50,000 on the issuance of the debt and warrants. The amount was capitalized and allocated to the debt and is being amortized over the term of the debt. Amortization was $4,860 and $4,860 for the quarters ended March 31, 2011 and 2010 respectively, and $14,795 and $5,616 for the nine month period ended March 31, 2011 and 2010 respectively. Amortization for the fiscal years ending June 30, 2011 and 2012 is expected to be approximately $19,708 and $19,762, respectively.

On August 30, 2010, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) with Wells Fargo providing for an increase in the borrowing base for the Company’s revolving credit facility from $25 million to $30 million. The Company borrowed the full amount of the increase in the borrowing base. The indebtedness under the credit facility, which includes the revolving credit facility and a

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

(Unaudited)

$5 million convertible term loan, bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matures on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Third Amendment, the Company issued to Wells Fargo additional warrants, expiring on December 1, 2014, for the purchase of up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Loan costs of $89,000 and loan discounts of $527,430 were recognized.

The Company allocated the proceeds from the issuance of the debt to the warrants and the debt. The value assigned to the warrants of $516,882 was recorded as an increase in additional paid-in-capital relating to common stock. The assignment of a value to the warrants resulted in a loan discount being recorded. The discount amortization is over the two-year term of the debt as additional interest expense. Amortization for the quarter ended March 31, 2011 was $70,743 and was $168,212 for the nine-months ended March 31, 2011. Amortization for the fiscal years ending June 30, 2011 and 2012 is expected to be approximately $239,741 and $287,689, respectively.

Cubic incurred loan costs of $100,000 on the issuance of the debt and warrants. The amount allocable to the debt of $89,451 has been capitalized and is being amortized over the term of the debt. Amortization for the quarter ended March 31, 2011 was $11,998 and was $28,528 for the nine-months ended March 31, 2011. Amortization for the fiscal years ending June 30, 2011 and 2012 is expected to be approximately $40,660 and $48,791, respectively.

May 2008 subordinated debt issue and refinancing

On May 6, 2008, the Company issued a subordinated promissory note in the amount of $2,000,000 (the “Subordinated Note”) to Diversified Dynamics Corporation (the “Lender”), an entity controlled by William Bruggeman, a director who beneficially owns more than 5% of the common stock of the Company. The Subordinated Note bore interest at a fluctuating rate equal to the sum of the prime rate plus two percent (2%) per annum, and was scheduled to mature on April 30, 2010. As consideration for the loan made by the Lender pursuant to the Subordinated Note, the Company agreed to convey to the Lender, upon the repayment in full of the indebtedness evidenced by the Subordinated Note, an undivided 0.375% net profits interest in the future production of hydrocarbons from or attributable to Cubic’s net interest in its Louisiana properties. The proceeds of the Subordinated Note were used for general corporate and working capital purposes.

Issuing the Subordinated Note required the consent of the holder of the Company’s senior indebtedness, Wells Fargo, which consent it granted on May 5, 2008. Subsequently, on May 8, 2008, the Credit Facility with Wells Fargo was amended by the First Amendment to Credit Agreement (the “First Amendment”). Material provisions of the First Amendment included the following: (i) the Company was not permitted to prepay all or any part of the principal balance outstanding on the Term Loan prior to its original maturity on March 1, 2010 without the consent of Wells Fargo; and (ii) the amount of the borrowing base was increased to $20,000,000, which amount was fully drawn upon on August 20, 2008.

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

 Note F — Related party transactions

An affiliated company, Tauren, which is owned 100% by the Company’s President and Chief Executive Officer, Calvin Wallen III, owned working interests in wells in which the Company owns working interests. As of March 31, 2011 and June 30, 2010, the Company owed Tauren $25,260 and $78,679, respectively for miscellaneous capital expenditures and general and administrative expenses paid by Tauren on the Company’s behalf.

In addition, certain wells in which the Company owns a working interest were operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin Wallen III. As of March 31, 2011 and June 30, 2010, the Company owed Fossil $9,786 and $755,683, respectively, and was owed by Fossil $49,369 and $415,282, respectively, for oil and gas sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three and nine months ended March 31, 2011 and 2010 should be read in conjunction with our condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2010.

Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed.

Overview

Cubic Energy, Inc. is an independent upstream energy company engaged in the development and production of, and exploration for, crude oil and natural gas. Our oil and gas assets and activities are concentrated in Louisiana.

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

As part of our strategic plan to restructure our debt and raise additional operating capital, during the second quarter of fiscal 2010, Wells Fargo expanded our credit facility to $45 million, which includes a $40,000,000 revolving credit facility and a $5,000,000 convertible term note. The revolving credit facility is subject to borrowing base limits, and as of March 31, 2011, the revolver had $30 million outstanding with a maturity date of July 1, 2012. We also acquired $30.9 million in drilling credits, which, as of March 31, 2011, had a balance of approximately $19.1 million, dedicated for the future drilling and completion of horizontal Haynesville Shale formation wells. For additional information, see below under “Capital Resources and Liquidity”.

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

Capital Resources and Liquidity

Working Capital

The Company’s working capital increased to $2,883,937 at March 31, 2011 from ($1,435,908) at June 30, 2010. This increase was primarily due to the amendment of the Wells Fargo credit facility. The cash used by investing activities of $1,165,035 and operating activities of $3,100,040, consists mainly of costs related to non-operated wells and for daily operations, in the nine months ended March 31, 2011. These cash outflows were partially offset by cash flows provided by financing activities of $5,338,680 resulting from the borrowing of $5,000,000 on the aforementioned revolving line of credit with Wells Fargo in the nine months ended March 31, 2011.

On November 24, 2009, the Company entered into transactions with Tauren and Langtry, both of which are entities controlled by Calvin A. Wallen III, the Chief Executive Officer of the Company, under which the Company acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company will continue to use the amount remaining under the Drilling Credits, $19,100,589 as of March 31, 2011, to fund  its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company, which are now operated by a third party.

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

Goodrich has drilled and completed the following horizontal Haynesville Shale wells: the Garland 25 in Section 25-T14N-R16W; the Plants 26 in Section 26-T14N-R16W; and the Garland 24 in Section 24-T14N-R16W.  Through March 31, 2011, these three wells have produced, in the aggregate, approximately 6.5 Bcfe.

EXCO has recently completed its third and fourth horizontal Haynesville Shale wells on Cubic’s acreage, and these wells are producing according to expectation.  EXCO currently has plans to drill and complete 2-5 more horizontal wells on our acreage by the end of calendar 2011.

Chesapeake operated two vertical Cotton Valley wells on our acreage, the Copeland 12-1 and the Soaring Ridge 15-1, located in Sections 12 and 15-T15N-R16W. Indigo now operates these two wells, which are producing small quantities of natural gas.

Chesapeake has drilled and completed twelve horizontal Haynesville Shale wells on our acreage.

El Paso has drilled and completed a horizontal Haynesville Shale well on our acreage, the E.T. Fisher 20-H1 in Section 20-14N-15W. This well is producing according to expectation.

The Company has revised its planned capital expenditures for the remainder of fiscal 2011. EXCO has shifted some of its operations, originally anticipated for late fiscal 2011, to fiscal 2012. Our projected capital expenditures for fiscal 2011 for our working interest portion of third party operator horizontal drilling will be approximately $15,000,000, which is a decrease from the projected expenditure as stated  in our Annual Report on Form 10-K for the year ended June 30, 2010.

The Company plans to fund these capital expenditures, among other ways, through remaining amounts of the Drilling Credits, which were $19,100,589, as of March 31, 2011, cash on hand and cash provided from operations. Future cash flows and the availability of borrowings are subject to a number of variables, such as prevailing prices of oil and natural gas, and actual production from existing and newly-completed wells. The Company’s success in developing and producing new reserves, and the amount of funds which may ultimately be required to finance the Company’s development and exploration program, all have a certain level of uncertainty.  Thus, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploration activities.

Cash Flow

Our net (decrease) increase in cash and cash equivalents is summarized as follows:

	Nine months ended
	March 31,
	2011	2010
Net cash provided (used) by operating activities	$(2,941,391)	$(1,778,951)
Net cash provided (used) by investing activities	(1,165,035)	(3,967,640)
Net cash provided (used) by financing activities	5,338,680	6,738,400
Net increase (decrease) in cash and cash equivalents	$1,232,254	$991,809

Operating Activities — During the nine months ended March 31, 2011, the Company used cash flows from operating activities of $2,941,391 as compared to $1,778,951 in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The cash used in investing activities consists of capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the nine months ended March 31, 2011, we had capital spending related to the acquisition and development of oil and gas properties of $925,927and used net cash of $1,165,035 in investing activities. In the nine months ended March 31, 2010, we had capital spending related to the acquisition and development of oil and gas properties of $3,104,397 and used net cash of $3,967,640 in investing activities.

Financing Activities — Net cash flows provided by financing activities were $5,338,680 and $6,738,400 in the nine month periods ended March 31, 2011 and 2010, respectively. During the fiscal 2011 period, we received an aggregate of $642,780 in proceeds from the issuance of stock (resulting from the exercise of warrants) and drew an additional $5,000,000 from Wells Fargo under the revolving line of credit component of our Credit Facility in order to pay past due invoices and working interest expenses on our non-operated acreage. As a result, the Company has borrowed $30,000,000 of the $40,000,000 potentially available under the Credit Facility’s Revolving Note (and an aggregate of $45,000,000 under the Credit Facility). During the fiscal 2010 period, we received an aggregate of $1,788,400 in proceeds from the issuance of stock (resulting from the exercise of warrants) and drew upon $5,000,000 from the Revolving Note of our Credit Facility.

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

Results of Operations

For the Three Months ended March 31, 2011 and 2010

	Three months ended
	March 31,		Change
	2011	2010	Amount	%
Production Volumes:
Oil (Bbl)	390	254	136	53%
Natural gas liquids (gallons)	13,075	9,924	3,151	32%
Natural gas (Mcf)	559,984	197,418	362,566	184%
Total (Mcfe)	564,190	200,360	363,830	182%

Weighted Average Sales Prices:
Oil (per Bbl)	$85.91	$75.67	$10.24	14%
Natural gas liquids (per gallon)	$1.61	$1.38	$0.23	17%
Natural gas (per Mcf)	$3.94	$4.38	$(0.44)	-10%

Selected Expenses per Mcfe:
Production costs	$0.32	$0.72	$(0.40)	-56%
Workover expenses (non-recurring)	$0.10	$0.34	$(0.25)	-71%
Severance taxes	$0.08	$0.32	$(0.24)	-75%
Other revenue deductions	$0.57	$0.63	$(0.06)	-9%
Total lease operating expenses	$1.07	$2.02	$(0.95)	-47%
General and administrative expenses	$2.29	$4.75	$(2.47)	-52%
Depreciation, depletion and amortization	$1.72	$2.01	$(0.28)	-14%

Revenues

OIL AND GAS SALES increased 152% to $2,261,227 for the quarter ended March 31, 2011 from $898,075 for the quarter ended March 31, 2010, primarily due to 7 more new non-operated horizontal wells coming on line for a total of 21wells in the 2011 quarter versus 14 wells total in the 2010 quarter. The weighted average natural gas price we received in the 2011 quarter was $3.94 per Mcf versus $4.38 in the 2010 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS increased 49% to $603,175 (27% of oil and gas sales) for 2011 from $403,794 (45% of oil and gas sales) for 2010 primarily due to more wells being on-line in Louisiana, which resulted in an increase of $86,691 in non-operated property expenses and a $173,077 increase of costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas.

GENERAL AND ADMINISTRATIVE EXPENSES increased 35% to $1,290,167 for 2011 from $952,694 in 2010 primarily as a result of a $171,306 increase in stock compensation, and a $158,650 increase in franchise taxes during the period ended March 31, 2011.

DEPRECIATION, DEPLETION AND NON-LOAN RELATED AMORTIZATION increased 142% to $972,252 in 2011 from $402,116 in 2010. The increase was primarily due to an addition of $971,152 to the full cost pool; this increase was partially offset by $127,573 of development costs during the three months ended March 31, 2011 versus $244,388 of full cost pool additions and $0 development costs for the same period ended March 31, 2010. The depletion rate was 1.96% for the period ended March 31, 2011 versus  0.96% for the same 2010 period.

INTEREST EXPENSE increased 8% to $1,898,790 in 2011 from $1,761,779 in 2010 primarily due to an increase in debt to $37,000,000 at March 31, 2011 from $32,000,000 at March 31, 2010. This year over year increase resulted from the Third Amendment to the Credit Agreement, which increased the revolving line of credit with Wells Fargo, and the draw of $5,000,000 under the terms of the new agreement. The weighted average debt balance (before discounts) for the 2011 quarter was $37,000,000 as compared to $32,000,000 in the 2010 quarter. The amendment of the Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the amended three-year term of the debt as additional interest expense with $1,356,337 being recorded in the 2011 quarter.

For the nine months ended March 31, 2011 and 2010

	Nine months ended
	March 31,		Change
	2011	2010	Amount	%
Production Volumes:
Oil (Bbl)	1,263	842	421	50%
Natural gas liquids (gallons)	37,025	32,341	4,684	14%
Natural gas (Mcf)	1,091,427	434,095	657,332	151%
Total (Mcfe)	1,104,295	443,767	660,528	149%

Weighted Average Sales Prices:
Oil (per Bbl)	$79.92	$72.88	$7.04	10%
Natural gas liquids (per gallon)	$1.50	$1.26	$0.24	19%
Natural gas (per Mcf)	$3.93	$4.04	$(0.11)	-3%

Selected Expenses per Mcfe:
Production costs	$0.46	$1.66	$(1.20)	-72%
Workover expenses (non-recurring)	$0.16	$0.21	$(0.05)	-23%
Severance taxes	$0.10	$0.15	$(0.06)	-37%
Other revenue deductions	$0.56	$0.35	$0.21	61%
Total lease operating expenses	$1.27	$2.37	$(1.09)	-46%
General and administrative expenses	$2.12	$4.36	$(2.25)	-52%
Depreciation, depletion and amortization	$1.66	$2.08	$(0.42)	-20%

Revenues

OIL AND GAS SALES increased 139% to $4,444,849 for the nine months ended March 31, 2011 from $1,857,093 for the nine months ended March 31, 2010 primarily due to 7 more new non-operated horizontal wells coming on line for a total of 21wells in the nine months ended March 31, 2011 versus the same period in 2010.  The weighted average natural gas price we received in the 2011 period was $3.93 per Mcf versus $4.04 in the 2010 period.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS increased 34% to $1,406,496 (32% of oil and gas sales) for 2011 from $1,049,941 (57% of oil and gas sales) for 2010. The increase was primarily due to a $488,754 increase of costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas. There was an increase of $48,194 in contract labor expenses. These increases were partially offset by a $75,249 decrease in common facility expenses and a $73,242 decrease in administrative overhead.

GENERAL AND ADMINISTRATIVE EXPENSES increased 21% to $2,335,961 for 2011 from $1,936,106 in 2010 primarily as a result of a $165,201 increase in stock compensation, a $158,650 increase in franchise taxes and a $75,888 increase in contract landmen expenses, which were needed to remedy leasehold discrepancies.

DEPRECIATION, DEPLETION AND AMORTIZATION increased 98% to $1,833,648 in 2011 from $924,746 in 2010. The increase was primarily due to an addition of $1,513,220 to the full cost pool, which increase was partially offset by $421,017 of development costs during the nine months ended March 31,

2011 versus $244,388 of full cost pool additions and $0 development costs for the period ended March 31, 2010. The depletion rate was 3.78% for the period ended March 31, 2011 versus 2.11% for the 2010 period.

GAIN ON DEBT EXTINGUISHMENT was zero during the nine months ended March 31, 2011. During the nine months ended March 31, 2010 there was a gain realized as a result of the refinancing of the debt with Wells Fargo, in December 2009. The existing loan balance of $1,877,494 was decreased (written off) as a term of the amendment of the Wells Fargo credit facility, which was partially offset by debt extinguishment costs of $129,871. This created an overall gain on debt extinguishment of $1,747,623 for the nine months ended March 31, 2010.

INTEREST EXPENSE increased 94% to $5,962,534 in 2011 from $2,929,236 in 2010  primarily due to an increase of $7,062,043 in the weighted average debt balance (before discounts) related to an increase in total debt to $35,886,861 at March 31, 2011 from $28,824,818 at March 31, 2010. This year the revolving line of credit with Wells Fargo was amended and borrowings increased to $30,000,000 from $25,000,000, while the $5,000,000 term note was left in place by Wells Fargo, and both maturity dates were extended to July 1, 2012. The amendment to the Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $4,297,503 being recorded in the nine months ended March 31, 2011, compared to $1,807,009 for the nine months ended March 31, 2010.

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

Interest Rate Risk

As of March 31, 2011, we had $37,000,000 of long-term debt outstanding under our Credit Facility and the Wallen Note, each of which matures in fiscal 2013 and bears interest at the prime rate plus 2.0% and the prime rate plus 1.0%, respectively. As a result, our interest costs fluctuate based on changes in short-term interest rates. Based on the aforementioned borrowings outstanding at March 31, 2011, a 100 basis point change in interest rates would change our annual interest expense by approximately $370,000. We had no interest rate derivatives during the third quarter of fiscal 2011.

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

Item 1A. Risk Factors

There have been no material changes regarding the risk factors disclosed in our Fiscal 2010 Form 10-K filed on September 28, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Through the exercises of warrants, between January 7 and January 19, 2011, the Company issued an aggregate of 954,315 shares of common stock. Aggregate proceeds to the Company of the aforementioned stock issuances were $642,780, all of which has been or is expected to be used for working capital purposes.

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

CUBIC ENERGY, INC.
(Registrant)

Date: May 16, 2011	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)