Form 10-Q
period 2011-09-30
CUBIC ENERGY INC
filed 2011-11-14
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2011

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

As of October 31, 2011, the registrant had 76,815,908 shares of common stock, $0.05 par value, outstanding.

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

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as well as other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

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

•      continued global hostilities and other sustained military campaigns or acts of terrorism or sabotage; and

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

PART I - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheet as of September 30, 2011, and the related condensed statements of operations and of cash flows of Cubic Energy, Inc. (Company) for the three-month periods ended September 30, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Cubic Energy, Inc. as of June 30, 2011, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended; and in our report dated September 28, 2011, we expressed an unqualified opinion on those statements.

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC
Certified Public Accountants

Dallas, Texas

November 14, 2011

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

Item 1.  Financial Statements

	September 30,
	2011 (unaudited)	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$1,325,000	$1,542,248
Accounts receivable - trade	1,709,102	1,760,190
Due from affiliate	15,374	28,121
Other prepaid expenses	62,330	54,164
Total current assets	3,111,806	3,384,723
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	30,115,338	25,606,874
Office and other equipment	28,420	28,420
Property and equipment, at cost	30,143,758	25,635,294
Less accumulated depreciation, depletion and amortization	10,723,275	9,795,293
Property and equipment, net	19,420,483	15,840,001
Other assets:
Deferred loan costs, net	51,322	68,554
Other - Long term drilling credit	13,282,400	17,763,316
Total other assets	13,333,722	17,831,870
	$35,866,011	$37,056,594
Liabilities and stockholders’ equity
Current liabilities:
Notes payable - other (net of discounts)	$32,655,334	$—
Accounts payable and accrued expenses	$1,108,227	$1,065,103
Total current liabilities	33,763,561	1,065,103
Long-term liabilities:
Notes payable	$—	$29,196,541
Note payable to affiliate	—	2,000,000
Total long-term liabilities	—	31,196,541
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; Series A - 8% preferred stock,$100 stated value, redeemable at $120 and covertible at $1.20 per common share, authorized 165,000 shares, 109,123 shares issued and outstanding at September 30, 2011, and 107,991 issued and outstanding at June 30, 2011	$1,091	$1,080
Additional paid-in capital	10,911,309	10,798,020
Common stock - $.05 par value; authorized 120,000,000 shares; issued 76,815,908 shares at September 30, 2011 and 76,815,908 shares at June 30, 2011	3,840,797	3,840,797
Additional paid-in capital	55,708,755	55,695,730
Retained earnings (deficit)	(68,359,502)	(65,540,677)
Total stockholders’ equity	2,102,450	4,794,950
Total liabilities and stockholders’ equity	$35,866,011	$37,056,594

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	September 30,
	2011	2010
Revenues:
Oil and gas sales	$1,416,036	$839,824
Total revenues	$1,416,036	$839,824
Costs and expenses:
Oil and gas production, operating and development costs	331,909	285,053
General and administrative expenses	795,394	473,169
Depreciation, depletion and non-loan-related amortization	927,982	291,483
Total costs and expenses	2,055,285	1,049,705
Operating income (loss)	(639,249)	(209,881)
Non-operating income (expense):
Other income	1,364	1,719
Interest expense, including amortization of loan discount	(1,943,666)	(1,851,772)
Amortization of loan costs	(17,232)	(9,233)
Total non-operating income (expense)	(1,959,534)	(1,859,286)
Loss from operations before income taxes	(2,598,783)	(2,069,167)
Provision for income taxes	—	—
Net loss	$(2,598,783)	$(2,069,167)
Dividends on preferred shares	(220,042)	(208,700)
Net loss available to common shareholders	(2,818,825)	(2,277,867)
Net loss per common share - basic and diluted	$(0.03)	$(0.03)
Weighted average common shares outstanding	76,815,908	75,394,579

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net (loss)	$(2,598,783)	$(2,069,167)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	2,404,007	1,712,347
Stock and stock options issued for compensation	13,025	—
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	51,088	316,751
(Increase) decrease in other prepaid expenses	(8,166)	(315,884)
Increase (decrease) in accounts payable and accrued liabilities	62,272	(2,018,862)
Increase (decrease) in due to affiliates	12,747	(23,112)
Net cash provided (used) by operating activities	(63,810)	(2,397,927)
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(27,548)	(124,714)
Increase (decrease) in capital portion of due to affiliates	—	(182,945)
Net cash provided (used) by investing activities	(27,548)	(307,659)
Cash flows from financing activities:
Proceeds from credit facility	—	5,000,000
Dividends paid	(125,890)	—
Loan costs incurred and other	—	(100,000)
Net cash provided (used) by financing activities	(125,890)	4,900,000
Net increase (decrease) in cash and cash equivalents	$(217,248)	$2,194,414
Cash and cash equivalents:
Beginning of period	1,542,248	391,898
End of period	$1,325,000	$2,586,312
Other information:
Cash interest paid on debt	$484,874	$411,625
Non-cash investing and financing activities:
Use of prepaid drilling credit for acquisition and development of oil and gas properties	$4,480,916	$3,927,102
Warrants issued for loan costs	$—	$516,882
Preferred stock dividends accrued	$220,042	$208,700
Conversion of accrued dividend to Preferred Stock	$113,300	$204,400

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

(Unaudited)

Note A — Organization

Cubic Energy, Inc., a Texas corporation (the “Company” or “Cubic”), is an independent upstream energy company engaged in the development and production of, and exploration for, crude oil and natural gas. The Company’s oil and gas assets and activities are concentrated in Louisiana.

The Company’s corporate strategy with respect to its asset acquisition and development efforts was to position the Company in low risk opportunities while building mainstream high yield reserves. The acquisition of its acreage in DeSoto and Caddo Parishes, Louisiana, put it in reservoir rich environments in the Hosston, Cotton Valley and Bossier/Haynesville Shale formations, with additional shallow formations to exploit as well. The Company has had success on its acreage with wells drilled by achieving production from the Hosston formation, the Cotton Valley formation and the Bossier/Haynesville Shale formation.

Note B — Summary of Significant Account Policies:

Basis of presentation

The accounting policies followed by the Company are set forth in the Company’s financial statements that are a part of its Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of September 30, 2011, and for the three-month periods ended September 30, 2011, and 2010, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Potential dilutive securities (e.g., preferred stock, stock warrants and convertible debt) have been considered, but because the Company reported net losses in the three-month periods ended September 30, 2011 and 2010, their effects would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding was 76,815,908 and 75,394,579 for the quarters ended September 30, 2011 and 2010, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

(Unaudited)

Note C — Stockholders’ Equity:

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

On November 24, 2009, the Company entered into transactions with Tauren Exploration, Inc. (“Tauren”) and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Calvin Wallen III, the Chief Executive Officer of the Company, under which the Company acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana through wells drilled by EXCO Operating Company, LP (“EXCO”) and/or BG US Production Company, LLC (“BG”). During the quarter ending September 30, 2011, the Company netted $4,585,000 of charges for drilling against the Drilling Credits. The Company expects to use the amount remaining under the Drilling Credits, $13,282,400 as of September 30, 2011, to fund its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company, which are now operated by EXCO and BG. EXCO and BG are disputing their obligations under the Drilling Credits.

As consideration for the Drilling Credits, the Company (a) conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) issued to Langtry 10,350,000 shares of Company common stock and preferred stock with a stated value of $10,350,000, convertible into Company common stock at $1.20 per common share, with a five year conversion term. The preferred stock is entitled to cumulative dividends equal to 8% per annum, payable quarterly, which dividends may be paid in cash or in additional shares of preferred stock, at the Company’s discretion. As of September 30, 2011, the Company has issued 4,547additional shares of preferred stock in lieu of dividends. The preferred stock may be redeemed by the Company at any time, at a redemption price equal to 20% over the original issue price.

The consideration with respect to these transactions was determined pursuant to negotiations between the Company, Tauren and Langtry, and not pursuant to any formula. The foregoing transactions were approved by a special committee of the board of directors of the Company comprised exclusively of the Company’s non-employee directors.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

(Unaudited)

Stock and option grants; Warrant exercises

Through the exercises of warrants, between January 7 and January 19, 2011, the Company issued an aggregate of 954,315 shares of common stock. Aggregate proceeds to the Company of the aforementioned stock issuances were $642,780, all of which has been or is expected to be used for working capital purposes.

On January 14, 2011, the Company entered into an employment agreement with its Chief Financial Officer, Larry G. Badgley.  The agreement provides for the grant of stock options, under the 2005 Stock Option Plan (the “Plan”), for the purchase of an aggregate of 288,667 shares of Company common stock.  These options have an exercise price of $1.20 per share and expire five years from their issue date.  One option, for the purchase of 15,667 shares, was fully vested upon grant.  The other option, for the purchase of 273,000 shares shall, subject to the other provisions of the option agreement, vest upon the earliest of: (a) immediately prior to a Change in Control (as defined in the Plan), (b) October 1, 2012, provided that Mr. Badgley’s Continuous Service (as defined in the Plan) continues through October 1, 2012, (c) the termination by Mr. Badgley of his Continuous Service prior to October 1, 2012 in compliance with the terms of a then-effective written employment agreement between him and the Company or an affiliate of the Company or (d) the termination by the Company of Mr. Badgley’s Continuous Service prior to October 1, 2012, other than for Just Cause (as defined in the employment agreement).  We estimated the fair value of the options on the date of grant using the Black-Scholes valuation model to be $100,997.  We charged $13,025 of compensation expense for the three month period ending September 30, 2011 and estimate that $13,025 will be recognized quarterly until the options are fully vested on October 1, 2012.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

(Unaudited)

The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life.

Information regarding activity for stock options under the Plan is as follows:

	Number of shares	Weighted-average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, June 30, 2011	288,667	$1.20
Options granted	0	0
Options exercised	0	0
Options forfeited/expired	0	0

Outstanding, September 30, 2011	288,667	1.20	4.0	$0.00

Exercisable, September 30, 2011	15,667	1.20	4.0	$0.00

On January 17, 2011, the Company issued 460,000 shares of common stock to seven directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $538,200 based on the last sale price ($1.17 per share) on January11, 2011, on the NYSE — AMEX of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

(Unaudited)

Note E — Notes Payable

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

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and the beneficial conversion feature based on their fair market values at the date of issuance. The fair market value assigned to the extension of warrants to purchase 2,500,000 shares of Company common stock was $923,302 and the value assigned to the issuance of the warrant to purchase the additional 5,000,000 shares of Company common stock was $8,031,896, which was recorded as an increase in additional paid-in capital relating to common stock. The difference in the fair value of the term loan and the face amount of $1,877,494 was recorded as an extinguishment of debt, offset by the amount of unamortized deferred loan cost and discounts associated with the original debt of $129,871.  The beneficial conversion feature equaled $5,027,494, which was reduced to $3,122,506 based on the limitation to the fair value of debt. The assignment of a value to the warrants and beneficial conversion feature as well as the write-down of the term loan to the fair value resulted in a total loan discount in the amount of $13,955,198 being recorded. The discount is being amortized over the term of the debt as additional interest expense. Amortization was $1,386,478 and $1,386,478 for the three month periods ended September 30, 2011 and 2010 respectively.  Amortization for the fiscal years ending June 30, 2012 and 2013 is expected to be approximately $5,515,769 and $0, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

(Unaudited)

In connection with the modification of the indebtedness, the Company recorded a gain on extinguishment of debt of $1,747,623.  Such amount includes the write-off of the unamortized deferred loan cost ($26,947), and the write-off of the remaining loan discount ($102,924).

Cubic incurred loan costs of $50,000 on the issuance of the debt and warrants. The amount was capitalized and allocated to the debt and is being amortized over the term of the debt. Amortization was $4,968 and $4,968 for the three month periods ended September 30, 2011 and 2010, respectively. Amortization for the fiscal years ending June 30, 2012 and 2013 is expected to be approximately $19,762 and $0, respectively.

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

The Company allocated the proceeds from the issuance of the debt to the warrants and the debt. The value assigned to the warrants of $516,882 was recorded as an increase in additional paid-in-capital relating to common stock. The assignment of a value to the warrants resulted in a loan discount being recorded. The discount amortization is over the two-year term of the debt as additional interest expense. Amortization was $72,315 and was $25,153 for the three month periods ended September 30, 2011 and 2010, respectively. Amortization for the fiscal years ending June 30, 2012 and 2013 is expected to be approximately $287,689 and $0, respectively.

Cubic incurred loan costs of $100,000 on the issuance of the debt and warrants. The amount allocable to the debt of $89,451 has been capitalized and is being amortized over the term of the debt. Amortization was $12,265 and $4,286 for the three month periods ended September 30, 2011 and 2010, respectively. Amortization for the fiscal years ending June 30, 2012 and 2013 is expected to be approximately $48,791 and $0, respectively.

December 2009 subordinated debt issue and refinancing

On December 18, 2009, the Company issued a subordinated promissory note payable to Calvin A. Wallen, III, the Company’s Chairman of the Board and Chief Executive Officer, in the principal amount of $2,000,000 (the “Wallen Note”). This note bears interest at the prime rate plus one percent (1%), with interest payable monthly. The outstanding principal balance is due and payable on September 30, 2012 and is subordinated to the indebtedness under the Amended Credit Agreement, as amended by the Third Agreement. The proceeds of the Wallen Note were used to repay other indebtedness.

Maturity of debt

Our debt to Wells Fargo, with a principal amount of $35,000,000, is due on July 1, 2012, and the Wallen Note, with a principle and of $2,000,000, is due September 30, 2012, and both are classified as a current debt.  As of September 30, 2011, we had working capital of ($30,651,755). This level of negative working capital creates two concerns. One, it creates substantial doubt as to our ability to pay our obligations as they come due and remain a ‘going concern’.  Secondly, it might cause us to fail to maintain compliance with the NYSE-Amex listing standards, and cause us to face potential delisting.  We are negotiating with Wells Fargo and Mr. Wallen to extend the maturity date of these debts.  There can be no assurance that the Company will be able to negotiate such extensions.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

(Unaudited)

Note F — Related party transactions:

An affiliated company, Tauren, which is owned 100% by Mr. Wallen, owns a working interest in the wells in which the Company owns a working interest. As of September 30, 2011 and June 30, 2011, the Company owed Tauren $14,537 and $8,896, respectively, for miscellaneous capital expenditures and general and administrative expenses paid by Tauren on the Company’s behalf.

In addition, there are twenty-three wells in which the Company owns a working interest that are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by Mr. Wallen. As of September 30, 2011 and June 30, 2011, the Company owed Fossil $44,756 and $43,143, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $69,027 and $39,846 respectively, for oil and gas sales.

Note G — Subsequent Events

On October 21, 2011, the Company paid $220,042 to Langtry, an affiliate of Mr. Wallen, as the payment of dividends due to Langtry with respect to the Series A preferred stock held by Langtry. The total number of preferred shares outstanding is 109,123.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three months ended September 30, 2011 and 2010 should be read in conjunction with our condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

We share our Northwest Louisiana acreage with Goodrich Petroleum Corporation, Chesapeake Energy Corporation, Petrohawk Energy Corporation, El Paso E&P Company, L.P., Indigo Minerals, LLC and to the greatest extent with both BG US Production Company, LLC (“BG”) and EXCO Operating Company, LP (“EXCO”), and all of these companies are third-party operators actively working on our shared acreage. As a result of this activity, we saw improved production volumes in each of the last three fiscal years.

Our financial results currently depend upon our third-party Northwest Louisiana acreage operators along with many factors, which are largely driven by the volume of our natural gas production and the price that we receive for that production. Our natural gas production volumes will decline as reserves are depleted unless we obtain and expend capital in successful development and exploration activities or acquire properties with existing production. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success.

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

Results of Operations

	Three months ended
	September 30,
	2011	2010
Production Volumes:
Oil (Bbl)	181	420
Natural gas liquids (gallons)	13,218	11,626
Natural gas (Mcf)	360,422	181,982
Total (Mcfe)	363,393	186,162

Weighted Average Sales Prices:
Oil (per Bbl)	$93.89	$72.99
Natural gas liquids (per gallon)	$1.84	$1.38
Natural gas (per Mcf)	$3.81	$4.36

Selected Expenses per Mcfe:
Production costs	$0.64	$0.89
Workover expenses (non-recurring)	$—	$—
Severance taxes	$(0.22)	$0.12
Other revenue deductions	$0.50	$0.53
Total lease operating expenses	$0.91	$1.53
General and administrative expenses	$2.19	$2.54
Depreciation, depletion and amortization	$2.55	$1.57

Revenues

OIL AND GAS SALES increased 69% to $1,416,036 for the quarter ended September 30, 2011 from $839,824 for the quarter ended September 30, 2010 primarily due to increased production from third-party operated horizontal Haynesville Shale wells during the 2011 quarter. The weighted average natural gas price we received in the 2011 quarter was $3.81 per Mcf versus $4.36 per Mcf in the 2010 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) increased 16% to $331,909 (23% of oil and gas sales) for the 2011 quarter from $285,053 (34% of oil and gas sales) for the 2010 quarter.  This increase is primarily due to expenses relating to our new wells, most of which are horizontal Haynesville Shale wells.  Our Cotton Valley vertical wells were more expensive to operate in the prior period than our new horizontal Haynesville Shale wells.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) increased 68% to $795,394 for the 2011 quarter from $473,169 in the 2010 quarter as a result of an increase of $178,391 in legal fees needed to defend our assets against the EXCO/BG claims to not honor the Drilling Credits owed the Company. We also had Louisiana state franchise taxes of $47,339; a $20,845 increase in travel expenses, as part of our increased marketing efforts; and a $26,108 increase in reserve report expenses.

DEPRECIATION, DEPLETION AND NON-LOAN RELATED AMORTIZATION (“DD&A”) increased 218% to $927,982 in the 2011 quarter from $291,483 in the 2010 quarter primarily due to bringing new wells on line. No impairment loss was recognized during the quarters ended September 30, 2011 or 2010.

INTEREST EXPENSE increased 5% to $1,943,666 in the 2011 quarter from $1,851,772 in the 2010 quarter primarily due to an increase in debt (before discounts) to $37,000,000 during the quarter ended September 30, 2010, which includes a $10,000,000 increase to the revolving line of credit to $30,000,000 from $20,000,000, the $5,000,000 term loan with Wells Fargo and $2,000,000 under the terms of the Wallen Note. The weighted average debt balance (before discounts) for the 2011 quarter was $37,000,000 as compared to $33,684,783 in the 2010 quarter. The Credit Facility with Wells Fargo also resulted in loan discounts being recorded. The discounts were amortized over the original three-year term of the debt, which ended December 18, 2009. The debt was extended to July 1, 2012, with a total of $1,458,793 of additional interest expense being recorded in the 2011 quarter and $1,411,631 in the 2010 quarter.

Capital Resources and Liquidity

Working Capital

The Company’s working capital decreased to ($30,651,755) at September 30, 2011 from $2,319,620 at June 30, 2011, primarily due to our long-term debt with Wells Fargo becoming a current liability, due to the maturity date of July 1, 2012, being less than 12 months from September 30, 2011.

On November 24, 2009, the Company entered into transactions with Tauren Exploration, Inc. (“Tauren”) and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Mr. Wallen, under which the Company has acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company still has Drilling Credits totaling $13,333,755 to fund its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company which are now operated by EXCO and BG.

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

The Company plans to fund its development and exploratory activities through cash on hand, the Drilling Credits, cash provided from operations, and one of, or a combination of, the following potential transactions: a private placement of common stock; a public offering of common stock; a joint venture with an industry partner in which we would or could farm-out a to-be-determined percentage of our working interests in certain properties; a disposition of assets; or other transactions.

On May 18, 2011, EXCO and BG informed the Company that they do not intend to honor the balance of the Drilling Credits, which was approximately $18 million at that time. The Company believes that there is no valid basis to dispute the remaining balance of the Drilling Credits.  This dispute was submitted to mediation on August 26, 2011, but was not resolved. The Company has submitted this dispute to binding arbitration, and the District Court in Dallas County, Texas has agreed to the Company’s request to compel such arbitration. The Company intends to continue to vigorously defend its rights to the remaining balance of the Drilling Credits.  If the Company is not successful in defending its rights, it expects to fund its share of expenses from wells drilled by EXCO and BG through one of the other sources of funds described above.

Management believes we will prevail, but if not, we have the option of going “non-consent” or being deemed non-consent on current and future horizontal Haynesville Shale wells operated by EXCO and BG.  By being deemed to be non-consent, in addition to penalties, we would reduce our share of revenues from these wells and would be required to pay the royalty owners their share of revenues, which we anticipate to be up to approximately $65,000 per well per month, or an aggregate of approximately $590,000 for the balance of fiscal 2012, based on the current number of EXCO and BG operated wells. Other than this $590,000, we do not expect any additional royalties to be paid out of pocket by Cubic during fiscal 2012, with respect to EXCO and BG operated wells. With future strategies to obtain additional financing, funds generated through existing wells and cash on hand, we expect to be able to continue to pay our expenses as they come due. It is possible that EXCO and BG could exhaust the remaining balance of the Drilling Credits during fiscal 2012. The balance of the Drilling Credits not exhausted is due and payable to us in cash early in fiscal 2013.

Our debt to Wells Fargo, with a principal amount of $35,000,000, is due on July 1, 2012, and the Wallen Note, with a principle of $2,000,000, is due September 30, 2012, and both are classified as current debt.  As of September 30, 2011, we had working capital of ($30,651,755). This level of negative working capital creates two additional concerns. One, it creates substantial doubt as to our ability to pay our obligations as they come due and remain a ‘going concern’.  Secondly, it might cause us to fail to maintain compliance with the NYSE-Amex listing standards, and cause us to face potential delisting.

We are negotiating with Wells Fargo and Mr. Wallen to extend the maturity date of our Credit Agreement and the Wallen Note, which currently is July 1, 2012 and September 30, 2012, respectively.  There can be no assurance that the Company will be able to negotiate such extensions.

We expect production from wells drilled and completed in fiscal 2010 and 2011, together with additional wells that are expected to be completed during fiscal 2012, to provide cash flow to support additional drilling.  However, the Company cannot be certain that adequate funds will be available from cash on hand, the Drilling Credits, operating cash flow, and the aforementioned potential transactions to fully fund the projected capital expenditures for fiscal 2012. Additionally, because future cash flows, the availability of borrowings, and the ability to consummate any of the aforementioned potential transactions are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company’s success in developing and producing new reserves, the uncertainty of financial markets and joint venture and merger and acquisition activity, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company’s development and exploration program, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploratory activities.

If we are unable to obtain such capital resources on a timely basis, the Company may not have the ability to fund its share of the development and exploratory activities being conducted by third-party operators. If a well is proposed by a third-party operator and the Company does not have a drilling credit or the capital resources to participate in that well, the Company might not receive any revenue generated by that well, while still being required to fulfill the relevant royalty payment obligations to the mineral owner and other royalty holders.

The majority of our oil and gas reserves are undeveloped. As such, recovery of the Company’s future undeveloped proved reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures ranging from a minimum of approximately $10,000,000 to a maximum of approximately $15,000,000 will be made to further develop these reserves during fiscal 2012 (from currently available funds, Drilling Credits and projected cash from operating activities). Moreover, additional capital expenditures may be required for exploratory drilling on our undeveloped acreage. The Company’s third-party operators may increase their planned activities for fiscal 2012, if product prices improve. The Company anticipates that its share of expenses with respect to the drilling and completion of these wells during fiscal 2012 will be approximately $10-15 million, but the Company has little or no control with respect to the timing of our third-party operators drilling wells and the timing of drilling expenses incurred. If product prices remain flat or go lower such activities, and our capital expenditures, may be restricted, although we have little or no control over expenditures incurred by our third-party operators.

The Company is considering acquiring leaseholds in additional properties, including properties that are expected to produce primarily oil.  However, the Company cannot give any assurance that any such acquisition will be completed.

The Company remains diligent in its pursuit of our strategic plan to restructure our debt, raise additional operating capital for leasehold acquisitions and development, during the second quarter of fiscal 2012. For additional discussion see “Item 1A: Risk Factors”.

Management continues to believe in the value of its assets and will continue to explore ways that allow the Company to leverage those assets to gain full shareholder value.

No assurance can be given that all or any of these anticipated or possible capital expenditures will be completed as currently anticipated.  Subject to refinancing our debt with Wells Fargo and the Wallen Note on acceptable terms, we believe that cash on hand, the remaining balance of the Drilling Credits and revenues from operations will enable us to continue to meet our obligations and fund our projected capital expenditures for the next twelve months.  Any acquisition of additional leaseholds would require that we obtain additional capital resources.

Cash Flow

Our net (decrease) increase in cash and cash equivalents is summarized as follows:

	Three months ended
	September 30,
	2011	2010
Net cash provided (used) by operating activities	$(63,810)	$(2,397,927)
Net cash provided (used) by investing activities	(27,548)	(307,659)
Net cash provided (used) by financing activities	(125,890)	4,900,000
Net increase (decrease) in cash and cash equivalents	$(217,248)	$2,194,414

Operating Activities — During the quarter ended September 30, 2011, the Company used cash flows from operating activities of $63,810 as compared to $2,397,927 in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The primary driver of cash used in investing activities is capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the quarter ended September 30, 2011, we used net cash of $27,548 in investing activities. For the quarter ended September 30, 2010, we had capital spending of $392,957 for non-operated well expense and used net cash of $307,659 in investing activities.

Financing Activities — Net cash flows used and provided by financing activities were $125,890 and $4,900,000 in the quarters ended September 30, 2011 and 2010, respectively. During the 2011 quarter, we received no proceeds, but we did pay accrued dividends on our preferred stock of $125,890. During the 2010 quarter, we received an aggregate of $5,000,000 in proceeds from the third amendment to our Wells Fargo Credit Agreement and the issuance of warrants to Wells Fargo. We paid $100,000 in loan costs.

Contractual Obligations

We have no long-term commitments associated with our capital expenditure plans or operating agreements other than those described above. Our level of capital expenditures will vary in future periods depending on: the success we experience in our acquisition, developmental and exploration activities; oil and natural gas price conditions; and other related economic factors. Currently, no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities. Other than operating agreements with our third-party operators, we have no contractual obligations pertaining to exploration, development and production activities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended June 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

We are subject to price fluctuations for natural gas and crude oil. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Reductions in crude oil, natural gas and natural gas liquids prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. Any reduction in reserves, including reductions due to price fluctuations, can adversely affect our liquidity and our ability to obtain capital for refinancing of our debt obligations and our acquisition and development activities. To date, we have not entered into futures contracts or other hedging agreements to manage the commodity price risk for a portion of our production.

Interest Rate Risk

As of September 30, 2011, we have an aggregate of $37,000,000 of current debt outstanding under our Credit Facility and the Wallen Note. The Credit Facility matures on July 1, 2012 and bears interest at the prime rate plus 2.0% and the Wallen Note matures on September 30, 2012 and bears interest at prime rate plus 1%, respectively. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at September 30, 2011, a 100 basis point change in interest rates would change our annual interest expense by approximately $370,000. We had no interest rate derivatives during the first quarter of fiscal 2011.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On May 18, 2011, EXCO and BG informed the Company that they do not intend to honor the balance of the Drilling Credits, which was approximately $18 million at that time. The Company believes that there is no valid basis to dispute the remaining balance of the Drilling Credits.  This dispute was submitted to mediation on August 26, 2011, but was not resolved. The Company has submitted this dispute to binding arbitration, and filed a court action in District Court in Dallas County, Texas to compel such arbitration. On October 28, 2011, the District Court compelled arbitration. Pursuant to a tentative arbitration schedule established by the arbitrators on November 1, 2011, this matter is currently set to be arbitrated commencing on January 9, 2012, with a decision currently expected in February, 2012. The Company intends to continue to vigorously defend its rights to the remaining balance of the Drilling Credits.

Item 1A. Risk Factors

Servicing our debt requires a significant amount of cash, and we will not have sufficient cash flow from our business to pay our substantial debt as it comes due.

Our debt to Wells Fargo, with a principal amount of $35,000,000, is due on July 1, 2012, and the Wallen Note, with a principle amount of $2,000,000, is due September 30, 2012, and both are classified as current debt.  As of September 30, 2011, we had working capital of ($30,651,755). This level of negative working capital creates two concerns. One, it creates substantial doubt as to our ability to pay our obligations as they come due and remain a ‘going concern’.  Secondly, it might cause us to fail to maintain compliance with the NYSE-AMEX listing standards, and cause us to face potential delisting.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our ability to obtain additional debt and/or equity financing, which is subject to economic and financial factors beyond our control. Our business will not generate cash flow from operations sufficient to pay our obligations to Wells Fargo and under the Wallen Note. We may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition in the immediate future, as well as the value of our properties. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt and have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith.

** Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIC ENERGY, INC.
(Registrant)

Date: November 14, 2011	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)