Form 10-Q
period 2011-12-31
CUBIC ENERGY INC
filed 2012-02-14
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2011

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

As of February 7, 2012, the registrant had 77,215,908 shares of common stock, $0.05 par value, outstanding.

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

•                  the outcome off our dispute with the counterparties of certain drilling credits owed to us;

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

•                  our ability to maintain the listing of our common stock on the NYSE — AMEX or other established trading market;

•                  our dependence on third party operators, and their ability to obtain goods and services, such as drilling rigs and other oilfield equipment, and access to adequate gathering systems and pipeline take-away capacity, to execute their drilling program;

•                  general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including that the United States economic slow-down might continue to negatively affect the demand for natural gas, oil and natural gas liquids;

•                  continued hostilities in the Middle East and other sustained military campaigns or acts of terrorism or sabotage; and

i

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheet as of December 31, 2011, and the related condensed statements of operations for the three and six month periods ended December 31, 2011 and 2010, and of cash flows for the six month periods ended December 31, 2011 and 2010, of Cubic Energy, Inc. These financial statements are the responsibility of the Company’s management.

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

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC
Certified Public Accountants
Dallas, Texas
February 14, 2012

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2011 (unaudited)	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$1,368,623	$1,542,248
Accounts receivable - trade	2,929,131	1,760,190
Due from affiliate	11,369	28,121
Other prepaid expenses	32,598	54,164
Total current assets	4,341,721	3,384,723
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	33,496,654	25,606,874
Office and other equipment	28,420	28,420
Property and equipment, at cost	33,525,074	25,635,294
Less accumulated depreciation, depletion and amortization	13,314,579	9,795,293
Property and equipment, net	20,210,495	15,840,001
Other assets:
Deferred loan costs, net	34,089	68,554
Other - Long-term drilling credit	9,883,176	17,763,316
Total other assets	9,917,265	17,831,870
	$34,469,481	$37,056,594
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Notes payable (net of discounts)	$32,114,127	$—
Note payable to affiliate	2,000,000	—
Accounts payable and accrued expenses	1,121,098	1,065,103
Total current liabilities	$35,235,225	$1,065,103
Long-term liabilities:
Notes payable (net of discounts)	$—	$29,196,541
Note payable to affiliate	—	2,000,000
Total long-term liabilities	$—	$31,196,541
Commitments and contingencies (see note C)	—	—
Stockholders’ equity (deficit):
Preferred stock - $.01 par value; authorized 10,000,000 shares; Series A - 8% preferred stock, $100 stated value, redeemable at $120 and covertible at $1.20 per common share; authorized 165,000 shares; 109,123 shares issued and outstanding at December 31, 2011, and 107,991 issued and outstanding at June 30, 2011	$1,091	$1,080
Additional paid-in capital - Preferred Stock	10,911,309	10,798,020
Common stock - $.05 par value; authorized 120,000,000 shares; issued and outstanding 76,815,908 shares at December 31, 2011 and 76,815,908 shares at June 30, 2011	3,840,797	3,840,797
Additional paid-in capital - Common Stock	55,721,780	55,695,730
Accumulated deficit	(71,240,721)	(65,540,677)
Total stockholders’ equity (deficit)	(765,744)	4,794,950
	$34,469,481	$37,056,594

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenues:
Oil and gas sales	$3,303,365	$1,343,798	$4,719,401	$2,183,622
Total revenues	$3,303,365	$1,343,798	$4,719,401	$2,183,622
Costs and expenses:
Oil and gas production, operating and development costs	691,438	518,268	1,023,347	803,321
General and administrative expenses	721,560	572,625	1,516,954	1,045,794
Depreciation, depletion and non-loan-related amortization	2,591,304	569,913	3,519,286	861,396
Total operating costs and expenses	4,004,302	1,660,806	6,059,587	2,710,511
Operating loss	(700,937)	(317,008)	(1,340,186)	(526,889)
Non-operating income (expense):
Other income	744	2,862	2,108	4,581
Interest expense, including amortization of loan discount	(1,943,752)	(1,941,972)	(3,887,418)	(3,793,744)
Amortization of loan costs	(17,232)	(17,233)	(34,464)	(26,466)
Total non-operating expense	(1,960,240)	(1,956,343)	(3,919,774)	(3,815,629)
Income (loss) from operations before income taxes	(2,661,177)	(2,273,351)	(5,259,960)	(4,342,518)
Provision for income taxes	—	—	—	—
Net income (loss)	$(2,661,177)	$(2,273,351)	$(5,259,960)	$(4,342,518)
Dividends on preferred shares	(220,042)	(208,700)	(440,084)	(417,400)
Net income (loss) available to common stockholders	$(2,881,219)	$(2,482,051)	$(5,700,044)	$(4,759,918)
Net income (loss) per common share - basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.06)
Weighted average common shares outstanding	76,815,908	75,397,019	76,815,908	75,395,799

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net (loss)	$(5,259,960)	$(4,342,518)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	6,471,337	3,758,286
Stock issued for compensation	26,050	4,419
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	(1,168,941)	(482,468)
(Increase) decrease in other prepaid expenses	21,566	(111,505)
Increase (decrease) in accounts payable and accrued liabilities	62,692	(1,927,588)
Increase (decrease) in due to affiliates	29,203	(176,112)
Net cash provided (used) by operating activities	$181,947	$(3,277,486)
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(9,640)	(432,845)
Increase (decrease) in capital portion of due to affiliates	—	(235,049)
Net cash provided (used) by investing activities	$(9,640)	$(667,894)
Cash flows from financing activities:
Proceeds from credit facility	—	5,000,000
Dividends paid	(345,932)	—
Loan costs incurred and other	—	(100,000)
Net cash provided (used) by financing activities	$(345,932)	$4,900,000
Net increase (decrease) in cash and cash equivalents	$(173,625)	$954,620
Cash and cash equivalents:
Beginning of period	1,542,248	391,898
End of period	$1,368,623	$1,346,518
Other information:
Cash interest paid on debt	$969,820	$925,875
Non-cash investing and financing activities:
Use of prepaid drilling credit for acquisition and development of oil and gas properties	7,880,140	5,204,418
Warrants issued for loan costs	—	516,882
Preferred stock dividends accrued	440,084	417,400
Conversion of accrued dividend to Preferred Stock	113,200	449,100

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(Unaudited)

Note A — Organization:

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

The financial information included herein as of December 31, 2011, and for the three and six month periods ended December 31, 2011, and 2010, are unaudited, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the periods.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(Unaudited)

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

Potential dilutive securities (e.g., preferred stock, stock warrants and convertible debt) have been considered, but because the Company reported net losses in the three and six month periods ended December 31, 2011 and 2010, their effects would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding was 76,815,908 and 75,397,019 for the quarters ended December 31, 2011 and 2010, respectively, and 76,815,908 and 75,395,799 for the six month periods ended December 31, 2011 and 2010, respectively.

Note C — Commitments and contingencies:

On May 18, 2011, EXCO Operating Company, LP (“EXCO”) and/or BG US Production Company, LLC (“BG”) informed the Company that they do not intend to honor the balance of the Drilling Credits, which was approximately $18 million at that time based, in part, on a claim that title to certain properties transfered to EXCO was defective. The Company believes that there is no valid basis to dispute the remaining balance of the Drilling Credits. The dispute was submitted to binding arbitration the week of January 9, 2012 and a ruling is expected during March, 2012.

Management believes we will prevail, but if not, we have the option of going “non-consent”, or being deemed non-consent, on current and future horizontal Haynesville Shale wells operated by EXCO and BG.  By being deemed to be non-consent, in addition to penalties, we would reduce our share of revenues from these wells and would be required to pay the royalty owners their share of revenues, which we anticipate to be up to approximately $65,000 per well per month, or an aggregate of approximately $590,000 for the balance of fiscal 2012, based on the current number of EXCO and BG operated wells. Other than this $590,000, we do not expect any additional royalties to be paid out of pocket by Cubic during fiscal 2012, with respect to EXCO and BG operated wells. With future strategies to obtain additional financing, funds generated through existing wells and cash on hand, we expect to be able to continue to pay our expenses as they come due. It is possible that EXCO and BG could exhaust the remaining balance of the Drilling Credits during fiscal 2012. The balance of the Drilling Credits not exhausted is due and payable to us in cash early in fiscal 2013. Included in results of operations for the six months ended December 31, 2011, were revenues of $1,702,590 and costs of $132,699 related to these disputed properties.

On December 27, 2011, the Company received a letter from NYSE-AMEX LLC (the “Exchange”) stating that based on the information contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, the Company is not in compliance with Section 1003(a)(iii) of the Exchange’s Company Guide because the Company has stockholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in five consecutive fiscal years and Section 1003(a)(ii) of the Exchange’s Company Guide because the Company has stockholders equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(Unaudited)

The Company submitted a plan to the Exchange detailing how it intends to regain compliance with Section 1003(a) (ii) and (iii) of the Exchange’s Company Guide within a maximum of 18 months.  If the plan is not accepted, the Company does not make progress consistent with an accepted plan, or the Company is not in compliance with the continued listing standards by the end of the compliance period, the Company is subject to delisting proceedings.  The Company would be entitled to appeal a determination by the Exchange to initiate delisting proceedings.

Note D — Stockholders’ Equity:

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

On November 24, 2009, the Company entered into transactions with Tauren Exploration, Inc. (“Tauren”) and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Calvin Wallen III, the Chief Executive Officer of the Company, under which the Company acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana through wells drilled by EXCO and BG. During the quarter ended December 31, 2011, the Company incurred $3,399,224 of charges for drilling, which it has reflected as an offset against the Drilling Credits. The Company expects to use the amount remaining under the Drilling Credits, $9,883,176 as of December 31, 2011, to fund its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company, which are now operated by EXCO and BG. EXCO and BG are disputing their obligations under the Drilling Credits.

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

The consideration with respect to the transactions among the Company, Tauren and Langtry was determined pursuant to negotiations among the Company, Tauren and Langtry, and not pursuant to any formula. These

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(Unaudited)

transactions were approved by a special committee of the board of directors of the Company comprised exclusively of the Company’s non-employee directors.

Stock and option grants; Warrant exercises

Through the exercises of warrants, between January 7 and January 19, 2011, the Company issued an aggregate of 954,315 shares of common stock. Aggregate proceeds to the Company of the aforementioned stock issuances were $642,780, all of which has been used for working capital purposes.

On January 14, 2011, the Company entered into an employment agreement with its Chief Financial Officer, Larry G. Badgley.  The agreement provides for the grant of stock options, under the 2005 Stock Option Plan (the “Plan”), for the purchase of an aggregate of 288,667 shares of Company common stock.  These options have an exercise price of $1.20 per share and expire five years from their issue date.  One option, for the purchase of 15,667 shares, was fully vested upon grant.  The other option, for the purchase of 273,000 shares shall, subject to the other provisions of the option agreement, vest upon the earliest of: (a) immediately prior to a Change in Control (as defined in the Plan), (b) October 1, 2012, provided that Mr. Badgley’s Continuous Service (as defined in the Plan) continues through October 1, 2012, (c) the termination by Mr. Badgley of his Continuous Service prior to October 1, 2012 in compliance with the terms of a then-effective written employment agreement between him and the Company or an affiliate of the Company or (d) the termination by the Company of Mr. Badgley’s Continuous Service prior to October 1, 2012, other than for Just Cause (as defined in the employment agreement).  We estimated the fair value of the options on the date of grant using the Black-Scholes valuation model to be $100,997.  We charged $13,025 of compensation expense for the three month period ending December 31, 2011 and $26,050 for the six month period ending December 31, 2011 and we estimate that $13,025 will be recognized quarterly until the options are fully vested on October 1, 2012.

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

The expected term of the options represents the estimated period of time until exercise and is based on consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  For fiscal 2011, expected stock price volatility was based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life.

Information regarding activity for stock options under the Plan is as follows:

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(Unaudited)

		Weighted-average	Weighted-average	Aggregate
		exercise price per	remaining contractual	intrinsic
	Number of shares	share	term (years)	value

Outstanding, June 30, 2011	288,667	$1.20
Options granted	—	—
Options exercised	—	—
Options forfeited/expired	—	—

Outstanding, December 31, 2011	288,667	1.20	3.75	$—

Exercisable, December 31, 2011	15,667	$1.20	3.75	$—

On January 11, 2011, the Company issued 460,000 shares of common stock to seven directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $538,200 based on the last sale price ($1.17 per share) on January11, 2011, on the NYSE — AMEX of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

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

Note E — Oil and Gas Properties:

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

The Company recorded no impairment loss on oil and gas properties for the three or six months ended December 31, 2011 or 2010.

Note F — Notes Payable:

Wells Fargo debt

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

AS OF DECEMBER 31, 2011

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

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and the beneficial conversion feature based on their fair market values at the date of issuance. The fair market value assigned to the extension of warrants to purchase 2,500,000 shares of Company common stock was $923,302 and the value assigned to the issuance of the warrant to purchase the additional 5,000,000 shares of Company common stock was $8,031,896, which was recorded as an increase in additional paid-in capital relating to common stock. The difference in the fair value of the term loan and the face amount of $1,877,494 was recorded as an extinguishment of debt, offset by the amount of unamortized deferred loan cost and discounts associated with the original debt of $129,871.  The beneficial conversion feature equaled $5,027,494, which was reduced to $3,122,506 based on the limitation to the fair value of debt. The assignment of a value to the warrants and beneficial conversion feature as well as the write-down of the term loan to the fair value resulted in a total loan discount in the amount of $13,955,198 being recorded. The discount is being amortized over the term of the debt as additional interest expense. Amortization was $1,386,478 and $1,386,478 for the three month periods ended December 31, 2011 and 2010 respectively, and $2,772,956 and $2,772,956 for the six month periods ended December 31, 2011 and 2010, respectively. Amortization for the fiscal years ending June 30, 2012 and 2013 is expected to be approximately $5,515,769 and $0, respectively.

In connection with the modification of the indebtedness, the Company recorded a gain on extinguishment of debt of $1,747,623.  Such amount includes the write-off of the unamortized deferred loan cost ($26,947), and the write-off of the remaining loan discount ($102,924).

Cubic incurred loan costs of $50,000 on the issuance of the debt and warrants. The amount was capitalized and allocated to the debt and is being amortized over the term of the debt. Amortization was $4,968 and $4,968 for the three month periods ended December 31, 2011 and 2010, respectively and was $9,936 and $9,936 for the six month periods ended December 31, 2011 and 2010, respectively. Amortization for the fiscal years ending June 30, 2012 and 2013 is expected to be approximately $19,762 and $0, respectively.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(Unaudited)

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

The Company allocated the proceeds from the issuance of the debt to the warrants and the debt. The value assigned to the warrants of $516,882 was recorded as an increase in additional paid-in-capital relating to common stock. The assignment of a value to the warrants resulted in a loan discount being recorded. The discount amortization is over the two-year term of the debt as additional interest expense. Amortization was $72,315 and was $25,153 for the three month periods ended December 31, 2011 and 2010, respectively and was $144,630 and $50,306 for the six month periods ended December 31, 2011 and 2010, respectively. Amortization for the fiscal years ending June 30, 2012 and 2013 is expected to be approximately $287,689 and $0, respectively.

Cubic incurred loan costs of $100,000 on the issuance of the debt and warrants. The amount allocable to the debt of $89,451 has been capitalized and is being amortized over the term of the debt. Amortization was $12,265 and $4,286 for the three month periods ended December 31, 2011 and 2010, respectively and was $34,464 and $26,466 for the six month periods ended December 31, 2011 and 2010, respectively. Amortization for the fiscal years ending June 30, 2012 and 2013 is expected to be approximately $48,791 and $0, respectively.

December 2009 subordinated debt issue and refinancing

On December 18, 2009, the Company issued a subordinated promissory note payable to Calvin A. Wallen, III, the Company’s Chairman of the Board and Chief Executive Officer, in the principal amount of $2,000,000 (the “Wallen Note”). The Wallen Note bears interest at the prime rate plus one percent (1%), with interest payable monthly. The outstanding principal balance is due and payable on September 30, 2012 and is subordinated to the indebtedness under the Amended Credit Agreement, as amended by the Third Amendment. The proceeds of the Wallen Note were used to repay other indebtedness.

Maturity of debt

Our debt to Wells Fargo, with a principal amount of $35,000,000, is due on July 1, 2012, and the Wallen Note, with a principle amount of $2,000,000, is due September 30, 2012, and both are classified as a current debt.  As of December 31, 2011, we had a working capital deficit of $30,893,504. This level of negative working capital creates substantial doubt as to our ability to pay our obligations as they come due and remain a ‘going concern’.  We are negotiating with Wells Fargo and Mr. Wallen to extend the maturity date of these debts.  There can be no assurance that the Company will be able to negotiate such extensions.

Note G — Related party transactions:

An affiliated company, Tauren Exploration, Inc. (“Tauren”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin A. Wallen III, owns working interests in oil and gas properties in which the Company owns working interests. As of December 31, 2011 and June 30, 2011, the Company owed Tauren $3,601 and $14,537, respectively for revenue, miscellaneous capital expenditures and general and administrative expenses paid by Tauren on the Company’s behalf.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(Unaudited)

In addition, certain oil and gas properties in which the Company owns a working interest were operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by Mr. Wallen. As of December 31, 2011 and June 30, 2011, the Company owed Fossil $69,953 and $43,143 respectively, and the Company was owed by Fossil $84,923 and $39,846, respectively, for oil and gas sales.

Note H — Subsequent Events:

On January 4, 2012, the Company issued 400,000 shares of common stock to six directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $236,200 based on the last sale price ($0.59 per share) on January 4, 2012, on the NYSE — AMEX of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

On January 4, 2012, the Company paid $220,042 to Langtry, an affiliate of Mr. Wallen, as the payment of dividends due to Langtry with respect to the Series A preferred stock held by Langtry. The total number of preferred shares outstanding is 109,123.

On February 3, 2012, we submitted our formal plan to regain compliance with the standards for continued listing described in the NYSE-AMEX’s December 27, 2011 letter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three and six months ended December 31, 2011 and 2010 should be read in conjunction with our condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

Results of Operations

For the Three Months ended December31, 2011 and 2010

	Three months ended
	December 31,		Change
	2011	2010	Amount	%
Production Volumes:
Oil (Bbl)	153	453	(300)	-66%
Natural gas liquids (gallons)	9,498	12,324	(2,825)	-23%
Natural gas (Mcf)	990,242	349,461	640,780	183%
Total (Mcfe)	992,518	353,942	638,577	180%

Weighted Average Sales Prices:
Oil (per Bbl)	$98.13	$81.20	$16.93	21%
Natural gas liquids (per gallon)	$1.71	$1.48	$0.23	16%
Natural gas (per Mcf)	$3.30	$3.69	$(0.39)	-11%

Selected Expenses per Mcfe:
Production costs	$0.31	$0.80	$(0.48)	-60%
Workover expenses (non-recurring)	$0.03	$—	$0.03	—
Severance taxes	$(0.05)	$0.11	$(0.16)	-151%
Other revenue deductions	$0.40	$0.55	$(0.15)	-28%
Total lease operating expenses	$0.70	$1.45	$(0.77)	-53%
General and administrative expenses	$0.73	$1.62	$(0.88)	-54%
Depreciation, depletion and amortization	$2.61	$1.61	$1.00	62%

Revenues

OIL AND GAS SALES increased 146% to $3,303,365 for the quarter ended December 31, 2011 from $1,343,798 for the quarter ended December 31, 2010 primarily due to higher gas volumes resulting from additional non-operated wells being online in the 2011 quarter versus the 2010 quarter. These higher volumes were partially offset by a decrease in the average natural gas price we received of $3.30 per Mcf in the 2011 quarter versus $3.69 in the 2010 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS increased 33% to $691,438 (21% of oil and gas sales) for 2011 from $518,268 (39% of oil and gas sales) for 2010, primarily due to a $160,095 increase in costs passed-through to the Company by the purchasers of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchasers and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchasers to convey the Company’s gas.

GENERAL AND ADMINISTRATIVE EXPENSES increased 26% to $721,560 for 2011 from $572,625 in 2010, primarily due to an increase of $136,498 in legal fees/expenses directly related to the EXCO/BG arbitration activities during the three months ended December 31, 2011 as compared to the 2010 period.

DEPRECIATION, DEPLETION AND NON-LOAN RELATED AMORTIZATION increased 355% to $2,591,304 in 2011 from $569,913 in 2010. The increase was primarily due to increased drilling and production by our third-party operators during the three months ended December 31, 2011 as compared to December 31, 2010.

INTEREST EXPENSE increased less than 1% to $1,943,752 in 2011 from $1,941,972 in 2010 primarily due to our weighted average debt (before discounts) of $37,000,000 remaining the same during both quarters. The amendment of the Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the amended three-year term of the debt as additional interest expense, with $1,458,793 being recorded in each quarter.

For the Six Months ended December 31, 2011 and 2010

	Six months ended
	December 31,		Change
	2011	2010	Amount	%
Production Volumes:
Oil (Bbl)	334	873	(539)	-62%
Natural gas liquids (gallons)	22,716	23,950	(1,234)	-5%
Natural gas (Mcf)	1,350,663	531,443	819,220	154%
Total (Mcfe)	1,355,910	540,103	815,809	151%

Weighted Average Sales Prices:
Oil (per Bbl)	$95.83	$77.25	$18.58	24%
Natural gas liquids (per gallon)	$1.78	$1.44	$0.34	24%
Natural gas (per Mcf)	$3.44	$3.92	$(0.48)	-12%

Selected Expenses per Mcfe:
Production costs	$0.40	$0.84	$(0.45)	-53%
Workover expenses (non-recurring)	$0.03	$—	$0.03	—
Severance taxes	$(1.00)	$0.11	$(1.12)	-1094%
Other revenue deductions	$0.42	$0.54	$(0.12)	-6%
Total lease operating expenses	$(0.15)	$1.50	$(1.64)	-110%
General and administrative expenses	$0.75	$1.49	$(0.72)	-49%
Depreciation, depletion and amortization	$2.60	$1.59	$0.99	62%

Revenues

OIL AND GAS SALES increased 116% to $4,719,401 for the six months ended December 31, 2011 from $2,183,622 for the six months ended December 31, 2010, primarily due to increased gas production created by our third-party operators in the 2011 period versus the 2010 period. These higher volumes were partially offset by a decrease in the average natural gas price we received of $3.44 per Mcf in the 2011period versus $3.92 in the 2010 period.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS increased 27% to $1,023,347 (22% of oil and gas sales) for 2011 from $803,321 (37% of oil and gas sales) for 2010, primarily due to a $282,684 increase in costs passed-through to the Company by the purchasers of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchasers and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchasers to convey the Company’s gas. This increase was partially offset by decreases in the following lease operating expenses: $32,996 for salt water hauling, $11,341 of contract labor, $6,797 of advalorem taxes and $8,475 of repair/maintenance expenses.

GENERAL AND ADMINISTRATIVE EXPENSES increased 45% to $1,516,954 for 2011 from $1,045,794 in 2010 primarily due to an increase of $314,889 in legal fees/expenses directly related to the EXCO/BG arbitration activities during the six months ended December 31, 2011 as compared to the 2010 period.

DEPRECIATION, DEPLETION AND AMORTIZATION increased 309% to $3,519,286 in 2011 from $861,396 in 2010. The increase was primarily due to increased drilling and production by our third-party operators during the six months ended December 31, 2011 as compared to December 31, 2010.

INTEREST EXPENSE increased 2% to $3,887,418 in 2011 from $3,793,744 in 2010 primarily due to a slight increase in the weighted average debt balance (before discounts) for the six months ended December 31, 2011 of $37,000,000, as compared to $35,342,391 in the six months ended December 31, 2010. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $2,917,586 being recorded in the six months ended December 31, 2011 compared to $2,870,424 for the six months ended December 31, 2010.

Capital Resources and Liquidity

Working Capital

The Company had working capital deficit of $30,893,504 at December 31, 2011 from $2,319,620 at June 31, 2011, primarily due to our long-term debt with Wells Fargo and the Wallen Note becoming current liabilities, due to the maturity date of July 1, 2012, and September 30, 2012, respectively, being less than 12 months from December 31, 2011. This level of negative working capital creates two additional concerns. One, it creates substantial doubt as to our ability to pay our obligations as they come due and remain a ‘going concern’.  Secondly, it might cause us to fail to maintain compliance with the additional NYSE-AMEX continued listing standards, and cause us to face potential delisting. We are negotiating with Wells Fargo and Mr. Wallen to extend the maturity dates of our Credit Agreement and the Wallen Note.  There can be no assurance that the Company will be able to negotiate such extensions.

On November 24, 2009, the Company entered into transactions with Tauren Exploration, Inc. (“Tauren”) and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Mr. Wallen, under which the Company has acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company still has Drilling Credits totaling $9,883,176 to fund its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company which are now operated by EXCO and BG.

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

The Company plans to fund its development and exploratory activities through cash on hand, the Drilling Credits, cash provided from operations, and one of, or a combination of, the following potential transactions: incurring additional debt, a private placement of common stock, a public offering of common stock, a joint venture with an industry partner in which we would or could farm-out a to-be-determined percentage of our working interests in certain properties, a disposition of assets, or other transactions.

On May 18, 2011, EXCO and BG informed the Company that they do not intend to honor the balance of the Drilling Credits, which was approximately $18 million at that time. The Company believes that there is no valid basis to dispute the remaining balance of the Drilling Credits. The dispute was submitted to binding arbitration the week of January 9, 2012 and a ruling is expected during March, 2012. The Company intends to continue to vigorously defend its rights to the remaining balance of the Drilling Credits. If the Company is not successful in defending its rights, it expects to fund its share of expenses from wells drilled by EXCO and BG through one of the other sources of funds described above.

Management believes we will prevail, but if not, we have the option of going “non-consent”, or being deemed non-consent, on current and future horizontal Haynesville Shale wells operated by EXCO and BG.  By being deemed to be non-consent, in addition to penalties, we would reduce our share of revenues from these wells and would be required to pay the royalty owners their share of revenues, which we anticipate to be up to approximately $65,000 per well per month, or an aggregate of approximately $590,000 for the balance of fiscal 2012, based on the current number of EXCO and BG operated wells. Other than this $590,000, we do not expect any additional royalties to be paid out of pocket by Cubic during fiscal 2012, with respect to EXCO and BG operated wells. With future strategies to obtain additional financing, funds generated through existing wells and cash on hand, we expect to be able to continue to pay our expenses as they come due. It is possible that EXCO and BG could exhaust the remaining balance of the Drilling Credits during fiscal 2012. The balance of the Drilling Credits not exhausted is due and payable to us in cash early in fiscal 2013. Included in results of operations for the six months ended December 31, 2011, were revenues of $1,702,590 and costs of $132,699 related to these disputed properties.

We expect production from wells drilled and completed in fiscal 2010 and 2011, together with additional wells that have been and are expected to be completed during fiscal 2012, to provide cash flow to support additional drilling.  However, the Company cannot be certain that adequate funds will be available from cash on hand, the Drilling Credits, operating cash flow, and the aforementioned potential transactions to fully fund the projected capital expenditures of $6,000,000 to $12,000,000 for the remainder of fiscal 2012. Additionally, because future cash flows, the availability of borrowings, and the ability to consummate any of the aforementioned potential transactions are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company’s success in developing and producing new reserves, the uncertainty of financial markets and joint venture and merger and acquisition activity, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company’s development and exploration program, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploratory activities.

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

The majority of our oil and gas reserves are undeveloped. As such, recovery of the Company’s future undeveloped proved reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures ranging from a minimum of approximately $6,000,000 to a maximum of approximately $12,000,000 will be made to further develop these reserves during fiscal 2012 (from currently available funds, Drilling Credits and projected cash from operating activities). Moreover, additional capital expenditures may be required for exploratory drilling on our undeveloped acreage. The Company’s third-party operators may increase their planned activities for fiscal 2012, if product prices improve. The Company has little or no control with respect to the timing of our third-party operators drilling wells and the timing of drilling expenses incurred. If product prices remain flat or go lower, such activities, and our capital expenditures, may be restricted, although we have little or no control over expenditures incurred by our third-party operators.

The Company is considering acquiring leaseholds in additional properties, including properties that are expected to produce primarily oil.  However, the Company cannot give any assurance that any such acquisition will be completed.

Cash Flow

Our net (decrease) increase in cash and cash equivalents is summarized as follows:

	Six months ended
	December 31,
	2011	2010
Net cash provided (used) by operating activities	$181,947	$(3,277,486)
Net cash provided (used) by investing activities	(9,640)	(667,894)
Net cash provided (used) by financing activities	(345,932)	4,900,000
Net increase (decrease) in cash and cash equivalents	$(173,625)	$954,620

Operating Activities — During the six months ended December 31, 2011, the Company generated cash flows from operating activities of $181,947 as compared to $3,277,486 of cash used in operating activities in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The cash used in investing activities consists of capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the six months ended December 31, 2011, we had capital spending related to the acquisition and development of oil and gas properties of $7,889,780 and utilized $7,880,140 of prepaid drilling credits and used net cash of $9,640 in investing activities. In the six months ended December 31, 2010, we had capital spending related to the acquisition and development of oil and gas properties of $432,845 and utilized $5,204,418 of prepaid drilling credits and used net cash of $667,894 in investing activities.

Financing Activities — Net cash flows were $345,932 used and $4,900,000 provided by financing activities during the six month periods ended December 31, 2011 and 2010, respectively.

During the 2011 period, we used $345,932 for funding financing activities. During the 2010 period, Cubic received an aggregate of $642,000 in proceeds from the issuance of stock (resulting from the exercise of warrants) and drew upon an additional $5,000,000 from Wells Fargo under the revolving line of credit component of our Credit Facility in order to pay past due invoices and working interest expenses on our non-operated acreage. As a result, the Company has borrowed $30,000,000 of the $40,000,000 potentially available under the Credit Facility’s Revolving Note, but the Company has borrowed the maximum available at this time, due to borrowing base limitations.

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

Interest Rate Risk

As of December 31, 2011, we have an aggregate of $37,000,000 of current debt outstanding under our Credit Facility and the Wallen Note. The Credit Facility matures on July 1, 2012 and bears interest at the prime rate plus 2.0% and the Wallen Note matures on September 30, 2012 and bears interest at the prime rate plus 1%, respectively. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at December 31, 2011, a 100 basis point change in interest rates would change our annual interest expense by approximately $370,000. We had no interest rate derivatives during the second quarter of fiscal 2012.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On May 18, 2011, EXCO and BG informed the Company that they do not intend to honor the balance of the Drilling Credits, which was approximately $18 million at that time. The Company believes that there is no valid basis to dispute the remaining balance of the Drilling Credits.  This dispute was submitted to binding arbitration during the week of January 9, 2012 and a ruling is expected during March 2012. The Company intends to continue to vigorously defend its rights to the remaining balance of the Drilling Credits.

Item 1A. Risk Factors

There have been material changes in the risk factors applicable to us from those disclosed in our Annual Report on Form 10-K for fiscal year ended June 30, 2011.

Servicing our debt requires a significant amount of cash, and we will not have sufficient cash flow from our business to pay our substantial debt as it comes due.

Our debt to Wells Fargo, with a principal amount of $35,000,000, is due on July 1, 2012, and the Wallen Note, with a principle amount of $2,000,000, is due September 30, 2012, and both are classified as current debt.  As of September 30, 2011, we had a working capital deficit of $30,893,502. This level of negative working capital creates two concerns. One, it creates substantial doubt as to our ability to pay our obligations as they come due and remain a ‘going concern’.  Secondly, it might cause us to fail to maintain compliance with the additional NYSE-AMEX continued listing standards, and cause us to face potential delisting.

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

We are not in compliance with the continued listing requirements of the NYSE-AMEX. Failure to regain compliance could result in decreased liquidity for our common stock and make future offerings of securities more difficult.

On December 27, 2011, we received a letter from NYSE-AMEX stating that based on the information contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, we are not in compliance with Section 1003(a)(iii) of the Exchange’s Company Guide because we had stockholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in five consecutive fiscal years and Section 1003(a)(ii) of the Exchange’s Company Guide because we had stockholders equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years.

We submitted a plan to the Exchange detailing how we intend to regain compliance with Section 1003(a)(ii) and (iii) of the Exchange’s Company Guide within a maximum of 18 months.  If our plan is not accepted, we do not make progress consistent with an accepted plan, or we are not in compliance with the continued listing standards by the end of the compliance period, we are subject to delisting proceedings.  We would be entitled to appeal a determination by the Exchange to initiate delisting proceedings. Failure to regain compliance could result in decreased liquidity for our common stock and make future offerings of securities more difficult.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

CUBIC ENERGY, INC.
(Registrant)

Date: February 14, 2012	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: February 14, 2012	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)