Form 10-Q
period 2012-03-31
CUBIC ENERGY INC
filed 2012-05-15
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2012

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

As of May 11, 2012, the registrant had 77,215,908 shares of common stock, $0.05 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheet as of March 31, 2012, and the related condensed statements of operations for the three and nine-month periods ended March 31, 2012 and 2011, and the cash flows of Cubic Energy, Inc. for the nine-month periods ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC
Certified Public Accountants

Dallas, Texas
May 15, 2012

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

	March 31,
	2012 (unaudited)	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$653,986	$1,542,248
Accounts receivable - trade	2,796,455	1,760,190
Due from affiliates	—	28,121
Other prepaid expenses	10,866	54,164
Total current assets	3,461,307	3,384,723
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	33,686,138	25,606,874
Office and other equipment	28,420	28,420
Property and equipment, at cost	33,714,558	25,635,294
Less accumulated depreciation, depletion and amortization	14,616,698	9,795,293
Property and equipment, net	19,097,860	15,840,001
Other assets:
Deferred loan costs, net	17,045	68,554
Other - Long-term Drilling Credit	9,733,072	17,763,316
Total other assets	9,750,117	17,831,870
	$32,309,284	$37,056,594
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Notes payable (net of discounts)	$33,557,064	$—
Note payable to affiliate	2,000,000	—
Accounts payable and accrued expenses	1,066,353	1,065,103
Total current liabilities	36,623,417	1,065,103
Long-term liabilities:
Long-term debt, net of discounts	—	29,196,541
Note payable to affiliate	—	2,000,000
Total long-term liabilities	—	31,196,541
Commitments and contingencies (see Note C)	—	—
Stockholders’ equity (deficit):
Preferred stock - $.01 par value, authorized 10,000,000 shares; Series A - 8% preferred stock, $100 stated value, redeemable at $120 and convertible at $1.20 per common share; authorized 165,000 shares; 109,023 shares issued and outstanding at March 31, 2012; 107,991 at June 30, 2011	$1,091	$1,080
Additional paid-in-capital - Preferred Stock	10,911,309	10,798,020
Common stock - $.05 par value, authorized 120,000,000 shares, issued 77,215,908 shares at March 31, 2012 and 76,815,908 shares at June 30, 2011	3,860,795	3,840,797
Additional paid-in capital - Common Stock	55,950,805	55,695,730
Accumulated deficit	(75,038,133)	(65,540,677)
Total stockholders’ equity (deficit)	(4,314,133)	4,794,950
	$32,309,284	$37,056,594

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues:
Oil and gas sales	$1,273,919	$2,261,227	$5,993,320	$4,444,849
Total revenues	$1,273,919	$2,261,227	$5,993,320	$4,444,849
Costs and expenses:
Oil and gas production, operating and development costs	410,045	603,175	1,433,392	1,406,496
General and administrative expenses	1,204,318	1,290,167	2,721,272	2,335,961
Depreciation, depletion and non-loan-related amortization	1,302,119	972,252	4,821,405	1,833,648
Total operating costs and expenses	2,916,482	2,865,594	8,976,069	5,576,105
Operating loss	(1,642,563)	(604,367)	(2,982,749)	(1,131,256)
Non-operating income (expense):
Other income	537	1,696	2,645	6,277
Interest expense, including amortization of loan discount	(1,921,287)	(1,898,790)	(5,808,705)	(5,692,534)
Amortization of loan costs	(17,045)	(16,857)	(51,509)	(43,323)
Total non-operating expense	(1,937,795)	(1,913,951)	(5,857,569)	(5,729,580)
Loss from operations before income taxes	(3,580,358)	(2,518,318)	(8,840,318)	(6,860,836)
Provision for income taxes	—	—	—	—
Net loss	$(3,580,358)	$(2,518,318)	$(8,840,318)	$(6,860,836)
Dividends on preferred shares	$(217,055)	$(204,101)	$(657,139)	$(621,501)
Net loss available to common shareholders	$(3,797,413)	$(2,722,419)	$(9,497,457)	$(7,482,337)
Net loss per common share - basic	$(0.05)	$(0.03)	$(0.11)	$(0.09)
Weighted average common shares outstanding	77,193,930	76,608,699	76,940,999	75,794,197

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,840,318)	$(6,860,836)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	9,233,437	6,174,475
Stock issued for compensation	236,000	—
Stock and stock options issued for compensation	39,075	561,123
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	(1,036,265)	(540,182)
(Increase) decrease in other prepaid expenses	43,298	(92,289)
Increase (decrease) in accounts payable and accrued liabilities	25,214	(1,990,017)
Increase (decrease) in due to affiliates	12,949	(193,665)
Net cash provided (used) by operating activities	(286,610)	(2,941,391)
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(49,021)	(925,297)
Increase (decrease) in capital portion of due to affiliates	13,343	(239,738)
Net cash provided (used) by investing activities	(35,678)	(1,165,035)
Cash flows from financing activities:
Proceeds from credit facility	—	5,000,000
Issuance of common stock	—	642,780
Dividends paid	(565,974)	(204,100)
Loan costs incurred and other	—	(100,000)
Net cash provided (used) by financing activities	(565,974)	5,338,680
Net increase (decrease) in cash and cash equivalents	$(888,262)	$1,232,254
Cash and cash equivalents:
Beginning of period	1,542,248	391,898
End of period	$653,986	$1,624,152
Other information:
Cash interest paid on debt	$1,448,170	$1,400,208
Non-cash investing and financing activities:
Use of prepaid drilling credit for acquisition and development of oil and gas properties	$8,030,244	$8,118,571
Warrants issued for loan costs	$—	$516,882
Preferred stock dividends accrued	$657,139	$621,501
Conversion of accrued dividend to Preferred Stock	$113,300	$449,100

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

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

Note B — Summary of Significant Account Policies

Basis of presentation

The accounting policies followed by the Company are set forth in the its financial statements that are a part of its Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2011 and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of March 31, 2012, and for the three and nine month periods ended March 31, 2012, and 2011, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Potential dilutive securities (e.g., preferred stock, stock warrants and convertible debt) have been considered, but because the Company reported a net loss in the three and nine month periods ended March 31, 2012 and 2011, and, accordingly, their effects would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding was 77,193,930 and 76,608,699 for the quarters ended March 31, 2012 and 2011, respectively, and 76,940,999 and 75,794,197 for the nine month periods ended March 31, 2012 and 2011, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(Unaudited)

Note C — Commitments and contingencies

On May 18, 2011, EXCO Operating Company, LP (“EXCO”) and/or BG US Production Company, LLC (“BG”) informed the Company that they do not intend to honor the balance of the prepaid drilling credits acquired by the Company in November 2009 (the “Drilling Credits”), which was approximately $18 million at the time that EXCO and BG informed the Company of their intention. This dispute was submitted to binding arbitration during the week of January 9, 2012 and a ruling was issued on March 9, 2012.

In addition to dismissing all claims of EXCO and BG with prejudice, the Arbitrators’ Award provides the following:

•                  EXCO/BG shall place the Company in “consent” status on wells drilled by EXCO/BG through March 9, 2012, and pay the Company the proceeds to which it is entitled;

•                  EXCO/BG shall apply the Drilling Credits to wells drilled by EXCO/BG through March 9, 2012;

•                  The remaining Drilling Credits are accelerated and immediately due and payable to the Company; and

•                  The Company is awarded attorneys’ fees, costs and interest.

The Company has filed a motion to have the Arbitrators’ Award confirmed, and EXCO/BG have filed a motion to have the Arbitrators’ Award vacated.  A hearing in the 298th Judicial District Court of Dallas County, Texas is scheduled for May 25, 2012 to rule on these motions.

Management believes we will prevail, but if not, we have the option of going “non-consent”, or being deemed non-consent, on current and future horizontal Haynesville Shale wells operated by EXCO/BG.  By being deemed to be non-consent, in addition to penalties, we would reduce our share of revenues from these wells and would be required to pay the royalty owners their share of revenues, which we anticipate to be up to approximately $65,000 per well per month, or an aggregate of approximately $590,000 for the balance of fiscal 2012, based on the current number of EXCO and BG operated wells. Other than this $590,000, we do not expect any additional royalties to be paid out of pocket by Cubic during fiscal 2012, with respect to EXCO and BG operated wells. With future strategies to obtain additional financing, funds generated through existing wells and cash on hand, we expect to be able to continue to pay our expenses as they come due. Regardless of the Arbitrators’ Award that accelerates the remaining Drilling Credits, the balance of the Drilling Credits not exhausted is due and payable to us in cash early in fiscal 2013. Included in results of operations for the nine months ended March 31, 2012, were revenues of $2,248,597and costs of $192,487 related to these disputed properties. Due to the uncertainty of the ultimate confirmation of the Arbitrators Award, we have not changed the presentation of the respective assets and liabilities nor have we recorded any receivables for the reimbursement of the attorneys’ fees, costs and interest.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

(Unaudited)

On December 27, 2011 and February 24, 2012, the Company received letters from NYSE Amex LLC (the “Exchange”) stating that the Company is not in compliance with Section 1003(a)(i) of the Exchange’s Company Guide because the Company has stockholders’ equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of its three most recent fiscal years, Section 1003(a)(ii) of the Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years, and Section 1003(a)(iii) of the Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in its five most recent fiscal years. Subsequent to the initial letter from the Exchange, the Company submitted its plan of compliance detailing how the Company intends to regain compliance with those requirements.

On March 2, 2012, the Exchange notified the Company that the Exchange has accepted the compliance plan, and granted the Company an extension until June 27, 2013 to evidence its compliance with the foregoing listing standards.

Included in the March 2, 2012 letter from the Exchange was a notice that, based on a further review of the Company’s quarterly report on Form 10-Q for the period ended December 31, 2011, the Company is not in compliance with Section 1003(a)(iv) of the Company Guide in that the Exchange believes that the Company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. The Company is not required to submit an additional plan of compliance in response to the additional deficiency identified in the Exchange’s letter of March 2, 2012, because the accepted plan effectively addresses how the Company intends to regain compliance with Section 1003(a)(iv). The Company was granted an extension to regain compliance with Section 1003(a)(iv) until July 31, 2012.

The Company will be subject to periodic review by the Exchange during the extension periods. If the Company does not make progress consistent with the plan, or the Company is not in compliance with the applicable continued listing standards by the respective dates set forth above, the Company is subject to delisting proceedings. The Company would be entitled to appeal a determination by the Exchange to initiate delisting proceedings.

Note D — Stockholders’ Equity

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(Unaudited)

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

On November 24, 2009, the Company entered into transactions with Tauren Exploration, Inc. (“Tauren”) and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Calvin Wallen III, the Chief Executive Officer of the Company, under which the Company acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana through wells drilled by EXCO and BG. During the quarter ended March 31, 2012, the Company incurred $150,103 of charges for drilling, which it has reflected as an offset against the Drilling Credits. EXCO and BG are disputing their obligations under the Drilling Credits.

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

The consideration with respect to the transactions among the Company, Tauren and Langtry was determined pursuant to negotiations among the Company, Tauren and Langtry, and not pursuant to any formula. These transactions were approved by a special committee of the board of directors of the Company comprised exclusively of the Company’s non-employee directors.

Stock and option grants; Warrant exercises

Through the exercises of warrants, between January 7 and January 19, 2011, the Company issued an aggregate of 954,315 shares of common stock. Aggregate proceeds to the Company of the aforementioned stock issuances were $642,780, all of which has been used for working capital purposes.

On January 14, 2011, the Company entered into an employment agreement with its Chief Financial Officer, Larry G. Badgley.  The agreement provides for the grant of stock options, under the 2005 Stock Option Plan (the “Plan”), for the purchase of an aggregate of 288,667 shares of Company common stock.  These options have an exercise price $1.20 per share and expire five years from their issue date.  One option, for the purchase of 15,667 shares, was fully vested upon grant.  The other option, for the purchase of 273,000 shares shall, subject to the other provisions of the option agreement, vest upon the earliest of: (a) immediately prior to a Change in Control (as defined in the Plan), (b) October 1, 2012, provided that Mr. Badgley’s Continuous Service (as defined in the Plan) continues through October 1, 2012, (c) the termination by Mr. Badgley of his Continuous Service prior to October 1, 2012 in compliance with the terms of a then-effective written employment agreement between him and the Company or an affiliate of the Company or (d) the termination by the Company of Mr. Badgley’s Continuous Service prior to October 1, 2012, other than for Just Cause (as

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(Unaudited)

defined in the employment agreement).  We estimated the fair value of the options on the date of grant using the Black-Scholes valuation model to be $100,997.  We charged $13,025 of compensation expense for the three month period ending March 31, 2012 and $39,075 for the nine month period ending March 31, 2012. We estimate that $13,025 will be recognized quarterly until the options are fully vested on October 1, 2012.

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

Information regarding activity for stock options under the Plan is as follows:

		Weighted-average	Weighted-average	Aggregate
		exercise price per	remaining contractual	intrinsic
	Number of shares	share	term (years)	value

Outstanding, June 30, 2011	288,667	$1.20
Options granted	—	—
Options exercised	—	—
Options forfeited/expired	—	—

Outstanding, March 31, 2012	288,667	1.20	3.75	$—

Exercisable, March 31, 2012	15,667	$1.20	3.75	$—

Information related to the Plan during the quarter ended March 31, 2011 is as follows:

Intrinsic value of options exercised	0
Weighted-average fair value of options granted	$100,997

On January 11, 2011, the Company issued 460,000 shares of common stock to seven directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $538,200 based on the last sale price ($1.17 per share) on January11, 2011, on the NYSE — Amex of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(Unaudited)

On January 4, 2012, the Company issued 400,000 shares of common stock to six directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $236,000 based on the last sale price ($0.59 per share) on January 4, 2012, on the NYSE — Amex of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

Note E — Oil and Gas Properties

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

Note F — Notes Payable

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(Unaudited)

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and the beneficial conversion feature based on their fair market values at the date of issuance. The fair market value assigned to the extension of warrants to purchase 2,500,000 shares of Company common stock was $923,302 and the value assigned to the issuance of the warrant to purchase the additional 5,000,000 shares of Company common stock was $8,031,896, which was recorded as an increase in additional paid-in capital relating to common stock. The difference in the fair value of the term loan and the face amount of $1,877,494 was recorded as an extinguishment of debt, offset by the amount of unamortized deferred loan cost and discounts associated with the original debt of $129,871.  The beneficial conversion feature equaled $5,027,494, which was reduced to $3,122,506 based on the limitation to the fair value of debt. The assignment of a value to the warrants and beneficial conversion feature as well as the write-down of the term loan to the fair value resulted in a total loan discount in the amount of $13,955,198 being recorded. The discount is being amortized over the term of the debt as additional interest expense. Amortization was $1,371,407 and $1,356,337 for the quarters ended March 31, 2012 and 2011 respectively, and was $4,129,292 and $4,129,292 for the nine-months ended March 31, 2012 and 2011, respectively. Amortization for the fiscal years ending June 30, 2012 and 2013 is expected to be approximately $5,515,769 and $0, respectively.

Cubic incurred loan costs of $50,000 on the issuance of the debt and warrants. The amount was capitalized and allocated to the debt and is being amortized over the term of the debt. Amortization was $4,913 and $4,860 for the quarters ended March 31, 2012 and 2011 respectively, and $14,849 and $14,795 for the nine month period ended March 31, 2012 and 2011 respectively. Amortization for the fiscal years ending June 30, 2012 and 2013 is expected to be approximately $19,762 and $0, respectively.

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

The Company allocated the proceeds from the issuance of the debt to the warrants and the debt. The value assigned to the warrants of $516,882 was recorded as an increase in additional paid-in-capital relating to common stock. The assignment of a value to the warrants resulted in a loan discount being recorded. The discount amortization is over the two-year term of the debt as additional interest expense. Amortization was $71,529 and was $70,743 for the three month periods ended March 31, 2012 and 2011, respectively and was $216,160 and $168,212 for the nine month periods ended March 31, 2012 and 2011, respectively. Amortization for the fiscal years ending June 30, 2012 and 2013 is expected to be approximately $287,689 and $0, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(Unaudited)

Cubic incurred loan costs of $100,000 on the issuance of the debt and warrants. The amount allocable to the debt of $89,451 has been capitalized and is being amortized over the term of the debt. Amortization was $12,131 and $12,265 for the three month periods ended March 31, 2012 and 2011, respectively and was $36,660 and $34,464 for the six month periods ended March 31, 2012 and 2011, respectively. Amortization for the fiscal years ending June 30, 2012 and 2013 is expected to be approximately $48,791 and $0, respectively.

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

Maturity of debt

Our debt to Wells Fargo, with a principal amount of $35,000,000, is due on July 1, 2012, and the Wallen Note, with a principle amount of $2,000,000, is due September 30, 2012, and both are classified as a current debt.  As of March 31, 2012, we had a working capital deficit of $33,162,110. This level of negative working capital creates substantial doubt as to our ability to pay our obligations as they come due and remain a ‘going concern’.  We are negotiating with Wells Fargo and Mr. Wallen to extend the maturity date of these debts.  There can be no assurance that the Company will be able to negotiate such extensions.

Note G — Related party transactions

An affiliated company, Tauren Exploration, Inc. (“Tauren”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin A. Wallen III, owns working interests in oil and gas properties in which the Company owns working interests. As of March 31, 2012, Tauren owed the Company $5,445 and as of June 30, 2011, the Company owed Tauren $14,537, respectively for revenue, miscellaneous capital expenditures and general and administrative expenses paid by Tauren on the Company’s behalf.

In addition, certain oil and gas properties in which the Company owns a working interest were operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by Mr. Wallen. As of March 31, 2012 and June 30, 2011, the Company owed Fossil $71,388 and $43,143 respectively, and the Company was owed by Fossil $72,086 and $39,846, respectively, for oil and gas sales.

Note H — Subsequent Events

On May 9, 2012, the Company engaged Wells Fargo Securities, LLC to serve as the exclusive financial advisor of the Company to explore certain strategic alternatives on behalf of the Company and its shareholders, including a merger, consolidation, business combination, or a disposition of the Company or a substantial portion of its assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three and nine months ended March 31, 2012 and 2011 should be read in conjunction with our condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

Results of Operations

For the Three Months ended March 31, 2012 and 2011

	Three months ended
	March 31,		Change
	2012	2011	Amount	%
Production Volumes:
Oil (Bbl)	116	390	(274)	-70%
Natural gas liquids (gallons)	12,271	13,075	(804)	-6%
Natural gas (Mcf)	495,451	559,984	(64,534)	-12%
Total (Mcfe)	497,899	564,190	(66,291)	-12%

Weighted Average Sales Prices:
Oil (per Bbl)	$96.56	$85.91	$10.65	12%
Natural gas liquids (per gallon)	$1.66	$1.61	$0.05	3%
Natural gas (per Mcf)	$2.51	$3.94	$(1.43)	-36%

Selected Expenses per Mcfe:
Production costs	$0.34	$0.32	$0.02	6%
Workover expenses (non-recurring)	$0.13	$0.10	$0.04	36%
Severance taxes	$(0.02)	$0.08	$(0.10)	-125%
Other revenue deductions	$0.37	$0.57	$(0.20)	-35%
Total lease operating expenses	$0.82	$1.07	$(0.25)	-23%
General and administrative expenses	$2.42	$2.29	$0.13	6%
Depreciation, depletion and amortization	$2.62	$1.72	$0.89	52%

Revenues

OIL AND GAS SALES decreased 44% to $1,273,919 for the quarter ended March 31, 2012 from $2,261,227 for the quarter ended March 31, 2011, primarily due to lower natural gas prices in the 2012 quarter versus the 2011 quarter. Also there were no new wells to come online during this 2012 quarter versus 7 new wells that came online during the same 2011 quarter. The weighted average natural gas price we received in the 2012 quarter was $2.51 per Mcf versus $3.94 in the 2011 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS decreased 32% to $410,045 (32% of oil and gas sales) for 2012 from $603,175 (27% of oil and gas sales) for 2011 primarily due to no new wells being on-line in Louisiana, which resulted in a decrease of $55,016 in production tax expenses and a $138,031 decrease of costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas.

GENERAL AND ADMINISTRATIVE EXPENSES decreased 7% to $1,204,318 for 2012 from $1,290,167 for 2011 primarily as a result a $338,033 increase in legal fees incurred in connection with the EXCO/BG arbitration, which were more than offset by a $307,681 decrease in stock compensation, a $158,650 decrease in franchise taxes, and a $82,500 decrease in legal settlements incurred during the period ended March 31, 2011. The franchise taxes and legal settlement were non-recurring expenses.

DEPRECIATION, DEPLETION AND NON-LOAN RELATED AMORTIZATION increased 34% to $1,302,119 in 2012 from $972,252 in 2011. The increase was primarily due to an addition of $1,301,070 to the full cost pool. The depletion rate was .88% for the period ended March 31, 2012 versus 1.96% for the same 2011 period.

INTEREST EXPENSE increased 1% to $1,921,287 in the 2012 quarter from $1,898,790 in the 2011 quarter. Debt during both quarters was $37,000,000. This year over year increase resulted a slight increase in amortization of the discount, from the Third Amendment to the Credit Agreement, which increased the revolving line of credit with Wells Fargo, and the draw of $5,000,000 under the terms of the new agreement. The amendment of the Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the amended three-year term of the debt as additional interest expense with $1,383,166 being recorded in the 2012 quarter.

For the nine months ended March 31, 2012 and 2011

	Nine months ended
	March 31,		Change
	2012	2011	Amount	%
Production Volumes:
Oil (Bbl)	449	1,263	(813)	-64%
Natural gas liquids (gallons)	34,987	37,025	(2,038)	-6%
Natural gas (Mcf)	1,846,114	1,091,427	754,687	69%
Total (Mcfe)	1,853,809	1,104,293	749,516	68%

Weighted Average Sales Prices:
Oil (per Bbl)	$96.02	$79.92	$16.10	20%
Natural gas liquids (per gallon)	$1.74	$1.50	$0.24	16%
Natural gas (per Mcf)	$3.19	$3.93	$(0.74)	-19%

Selected Expenses per Mcfe:
Production costs	$0.32	$0.46	$(0.14)	-30%
Workover expenses (non-recurring)	$0.12	$0.16	$(0.04)	-27%
Severance taxes	$(0.08)	$0.10	$(0.17)	-182%
Other revenue deductions	$0.41	$0.56	$(0.15)	-26%
Total lease operating expenses	$0.77	$1.27	$(0.50)	-39%
General and administrative expenses	$1.47	$2.12	$(0.65)	-31%
Depreciation, depletion and amortization	$2.60	$1.66	$0.94	57%

Revenues

OIL AND GAS SALES increased 34% to $5,993,320 for the nine months ended March 31, 2012 from $4,444,849 for the nine months ended March 31, 2011 primarily due to a 754,687 Mcf increase in natural gas production during the nine months ended March 31, 2012 versus the same period in 2011. The overall revenue was negatively affected by lower natural gas prices. The weighted average natural gas price we received in the 2012 period was $3.19 per Mcf versus $3.93 in the 2011 period.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS increased 2% to $1,433,392 (24% of oil and gas sales) for 2012 from $1,406,496 (32% of oil and gas sales) for 2011. The increase was primarily due to a $132,727 increase in lease operating expenses and a $144,653 increase of costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas. These increases were partially offset by a $250,484 overall decrease in production taxes.

GENERAL AND ADMINISTRATIVE EXPENSES increased 16% to $2,721,272 for 2012 from $2,335,961 for 2011 primarily as a result of a $702,922 increase in legal fees incurred in connection with the EXCO/BG arbitration, which were partially offset by a $286,050 decrease in stock compensation, a $146,461 decrease in franchise taxes, and a $82,500 decrease in legal settlements as compared to the period ended March 31, 2011. The franchise taxes and legal settlement were non-recurring expenses.

DEPRECIATION, DEPLETION AND AMORTIZATION increased 163% to $4,821,405 in 2012 from $1,833,648 in 2011. The increase was primarily due to an increase of $1,609,780 in capital costs for development from the previous year and  $1,377,784 of additions to the full cost pool. The depletion rate was 3.21% for the period ended March 31, 2012 versus 3.78% for the 2011 period.

INTEREST EXPENSE increased 2% to $5,808,705 in 2012 from $5,692,534 in 2011.  Our debt was $37,000,000 and $32,000,000 during the nine month periods ended March 31, 2012 and 2011, respectively. During fiscal 2011 the revolving line of credit with Wells Fargo remained at $30,000,000, while the $5,000,000 term note was left in place by Wells Fargo, and both maturity dates are July 1, 2012. The loan costs for the fiscal 2011 amendment to the Credit Facility with Wells Fargo resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $4,360,522 being recorded in the nine months ended March 31, 2012, compared to $4,297,503 for the nine months ended March 31, 2011.

Capital Resources and Liquidity

Working Capital

The Company had a working capital deficit of $33,162,110 at March 31, 2012 compared to working capital of $2,319,620 at June 31, 2011, primarily due to our long-term debt with Wells Fargo and the Wallen Note becoming current liabilities, due to the maturity date of July 1, 2012, and September 30, 2012, respectively, being less than 12 months from March 31, 2012. This level of negative working capital creates two additional concerns. One, it creates substantial doubt as to our ability to pay our obligations as they come due and remain a ‘going concern’.  Secondly, it might prevent us from regaining compliance with the NYSE-Amex continued listing standards, and cause us to face potential delisting. We are negotiating with Wells Fargo and Mr. Wallen to extend the maturity dates of our Credit Agreement and the Wallen Note.  There can be no assurance that the Company will be able to negotiate such extensions.

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

On May 18, 2011, EXCO and BG informed the Company that they do not intend to honor the balance of the Drilling Credits, which was approximately $18 million at that time. This dispute was submitted to binding arbitration during the week of January 9, 2012 and a ruling was issued on March 9, 2012.

In addition to dismissing all claims of EXCO and BG with prejudice, the Arbitrators’ Award provides the following:

•                  EXCO/BG shall place the Company in “consent” status on wells drilled by EXCO/BG through March 9, 2012, and pay the Company the proceeds to which it is entitled;

•                  EXCO/BG shall apply the Drilling Credits to wells drilled by EXCO/BG through March 9, 2012;

•                  The remaining Drilling Credits are accelerated and immediately due and payable to the Company; and

•                  The Company is awarded attorneys’ fees, costs and interest.

The Company has filed a motion to have the Arbitrators’ Award confirmed, and EXCO/BG have filed a motion to have the Arbitrators’ Award vacated.  A hearing in the 298th Judicial District Court of Dallas County, Texas is scheduled for May 25, 2012 to rule on these motions.

Management believes we will prevail, but if not, we have the option of going “non-consent”, or being deemed non-consent, on current and future horizontal Haynesville Shale wells operated by EXCO/BG.  By being deemed to be non-consent, in addition to penalties, we would reduce our share of revenues from these wells and would be required to pay the royalty owners their share of revenues, which we anticipate to be up to approximately $65,000 per well per month, or an aggregate of approximately $590,000 for the balance of fiscal 2012, based on the current number of EXCO and BG operated wells. Other than this $590,000, we do not expect any additional royalties to be paid out of pocket by Cubic during fiscal 2012, with respect to EXCO and BG operated wells. With future strategies to obtain additional financing, funds generated through existing wells and cash on hand, we expect to be able to continue to pay our expenses as they come due. Regardless of the Arbitrators’ Award that accelerates the remaining Drilling Credits, the balance of the Drilling Credits not exhausted is due and payable to us in cash early in fiscal 2013. Included in results of operations for the nine months ended March 31, 2012, were revenues of $2,248,597and costs of $192,487 related to these disputed properties. Due to the uncertainty of the ultimate confirmation of the Arbitrators Award, we have not changed the presentation of the respective assets and liabilities nor have we recorded any receivables for the reimbursement of the attorneys’ fees, costs and interest.

We expect production from wells drilled and completed in fiscal 2010 and 2011, together with additional wells that have been and are expected to be completed during fiscal 2012, to provide cash flow to support operations.  However, the Company cannot be certain that adequate funds will be available from cash on hand, the Drilling Credits, operating cash flow, and the aforementioned potential transactions to fully fund the projected capital expenditures of $3,000,000 to $6,000,000 for fiscal 2012. Additionally, because future cash flows, the availability of borrowings, and the ability to consummate any of the aforementioned potential transactions are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company’s success in developing and producing new reserves, the uncertainty of financial markets and joint venture and merger and acquisition activity, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company’s development and exploration program, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploratory activities.

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

The majority of our oil and gas reserves are undeveloped. As such, recovery of the Company’s future undeveloped proved reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures ranging from a minimum of approximately $3,000,000 to a maximum of approximately $6,000,000 will be made to further develop these reserves during fiscal 2012 (from currently available funds, Drilling Credits and projected cash from operating activities). Moreover, additional capital expenditures may be required for exploratory drilling on our undeveloped acreage. The Company’s third-party operators may increase their planned activities for fiscal 2012, if product prices improve. The Company has little or no control with respect to the timing of our third-party operators drilling wells and the timing of drilling expenses incurred. If product prices remain flat or go lower, such activities, and our capital expenditures, may be restricted, although we have little or no control over expenditures incurred by our third-party operators.

The Company is considering acquiring leaseholds in additional properties, including properties that are expected to produce primarily oil.  However, the Company cannot give any assurance that any such acquisition will be completed.

Cash Flow

Our net (decrease) increase in cash and cash equivalents is summarized as follows:

	Nine months ended
	March 31,
	2012	2011
Net cash provided (used) by operating activities	$(286,610)	$(2,941,391)
Net cash provided (used) by investing activities	(35,678)	(1,165,035)
Net cash provided (used) by financing activities	(565,974)	5,338,680
Net increase (decrease) in cash and cash equivalents	$(888,262)	$1,232,254

Operating Activities — During the nine months ended March 31, 2012, the Company used cash flows from operating activities of $286,610 as compared to $2,941,391 in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The cash used in investing activities consists of capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the nine months ended March 31, 2012, we had capital spending related to the acquisition and development of oil and gas properties of $49,021 and used net cash of $35,678 in investing activities. In the nine months ended March 31, 2011, we had capital spending related to the acquisition and development of oil and gas properties of $925,927 and used net cash of $1,165,035 in investing activities.

Financing Activities — Net cash flows used by financing activities were $565,974 in the nine month period ended March 31, 2012, and net cash flows provided by financing activities were $5,338,680 in the nine month periods ended March 31, 2011. During the fiscal 2012 period, we used $565,974 to pay dividends on preferred stock. During the fiscal 2011 period, we received an aggregate of $642,780 in proceeds from the issuance of stock (resulting from the exercise of warrants) and drew an additional $5,000,000 from Wells Fargo under the revolving line of credit component of our Credit Facility in order to pay past due invoices and working interest expenses on our non-operated acreage. As a result, the Company has borrowed $30,000,000 of the $40,000,000 potentially available under the Credit Facility’s Revolving Note (and an aggregate of $45,000,000 under the Credit Facility).

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

Interest Rate Risk

As of March 31, 2012, we have an aggregate of $37,000,000 of current debt outstanding under our Credit Facility and the Wallen Note. The Credit Facility matures on July 1, 2012 and bears interest at the prime rate plus 2.0% and the Wallen Note matures on September 30, 2012 and bears interest at the prime rate plus 1%. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at March 31, 2012, a 100 basis point change in interest rates would change our annual interest expense by approximately $370,000. We had no interest rate derivatives during the third quarter of fiscal 2012.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On May 18, 2011, EXCO and BG informed the Company that they do not intend to honor the balance of the Drilling Credits, which was approximately $18 million at that time. This dispute was submitted to binding arbitration during the week of January 9, 2012 and a ruling was issued on March 9, 2012.

In addition to dismissing all claims of EXCO and BG with prejudice, the Arbitrators’ Award provides the following:

•                  EXCO/BG shall place the Company in “consent” status on wells drilled by EXCO/BG through March 9, 2012, and pay the Company the proceeds to which it is entitled;

•                  EXCO/BG shall apply the Drilling Credits to wells drilled by EXCO/BG through March 9, 2012;

•                  The remaining Drilling Credits are accelerated and immediately due and payable to the Company; and

•                  The Company is awarded attorneys’ fees, costs and interest.

The Company has filed a motion to have the Arbitrators’ Award confirmed, and EXCO/BG have filed a motion to have the Arbitrators’ Award vacated.  A hearing in the 298th Judicial District Court of Dallas County, Texas is scheduled for May 25, 2012 to rule on these motions.

Item 1A. Risk Factors

There have been material changes in the risk factors applicable to us from those disclosed in our Annual Report on Form 10-K for fiscal year ended June 30, 2011.

Servicing our debt requires a significant amount of cash, and we will not have sufficient cash flow from our business to pay our substantial debt as it comes due.

Our debt to Wells Fargo, with a principal amount of $35,000,000, is due on July 1, 2012, and the Wallen Note, with a principle amount of $2,000,000, is due September 30, 2012, and both are classified as current debt.  As of March 31, 2012, we had a working capital deficit of $33,162,110. This level of negative working capital creates two concerns. One, it creates substantial doubt as to our ability to pay our obligations as they come due and remain a ‘going concern’.  Secondly, it might prevent us from regaining compliance with the NYSE-Amex continued listing standards, and cause us to face potential delisting. We are negotiating with Wells Fargo and Mr. Wallen to extend the maturity dates of our Credit Agreement and the Wallen Note.  There can be no assurance that the Company will be able to negotiate such extensions.

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

On December 27, 2011 and February 24, 2012, the Company received letters from NYSE Amex LLC (the “Exchange”) stating that the Company is not in compliance with Section 1003(a)(i) of the Exchange’s Company Guide because the Company has stockholders’ equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of its three most recent fiscal years, Section 1003(a)(ii) of the Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years, and Section 1003(a)(iii) of the Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in its five most recent fiscal years. Subsequent to the initial letter from the Exchange, the Company submitted its plan of compliance detailing how the Company intends to regain compliance with those requirements.

On March 2, 2012, the Exchange notified the Company that the Exchange has accepted the compliance plan, and granted the Company an extension until June 27, 2013 to evidence its compliance with the foregoing listing standards.

Included in the March 2, 2012 letter from the Exchange was a notice that, based on a further review of the Company’s quarterly report on Form 10-Q for the period ended December 31, 2011, the Company is not in compliance with Section 1003(a)(iv) of the Company Guide in that the Exchange believes that the Company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. The Company is not required to submit an additional plan of compliance in response to the additional deficiency identified in the Exchange’s letter of March 2, 2012, because the accepted plan effectively addresses how the Company intends to regain compliance with Section 1003(a)(iv). The Company was granted an extension to regain compliance with Section 1003(a)(iv) until July 31, 2012.

The Company will be subject to periodic review by the Exchange during the extension periods. If the Company does not make progress consistent with the plan, or the Company is not in compliance with the applicable continued listing standards by the respective dates set forth above, the Company is subject to delisting proceedings. The Company would be entitled to appeal a determination by the Exchange to initiate delisting proceedings.

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

CUBIC ENERGY, INC.
(Registrant)

Date: May 15, 2012	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: May 15, 2012	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)