Form 10-K
period 2012-06-30
CUBIC ENERGY INC
filed 2012-09-28
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

COMMISSION FILE NUMBER 001-34144

CUBIC ENERGY, INC.

(Exact Name of Registrant as Specified in its Charter)

TEXAS	87-0352095
(State of Incorporation)	(I.R.S. Employer Identification No.)

9870 PLANO ROAD, DALLAS, TEXAS 75238

(Address of Principal Executive Offices)

972-686-0369

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.05 par value	NYSE MKT, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the common stock, par value $0.05 per share, held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked prices of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of December 31, 2011 the aggregate market value held by non-affiliates was $21,486,217.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of September 10, 2012, there were 77,215,908 shares of common stock outstanding.

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

ii

CUBIC ENERGY, INC.

iii

PART I

Item 1.    Business.

GENERAL

Cubic Energy, Inc. (referred to as “Cubic”, “we”, “our”, “us” or the “Company”) is an independent energy company engaged in the development and production of, and exploration for, crude oil, natural gas and natural gas liquids. Our oil and gas assets are concentrated in Texas and Louisiana. At June 30, 2012, our total proved reserves were 33,787,203 Mcfe.

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

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital (“Wells Fargo”) providing for a revolving credit facility of $20,000,000 and a convertible term loan of $5,000,000 (the “Credit Facility”). In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an original exercise price of $1.00 per share. The revolving note is subject to a borrowing base (the “Borrowing Base”), initially set at $4,000,000. On July 27, 2007, Wells Fargo increased the Borrowing Base to $6,600,000 in order to fund the drilling and casing costs of two new wells in the Company’s Johnson Branch acreage in Caddo Parish, Louisiana. On September 7, 2007, Wells Fargo increased the Borrowing Base to $8,600,000 in order to fund the remaining drilling and casing costs of five wells drilled since the beginning of fiscal 2008, the drilling and casing costs of two new wells, and the costs of installing a gathering/sales line and associated equipment in the Company’s Johnson Branch acreage. On November 19, 2007, Wells Fargo increased the Borrowing Base to $14,500,000 in order to fund the completion costs and casing of eight wells already successfully drilled and the drilling of four additional wells located in the Company’s Johnson Branch acreage. On May 8, 2008, Wells Fargo increased the Borrowing Base to $20,000,000 in order to fund the completion costs and casing of the four wells located in the Company’s Johnson Branch acreage (including two vertical wells drilled into the Bossier/Haynesville shales) and the drilling of two additional wells located in the Company’s Bethany Longstreet acreage in Caddo and DeSoto Parishes. On December 18, 2009, the Company entered into a Second Amendment to Credit Agreement with Wells Fargo, providing for a revolving credit facility of up to $40,000,000 subject to Borrowing Base limits and a convertible term loan of $5,000,000 (the “Amended Credit Agreement”). The Borrowing Base under the revolving credit facility was initially established at $25,000,000. The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, was originally scheduled to mature on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Amended Credit Agreement, the Company issued to Wells Fargo additional warrants, expiring on December 1, 2014, for the purchase of up to 5,000,000 shares of Company common stock at an exercise price of $1.00 per share, and extended the expiration date of the warrants to purchase 2,500,000 shares of Company common stock that were previously issued to Wells Fargo to December 1, 2014.

The terms of the Amended Credit Agreement, among other things, prohibit the Company from merging with another company or paying cash dividends, and limit additional indebtedness, sales of certain assets and investments. Upon the repayment in full of the indebtedness under the Amended Credit Agreement, and with respect to certain properties, upon the occurrence of the conditions set forth in Section 2.14 of the Amended Credit Agreement, the Company agreed to convey a net profits interest to Wells Fargo in an amount equal to 5% of Cubic’s net interest in certain of its Louisiana properties.

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

On December 18, 2009, the Company issued a subordinated promissory note payable to Mr. Wallen, in the principal amount of $2,000,000 (the “Wallen Note”). This note bears interest at the prime rate plus one percent (1%), and originally provided for interest payable monthly. The outstanding principal balance was originally due and payable on September 30, 2012 and is subordinated to the indebtedness under the Amended Credit Agreement. The proceeds of the Wallen Note were used to repay a previously outstanding promissory note.

On September 12, 2012, we received an extension until January 1, 2013, as to the due date of the Wallen Note. In the extension, monthly interest payments will cease immediately and will be accrued and due along with the $2,000,000 principal on January 1, 2013.

In August 2010, we increased the revolver by $5,000,000 from $25,000,000 and our Borrowing Base and borrowings under the revolving credit facility to $30,000,000. As of June 30, 2012, the revolver had $30 million outstanding.

In June 2012, we received an extension until December 31, 2012, as to the due date of our Wells Fargo debt. In the extension, the borrowing base under our revolving credit facility with Wells Fargo will be reduced by seventy-five percent (75%) of the total amount of cash or other readily available funds  we receive as part of the arbitration involving EXCO and BG, described elsewhere herein.

As of June 30, 2012, the Company used the Drilling Credits to fund $21,435,551 of its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company which are now operated by third parties. As of June 30, 2012 a total of $9,517,258 of the Drilling Credits remained. The counterparties (EXCO and BG) on the Drilling Credits have asserted certain offsets against their obligations under the Drilling Credits and on September 12, 2012, we received a final judgment for the arbitration award of approximately $12,800,000. For additional information, see below under “Risk Factors”, “Legal Proceedings”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

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

We are currently focusing our domestic exploration activities to develop our undeveloped leasehold opportunities in Louisiana. Currently we have exploration opportunities and seek to acquire additional leasehold interests in Caddo and DeSoto Parishes in Louisiana.  These areas are a part of geologic studies utilizing regional trend surface analysis, 2-D and 3-D seismic data and/or vast sub-surface control. Prospects have been developed from approximately 4,000 to 12,000 feet in depth in the following reservoirs: Bossier/Haynesville shales; Cotton Valley; Hosston; Gloyd; Pettet; Glen Rose and Paluxy. We also retained Wells Fargo Securities LLC, to explore strategic alternatives on behalf of the Company and its shareholders.

PRINCIPAL OIL AND GAS PROPERTIES

The following table summarizes certain information with respect to our principal areas of operation at June 30, 2012:

		Natural		Total Gas	Estimated
	Oil	Gas Liquids	Gas	Equivalent	Future Net	10%
Category	(Bbls)	(Gals)	(Mcf)	(Mcfe)	Cash Flows	Discount
Proved Producing	443	1,470	3,982,265	3,985,203	$6,827,246	$5,504,209
Proved Non-Producing	—	—	—	—	—	—
Proved Developed Reserves	443	1,470	3,982,265	3,985,203	$6,827,246	$5,504,209
Proved Undeveloped	427,190	55,168,290	19,357,720	29,802,000	62,895,890	$24,472,000
Total Proved Reserves	427,633	55,169,760	23,339,985	33,787,203	$69,723,136	$29,976,209

Our Texas properties are situated in Eastland and Callahan Counties and represent an immaterial amount of reserves and are excluded from our SEC reserve report. Our Louisiana properties are situated in Caddo Parish and in DeSoto Parish. At June 30, 2012, the Louisiana properties contained substantially all of our proved reserves, a situation that is expected to continue, unless we are able to execute on our strategy to acquire additional oil and gas properties. The Texas properties consist primarily of wells acquired by the Company in several transactions between 1991 and 2002 and through overriding royalty interests reserved in farm-out agreements in 1998 and 1999. The vast majority of the Louisiana properties were acquired on or about October 1, 2004, January 11, 2005 and February 6, 2006.

Our net production for the fiscal year ended June 30, 2012 for all of the Company’s wells averaged approximately 6,149 Mcf of natural gas per day, 3 barrels of oil per day and 147 gallons of natural gas liquids per day as compared to approximately 4,058 Mcf of natural gas per day, 4 barrels of oil per day and 145 gallons of natural gas liquids per day in the fiscal year ended June 30, 2011.

RECENT DEVELOPMENTS

Indigo Minerals has drilled and completed a well in Section 14-T15N-R15W, the AIRS 14H, and has drilled but not completed a second well in 14-T15N-R15W, the Walton 14H, both of which are in the Cotton Valley formation in which the Company has interests.

Chesapeake did not drill or complete any new wells during fiscal 2012.

EXCO drilled and completed 2 wells during fiscal 2012, the McDonnell 8 H-1 in Section 8-T15N-R15W and the Rye 34 H-1 in Section 34-T16N-R15W, both of which are located in the Johnson Branch field.

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

MARKETING OF PRODUCTION

Crude Oil and Natural Gas

Our production consists mainly of natural gas. During fiscal 2012, we marketed our production of natural gas that was produced from wells operated by our affiliate Fossil Operating (“Fossil”), an entity controlled by our President and Chief Executive Officer, Calvin A. Wallen III, to three purchasers: (i) in Texas, Enbridge G & P, LP, and (ii) in Louisiana, EROC Gathering Company, LP and Atmos Energy Marketing, LLC (“Atmos Energy”). We sell our affiliate-operated crude oil and condensate (“NGL”) production at or near the well-site; although in some cases it is gathered by us or others and delivered to a central point of sale. Our crude oil and condensate production is transported by truck or by pipeline and is marketed by Transoil Marketing, Inc. (“Transoil”), Eastex Crude Company (“Eastex”), and Martin Gas Sales (“Martin”). During fiscal 2012, all of our production was generated by Fossil and seven third-party operators: Chesapeake, Indigo Minerals, EXCO, El Paso, BG, Petrohawk and Goodrich. Pursuant to the terms of our operating agreements, these third-party operators have the right to market our production from wells operating by them.  Of these third-party producers, our total revenues during fiscal 2012 were generated as follows: EXCO — 82%, Chesapeake - 7% and Goodrich - 5%, with others producing 6%.  Purchases by Atmos Energy through Fossil totaled 2% of our total revenues. We do not have any gas marketing agreements, commitments or contracts; we sell our crude oil, NGL and natural gas at the prevailing market prices. We have not engaged in crude oil hedging or trading activities. The majority of our production and our revenue is now generated by wells drilled and operated by non-affiliated third-party operators.

We believe we would be able to locate alternate purchasers in the event of the loss of any of these purchasers, and that any such loss would not have a material adverse effect on our financial condition or results of operations. Revenue totaled $6,939,999 for fiscal 2012 primarily from the sale of natural gas. Natural gas totaled $6,752,149 and represented 97.3%, oil totaled $102,592 and represented 1.5% and NGL totaled $85,258 and represented 1.2% of our total oil and gas revenues, respectively for fiscal 2012.

Price Considerations

Natural gas and natural gas liquids prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMbtu for natural gas delivered at Henry Hub, Louisiana established on the

NYMEX (“NYMEX-Henry Hub”). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2012 was $3.01 as compared to $4.00 in fiscal 2011. The average NGL price per gallon received by us in fiscal 2012 was $1.59 compared to $1.60 in fiscal 2011. Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil (“NYMEX-WTI”). The average crude oil price per barrel received by us in fiscal 2012 was $93.25 as compared to $83.13 in fiscal 2011.

OIL AND GAS RESERVES

The following tables set forth our proved developed and proved undeveloped reserves at June 30, 2012, the estimated future net cash flows from such proved reserves and the Standardized Measure of Discounted Future Net Cash Flows attributable to our proved reserves at June 30, 2012, 2011 and 2010:

	At June 30,
	2012	2011	2010
Proved Developed Reserves:
Oil (Bbl)	443	1,199	1,166
Natural Gas Liquids (Bbl)	1,470	—	—
Gas (Mcf)	3,982,265	6,634,236	2,666,610
Mcfe	3,985,203	6,641,429	2,673,606
Estimated future net cash flows (before income tax)	$6,827,246	$23,523,649	$9,632,270
Standardized Measure (1)	$5,504,209	$18,418,254	$7,924,620

Proved Undeveloped Reserves:
Oil (Bbl)	427,190	—	7,481
Natural Gas Liquids (Bbl)	55,168,290	—	—
Gas (Mcf)	19,357,720	51,057,850	26,490,670
Mcfe	29,802,000	51,057,850	26,535,556
Estimated future net cash flows (before income tax)	$62,895,890	$63,411,720	$81,104,850
Standardized Measure (1)	$24,472,000	$28,492,490	$56,832,670

Total Proved Reserves:
Oil (Bbl)	427,633	1,199	8,647
Natural Gas Liquids (Bbl)	55,169,760	—	—
Gas (Mcf)	23,339,985	57,692,086	29,157,280
Mcfe	33,787,203	57,699,279	29,209,160
Estimated future net cash flows (before income tax)	$69,723,136	$86,935,369	$90,737,120
Standardized Measure (1)	$29,976,209	$46,910,744	$64,757,290

Average price used to calculate reserves:
Oil (per Bbl)	$96.59	$87.24	$70.08
Natural Gas Liquids (per Bbl)	$1.13	$1.57	$1.25
Gas (per Mcf)	$3.25	$4.53	$5.08

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

During fiscal 2012, we incurred total expenditures of $9.6 million relating to development and exploration activities. All reserve information is calculated on our acreage in West Texas and Northwest Louisiana.

The information set forth in this Annual Report relating to our proved reserves, estimated future net cash flows and present values is taken from reports prepared by NPC Engineering Group, LLC (“NPC-ENG”) for the fiscal year 2012, an independent petroleum engineering firm. This information for fiscal 2011 and 2010 was provided by Cambrian Consultants America, Inc., d/b/a RPS (“RPS”), also an independent petroleum engineering firm. The reservoir engineer at NPC-ENG, and previously RPS, who oversaw the preparation of the reserve estimates for both firms has a Master’s of Science Degree in Geology, is certified by the State of Texas Professional Geologists as a Licensed Geologist and has thirty-two years of experience in the upstream oil and gas industry. The estimates of these independent petroleum engineering firms were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. Information with respect to our reserves in Texas as of June 30, 2012, 2011 and 2010 was prepared in-house, was not reviewed by an independent engineering firm, and due to the immaterial size was not reported in Cubic’s reserve report for the period ended June 30, 2012, 2011 and 2010. Cubic’s internal geologist reviews all data that is provided to its independent petroleum engineers for the reserve reports. He has a Master’s of Science Degree in Geology, is an American Association of Petroleum Geologists’ Certified Petroleum Geologist and has twenty-eight years of experience in the upstream oil and gas industry.  He also reviews and approves the reports from our independent petroleum engineers. In accordance with guidelines of the SEC, our estimates of proved reserves and the future net revenues from which present values are derived are made using an average price mechanism based on the first day of each of the last twelve months and a differential based on amount per Mcf received, by the Company. Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net cash flows, but such costs do not include debt service or general and administrative expenses.

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

All reports were in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. The technical persons responsible for preparing the reserve estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Our policies and practices regarding internal control over the estimating of reserves are structured to objectively and accurately estimate our oil and natural gas reserves quantities and present values in compliance with the SEC’s regulations and U.S. Generally Accepted Accounting Principles. We maintain an internal staff of petroleum engineers and geosciences professionals who work closely with our independent petroleum consultant to ensure the integrity, accuracy and timeliness of data furnished to our independent petroleum consultant in its reserves estimation process. Inputs to our reserves estimation process are based on historical results for production history, oil and natural gas prices, lease operating expenses, development costs, ownership interest and other required data. Our technical team meets regularly with representatives of our independent petroleum consultants to review properties and discuss methods and assumptions used in our independent petroleum consultant’s preparation of the year-end reserves estimates. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, our senior management reviews and approves our independent petroleum engineer’s reserve report and any internally estimated significant changes to our proved reserves on a timely basis.

Costs Incurred

The following table shows certain information regarding the costs incurred by us in our property acquisition, development and exploratory activities during the periods indicated.

	Year Ended June 30,
	2012	2011	2010
Property acquisition costs	$109,076	$448,432	$1,777,848
Exploratory costs	—	—	—
Development costs	8,224,013	10,175,986	6,988,115
Total	$8,333,089	$10,624,418	$8,765,963

Drilling Results

We drilled or participated in the drilling of wells as set out in the table below for the periods indicated. The table was completed based upon the date drilling was completed. We did not acquire any wells during these periods. You should not consider the results of prior drilling activities as necessarily indicative of future performance, nor should you assume that there is necessarily any correlation between the number of productive wells drilled and the oil and natural gas reserves generated by those wells.

	Year Ended June 30,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	1	—	7	1.51	10	1.07
Dry	—	—	—	—	—	—
Total development	1	—	7	1.51	10	1.07
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total exploratory	—	—	—	—	—	—
Total wells:
Productive	1	—	7	1.51	10	1.07
Dry	—	—	—	—	—	—
Total wells	1	—	7	1.51	10	1.07

NET PRODUCTION, SALES PRICES AND COSTS

The following table presents certain information with respect to production, prices and costs attributable to all oil and gas property interests owned by us for the fiscal years ended June 30, 2012, 2011 and 2010:

	Year Ended June 30,
	2012	2011	2010
Production Volumes:
Oil (Bbl)	1,100	1,444	1,364
Natural gas liquids (gallons)	53,623	53,008	38,411
Natural gas (Mcf)	2,244,315	1,481,430	792,433
Total oil, natural gas liquids, and natural gas (Mcfe)	2,258,577	1,497,666	806,102
Weighted Average Sales Prices:
Oil (per Bbl)	$93.25	$83.13	$73.18
Natural gas liquids (per gallon)	$1.59	$1.60	$1.27
Natural gas (per Mcf)	$3.01	$4.00	$4.21
Selected Expenses per Mcfe:
Production costs	$0.43	$0.60	$1.27
Workover expenses (non-recurring)	$0.07	$0.01	$0.05
Severance taxes	$(0.06)	$0.07	$0.15
Other revenue deductions	$0.43	$0.56	$0.65
Total lease operating expenses	$0.87	$1.24	$2.13
General and administrative expenses	$1.58	$2.11	$2.95
Depreciation, depletion and amortization	$2.70	$2.48	$1.41

PRODUCTIVE WELLS AND ACREAGE

Productive Wells

The following table sets forth our productive wells at June 30, 2012:

Oil		Gas		Total
Gross	Net	Gross	Net	Gross	Net
—	—	60	13.52	60	13.52

We have no oil wells at this time. The oil we produce is a by-product of our gas wells.

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage at June 30, 2012. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

Undeveloped		Developed		TOTAL
Gross	Net	Gross	Net	Gross	Net
—	—	13,123	5,100	13,123	5,100

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

EMPLOYEES

At September 10, 2012, the Company had eight (8) employees, seven (7) full-time and one (1) part-time. We regularly use independent consultants and contractors to perform various professional services, including well-site supervision, design, construction, permitting and environmental assessment. We use independent contractors to perform field and on-site production operation services.

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

At various times, we have experienced temporary or prolonged shortages or unavailability of drilling rigs, drill pipe and other material used in oil and gas drilling and completing. Such unavailability could result in increased costs, delays in timing of anticipated development or cause interests in undeveloped oil and natural gas leases to lapse.

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

Our board of directors has authorized us to explore strategic alternatives. Our strategic alternatives process may have an adverse impact on our business.

On May 14, 2012, we announced the commencement of a formal process to explore strategic alternatives, including the engagement of Wells Fargo Securities, LLC (“WFS”) to act as our advisor, which could result in, among other things, a merger, consolidation, business combination or a disposition of a substantial portion of our assets.  In connection with this process, we expect to incur substantial expenses associated with identifying and evaluating potential transactions. The process of exploring strategic alternatives may be disruptive to our business operations. If we are unable to effectively manage the process and successfully consummate any resulting agreement or transaction, our business, financial condition and results of operations could be materially and adversely affected. In addition, perceived uncertainties as to our future may result in the loss of potential business opportunities and may make it more difficult for us to obtain financing and to attract and retain qualified personnel and business partners.

The process to pursue strategic alternatives may not result in a transaction, and may not resolve our significant short-term liquidity needs.

While we commenced a formal process to pursue strategic alternatives, there can be no assurance that the process will result in any transaction, or that, even if a transaction is consummated that it will resolve our significant short-term liquidity issues. Even if a potential transaction is announced, no assurances can be given that such potential transaction will have a positive effect on our stock price.  Additionally, if a transaction is announced but is not consummated, our stock price may be adversely affected.  Restructuring, refinancing or extending the payment date of our indebtedness likely will be necessary. We are continuing to discuss potential transactions with third parties and expect to engage in further discussions with our lenders regarding extensions of the repayment dates of our indebtedness.  There can be no assurance that these discussions will lead to a definitive agreement on acceptable terms, or at all, with any party. Any transaction could be highly dilutive to existing stockholders. If we are unsuccessful in consummating a transaction or transactions that address our liquidity issues, we could be required to seek protection under the U.S. Bankruptcy Code.

Fluctuations in oil and natural gas prices, which have been volatile at times, may adversely affect our revenues as well as our ability to maintain or increase our borrowing capacity, repay current or future indebtedness and obtain additional capital.

Our future financial condition, access to capital, cash flows and results of operations depend upon the prices we receive for our oil and natural gas. We are particularly dependent on prices for natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Factors that affect the prices we receive for our oil and natural gas include:

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

In the past, prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue. During fiscal 2012, the Henry Hub spot price for natural gas fluctuated from a high of $4.64 per Mcf to a low of $1.82 per Mcf, while the NYMEX West Texas Intermediate crude oil price ranged from a high of $109.39 per Bbl to a low of $75.40 per Bbl.

Our revenues, cash flow and profitability and our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital depend substantially upon oil and natural gas prices.

Our arbitration with EXCO Operating Company, LP (“EXCO”) and BG US Production Company, LLC (“BG”) with respect to the Drilling Credits resulted in an award and final judgment in our favor.  If we are not able to collect the amounts owed to us on a timely basis, we will need to find alternatives to resolve our short-term liquidity issues.

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

On May 18, 2011, EXCO and BG informed us that they did not intend to honor the balance of the Drilling Credits, which was approximately $18 million at that time. This dispute was submitted to binding arbitration during the week of January 9, 2012 and a ruling was issued on March 9, 2012.

In addition to dismissing all claims of EXCO and BG with prejudice, the arbitrators’ ruling provides the following:

•                  EXCO and BG shall place us in “consent” status on wells drilled by EXCO and BG through March 9, 2012, and pay us the proceeds to which we are entitled;

•                  EXCO and BG shall apply the Drilling Credits to wells drilled by EXCO and BG through March 9, 2012;

•                  The remaining Drilling Credits are accelerated and immediately due and payable to us; and

•                  We are awarded attorneys’ fees, costs and interest.

On June 13, 2012, the Judge for the 298th Judicial District Court in Dallas County, Texas (the “Court”) entered an Order Confirming this Arbitration Award, and asked the arbitrators to determine the amount of attorneys’ fees owed to us.  On July 27, 2012, the arbitrators issued their Award of Attorney Fees and Costs by Arbitration Panel in the amount of approximately $12,800,000, which includes $9,750,000 in dollars accelerated as due based on outstanding drilling credits, $250,000 in interest, $1,100,000 of attorney’s fees, and $1,700,000 of past-due revenue. On September 12, 2012, the Court entered a final judgment in our favor against EXCO and BG providing for the foregoing. If EXCO and BG appeal the final judgment or if we are not able to collect the amounts owed to us on a timely basis, we will need to find alternatives to resolve our short-term liquidity issues.

Servicing our debt requires a significant amount of cash, and we will not have sufficient cash flow from our business to pay our substantial debt as it comes due.

Our debt to Wells Fargo, with a principal amount of $35,000,000, is currently due on December 31, 2012, and the Wallen Note, with a principle amount of $2,000,000, is due January 1, 2013, and both are classified as current debt.  As of June 30, 2012, we had a working capital deficit of $35,768,341. This level of negative working capital creates two concerns. One, it creates substantial doubt as to our ability to pay our obligations as they come due and remain a “going concern”.  Secondly, it might prevent us from regaining compliance with the NYSE-MKT (formerly known as the NYSE-Amex) continued listing standards, and cause us to face potential delisting.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our ability to collect amounts owed to us by EXCO and BG, and to obtain additional debt and/or equity financing, which is subject to economic and financial factors beyond our control. Our business will not generate cash flow from operations sufficient to pay our obligations to Wells Fargo and under the Wallen Note. We will be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition in the immediate future, as well as the value of our properties. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt and have an adverse effect on the market price of our common stock.

We may not be able to secure additional funds to make the required payments to Wells Fargo. If we are not successful, Wells Fargo may pursue all remedies available to it under the terms of the Credit Facility including but not limited to foreclosure on our assets. If that were to occur, our shareholders might lose their entire investment.

We are not in compliance with the continued listing requirements of the NYSE-MKT, formerly known as the NYSE-Amex (the “Exchange”). Failure to regain compliance would result in decreased liquidity for our common stock and make future offerings of securities more difficult.

We are not in compliance with Section 1003(a)(i) of the Exchange’s Company Guide because we have stockholders’ equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of our three most recent fiscal years, Section 1003(a)(ii) of the Company Guide because we have stockholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of our four most recent fiscal years, and Section 1003(a)(iii) of the Company Guide because we have stockholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a plan of compliance detailing how we intend to regain compliance with those requirements, and the Exchange has granted us an extension until June 27, 2013 to evidence our compliance with the foregoing listing standards.

In addition, we are not in compliance with Section 1003(a)(iv) of the Company Guide because the Exchange believes that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether we will be able to continue operations and/or meet our obligations as they mature. We were granted an extension to regain compliance with Section 1003(a)(iv) until July 31, 2012, which was subsequently extended to December 31, 2012.

We will be subject to periodic review by the Exchange during the extension periods. If we do not make progress consistent with the plan, or we are not in compliance with the applicable continued listing standards by the respective dates set forth above, we are subject to delisting proceedings. We would be entitled to appeal a determination by the Exchange to initiate delisting proceedings. Failure to regain compliance and/or a delisting of our common stock would result in decreased liquidity for our common stock and would make future offerings of common stock, or securities convertible into common stock, more difficult.

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

Our operations are also subject to all of the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, down hole fires, mechanical failures, blowouts, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. We participate in insurance coverage maintained by the operators of our wells, although there can be no assurances that such coverage will be sufficient to prevent a material adverse effect to us if any of the foregoing events occur.

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

We incurred losses available to common shareholders of $13,364,871 and $11,149,991 for the fiscal years ended June 30, 2012 and 2011, respectively. Our accumulated deficit as of June 30, 2012 was $78,905,548. Historically, we have funded our operating losses, acquisitions and drilling costs primarily through a combination of private offerings of convertible debt, senior secured debt, and equity securities.  By December 31, 2012, we must repay or refinance all amounts payable to Wells Fargo under the Credit Agreement, and thereafter, all amounts under the Wallen Note.  Our success in obtaining the necessary capital resources to fund the repayment under the Credit Agreement and the Wallen Note as well as future costs associated with our operations and drilling plans is dependent upon our ability to: (i) increase revenues through acquisitions and recovery of our proved producing and proved developed non-producing oil and gas reserves; (ii) maintain effective cost controls at the corporate administrative office and in field operations; and (iii) obtain additional financing. However, even if we achieve some success with our plans, there can be no assurance that we will be able to generate sufficient revenues to achieve significant profitable operations or to fund our drilling plans.

We have substantial capital requirements necessary for undeveloped properties for which we may not be able to obtain adequate financing.

The majority of our oil and gas reserves are undeveloped. At June 30, 2012, we had proved undeveloped reserves of 29,802 MMcfe, which represent approximately 99% of our total proved reserves of 33,787 MMcfe. Recovery of our future undeveloped reserves will require significant capital expenditures to further develop these reserves during fiscal 2013 and for the foreseeable future. No assurance can be given that our financing sources will be sufficient to fund our costs for third-party operators’ development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any failure to see increases in natural gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

As of June 30, 2012, we had a Drilling Credit balance of $9,715,259 with EXCO and BG to fund the drilling and completion of Company acreage being operated by EXCO or BG.  As described above, a final judgment was entered ordering EXCO and BG, among other things, to pay us the remaining amount of the Drilling Credits.  Even if we are able to collect the balance of the Drilling Credits from EXCO and BG, we are required to pay 75% of the amount collected to Wells Fargo to pay down the amounts owed under the Credit Agreement.  It is expected that we will be required to expend significant monies in the near term in order to participate in the drilling and completion of wells operated by our drilling operators.  Therefore, regardless of the collection of the balance of the Drilling Credits, we will need to obtain additional capital in order to fund our share of drilling and completion costs.

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

The present value of future net reserves discounted at 10% (the “PV-10”) of proved reserves referred to in this report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are based on an average price of the first day of each month of the last 12 months and a differential of the price per Mcf received by us, and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, our reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors. See “Item 1. Business — Oil and Gas Reserves.”

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

As of June 30, 2012, third parties operate wells that represent almost all of our proved reserves. As a result, the success and timing of our drilling and development activities on those properties depend upon a number of factors outside of our control, including:

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

As of September 10, 2012, our executive officers, directors and their affiliates and certain 5% stockholders hold approximately 50.7% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such stockholders have the ability to exert significant influence or control over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring stockholder approval. This concentration of voting power may delay or prevent a potential change in control.

Certain of our affiliates have engaged in business transactions with us, which may result in conflicts of interest.

Certain officers, directors and related parties, including entities controlled by Mr. Wallen, our President, Chairman of the Board and Chief Executive Officer, have engaged in business transactions with us which were not the result of arm’s length negotiations between independent parties. Our management believes that the terms of these transactions were as favorable to us as those that could have been obtained from unaffiliated parties under similar circumstances. All future transactions between us and our affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the independent members of our Board of Directors.

The liquidity, market price and volume of our stock are volatile.

Our common stock is traded on the Exchange. The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, if our common stock does not continue to trade on the Exchange or another suitable trading market. The Exchange maintains certain minimum continued listing standards, and currently we are not in compliance with these standards.  If we are not able to regain compliance with the continued listing standards, or qualify for an exemption to such standards, then we could be subject to de-listing.

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

We do not intend to declare cash dividends on our common stock in the foreseeable future.

Our Board of Directors presently intends to retain all of our earnings, if any, for the repayment of debt, the payment of dividends on our preferred stock and the expansion of our business. We therefore do not anticipate the distribution of cash dividends on our common stock in the foreseeable future. Any future decision of our Board of Directors to pay cash dividends on our common stock will depend, among other factors, upon our earnings, financial position and cash requirements.

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, which we collectively refer to as “Section 404,” require us to evaluate our internal controls over financial reporting to allow management to report on those internal controls as of the end of each year. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

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

At June 30, 2012, we believe that our leaseholds for all of our net acreage were being kept in force by virtue of production in paying quantities.  The majority of our acreage is in Northwest Louisiana, and the legal climate in Northwest Louisiana has become increasingly hostile and litigious towards oil and gas companies.  Many mineral owners are seeking opportunities to make additional money from their minerals rights, including pursuit of claims of lease expiration by asserting that production does not exists in paying quantities. We are a defendant in a lawsuit brought by a mineral owner alleging, among other things, that all or part of our mineral lease lapsed.  If the outcome of this lawsuit were to be determined entirely in favor of the mineral owner, our total acreage position could decrease by a maximum of 17%.  We are vigorously defending our position in this lawsuit.

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

Passage of legislation or regulations that regulate or restrict emissions of GHG, or GHG-related litigation instituted against us, could result in direct costs to us and could also result in changes to the consumption and demand for natural gas and carbon dioxide produced from our oil and natural gas properties, any of which could have a material adverse effect on our business, financial position, results of operations and prospects.

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

On June 13, 2012, the Judge for the 298th Judicial District Court in Dallas County, Texas (the “Court”) entered an Order Confirming this Arbitration Award, and asked the Arbitrators to determine the amount of attorney fees owed to the Company. On July 27, 2012, the Arbitrators issued their Award of Attorney Fees and Costs by Arbitration Panel. On September 12, 2012, the Court entered a final judgment in favor of the Company and against EXCO and BG in the amount of approximately $12,800,000 which includes $9,750,000 in dollars accelerated as due based on outstanding drilling credits, $250,000 in interest, $1,100,000 of attorney’s fees, and $1,700,000 of past-due revenue.

EXCO/BG retains a right to appeal this final judgment from September 12, 2012 and retains the right to post a bond to forestall any collection efforts to enforce the final judgment.  Ultimate resolution of the claims supporting the final judgment is thus still pending.

Item 4.  Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Market

The common stock of the Company is traded on the NYSE-MKT under the trading symbol “QBC”. At September 10, 2012, there were 77,215,908 shares of common stock outstanding held by approximately 777 stockholders of record.

Under its Amended and Restated Certificate of Formation, the Company is authorized to issue one class of up to 200,000,000 common shares, par value $0.05 per share, and one class of up to 10,000,000 preferred shares, par value $0.01 per share. As of September 10, 2012, there were 111,295 preferred shares of the Company outstanding.

Common Stock Price Range

The following table shows, for the periods indicated, the range of high and low sales price information for our common stock on the NYSE-MKT. Any market for our common stock should be considered sporadic, illiquid and highly volatile. Our common stock’s trading range during the periods indicated was as follows:

Fiscal Year 2011	High	Low
1st Quarter	$1.04	$0.70
2nd Quarter	$1.05	$0.55
3rd Quarter	$1.19	$0.70
4th Quarter	$0.76	$0.49

Fiscal Year 2012	High	Low
1st Quarter	$0.80	$0.53
2nd Quarter	$0.74	$0.50
3rd Quarter	$0.69	$0.50
4th Quarter	$0.53	$0.27

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the period covered by this Annual Report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

We did not purchase any of our equity securities during the fourth quarter of fiscal 2012.

Stockholder Return Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the five years ended June 30, 2012 with the cumulative total stockholder return of the Russell 2000 Index and a peer group of 14 oil and gas exploration and production companies comprised of us and Abraxas Petroleum Corporation, GMX Resources Inc., Chesapeake Energy Corporation, Goodrich Petroleum Corporation, Northern Oil & Gas Inc., Comstock Resources Inc., EXCO Resources Inc., Penn Virginia Corporation, Quicksilver Resources Inc., Range Resources Corporation, Southwestern Energy Company, Delta Petroleum Corporation, and SM Energy Company (collectively referred to as the “Peer Group Index”). The comparison assumes an investment of $100 on June 30, 2007 in each of our common stock, the Russell 2000 Index and the Peer Group Index.

	6/30/2007	6/30/2008	6/30/2009	6/30/2010	6/30/2011	6/30/2012
Cubic Energy, Inc.	$100.00	$315.04	$81.20	$67.67	$53.38	$31.58
Russell 2000 Index	$100.00	$82.72	$60.97	$72.51	$99.25	$95.78
Peer Group Index	$100.00	$181.17	$65.50	$68.59	$89.84	$64.09

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2012 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

	Number of	Weighted
	securities to be	average	Number of shares
	issued upon	exercise price	of common stock
	exercise of	of outstanding	remaining available
	outstanding	options,	for future issuance
	options, warrants	warrants and	under equity
	and rights	rights	compensation plans
2005 Stock Option Plan approved by shareholders	288,667	$1.20	1,580,805
Equity compensation plans not approved by shareholders	—	$—	—
Total	288,667		1,580,805

Item 6. Selected Financial Data.

The following table presents a summary of our financial information for the periods indicated. It should be read in conjunction with our Financial Statements and related notes (beginning on page F-1 at the end of this report) and other financial information included herein.

	Year ended June 30,
(In thousands, except per share data)	2012	2011	2010	2009	2008
Statements of Operations Data:
Total oil and gas sales revenues	$6,940	$6,133	$3,486	$1,858	$2,302
Costs and expenses:
Oil and gas production, operating and development costs	1,972	1,858	1,845	1,372	1,163
General and administrative expenses	3,572	3,157	2,389	1,940	2,488
Depreciation, depletion and amortization	6,091	3,707	1,148	772	2,152
Impairment loss on oil and gas properties	—	—	—	20,391	—
Total costs and expenses	11,635	8,722	5,382	24,475	5,803
Operating income (loss)	(4,695)	(2,588)	(1,896)	(22,617)	(3,501)
Non-operating income (expense):
Other income, net	3	8	5	34	46
Interest expense, net	(7,730)	(7,649)	(4,714)	(2,045)	(1,580)
Amortization of loan costs	(69)	(60)	(73)	(135)	(94)
Total non-operating income (expense)	(7,796)	(7,701)	(4,783)	(2,146)	(1,628)
Loss on extinguishment of debt, net	—	—	1,748	—	—
Loss from operations before income taxes	(12,491)	(10,289)	(4,931)	(24,763)	(5,129)
Income tax expense (benefit)	—	—	—	—	—
Net income (loss)	$(12,491)	$(10,289)	$(4,931)	$(24,763)	$(5,129)
Dividends on preferred shares	$(874)	$(861)	$(240)	$—	$—
Net loss available to common shareholders	$(13,365)	$(11,150)	$(5,171)	$(24,763)	$(5,129)
Net loss per common share - basic and diluted	$(0.17)	$(0.15)	$(0.08)	$(0.40)	$(0.09)
Weighted average common shares outstanding	77,009	76,049	67,584	61,150	56,974

Statements of Cash Flow Data:
Cash provided by (used in) operating activities	$(395)	$(2,567)	$(682)	$(2,152)	$(1,234)
Cash provided by (used in) investing activities	$(89)	$(1,412)	$(5,736)	$(5,589)	$(15,513)
Cash provided by (used in) financing activities	$(783)	$5,130	$6,738	$5,668	$15,768

Balance Sheet Data (at end of period):
Working capital (deficit)	$(35,768)	$2,320	$(1,436)	$(27,823)	$1,747
Oil and gas properties, and equipment, net	$18,083	$15,840	$8,923	$11,710	$26,858
Total assets	$30,539	$37,057	$38,196	$12,127	$29,491
Long-term liabilities, net of discounts	$—	$31,197	$20,984	$—	$22,971
Total liabilities	$38,708	$32,262	$24,434	$2,815	$23,632
Shareholders’ equity	$(8,169)	$4,795	$13,762	$(16,023)	$5,858

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

Summary Operating, Reserve and Other Data

The following table presents an unaudited summary of certain operating and oil and natural gas reserve data, and non-GAAP financial data for the periods indicated:

	Year ended June 30,
	2012	2011	2010	2009	2008
Operating Data:
Proved Reserves (Bcfe)	33.8	57.7	29.2	21.1	6.6
Production (Mcfe)	2,258,577	1,497,666	806,102	300,712	244,665
Producing wells at end of period, gross	60	58	40	43	32
Producing wells at end of period, net	13.52	13.47	11.81	21.44	18.42
Acreage, gross	13,123	13,239	13,594	14,466	14,711
Acreage, net	5,100	5,149	5,324	6,077	6,151

Production:
Oil (Bbl)	1,100	1,444	1,364	1,681	1,682
Natural gas (Mcf)	2,244,315	1,481,430	792,433	279,516	228,219
Natural gas liquids (gallons)	53,623	53,008	38,411	77,772	44,476
Total oil, gas and liquids (Mcfe)	2,258,577	1,497,666	806,102	300,712	244,665
Average daily (Mcfe)	6,188	4,103	2,208	824	668

Weighted Average Sales Prices:
Oil (per Bbl)	$93.25	$83.13	$73.18	$66.52	$102.15
Natural gas (per Mcf)	$3.01	$4.00	$4.21	$3.72	$9.01
Natural gas liquids (per gallon)	$1.59	$1.60	$1.27	$1.02	$1.66
Natural gas equivalent (per Mcfe)	$3.07	$4.10	$4.32	$6.18	$9.41

Selected Expenses per Mcfe:
Production costs	$0.43	$0.60	$1.27	$3.98	$3.60
Workover expenses (non-recurring)	$0.07	$0.01	$0.05	$0.12	$0.11
Severance taxes	$(0.06)	$0.07	$0.15	$0.20	$0.29
Other revenue deductions	$0.43	$0.56	$0.65	$0.27	$0.75
Total lease operating expenses	$0.87	$1.24	$2.12	$4.57	$4.75
General and administrative expenses:
Non-cash stock-based compensation	$0.10	$0.38	$0.49	$1.28	$5.13
Other general and administrative	$1.48	$1.72	$2.47	$5.17	$5.04
Total general and administrative	$1.58	$2.10	$2.96	$6.45	$10.17
Depreciation, depletion and amortization	$2.70	$2.48	$1.43	$2.55	$8.79

RESULTS OF OPERATIONS

Comparison of Fiscal 2012 to Fiscal 2011

Revenues

OIL AND GAS SALES increased 13% to $6,939,999 for fiscal 2012 from $6,133,299 for fiscal 2011 primarily due to increased gas volumes resulting from 19 Haynesville Shale wells being online for the entire fiscal year, of which eleven are operated by Chesapeake, three are operated by Goodrich and five are operated by EXCO. This increase was mitigated by the average price of natural gas being $3.07 per Mcfe for fiscal 2012, as compared to $4.10 per Mcfe for fiscal 2011.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) increased 6% to $1,972,223 (28% of oil and gas sales) for fiscal 2012 from $1,857,528 (30% of oil and gas sales) for fiscal 2011. This increase was primarily due to a $135,741 increase in workover expenses on existing wells, which was necessitated by the age of the wells.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) increased 13% to $3,572,260 for fiscal 2012 from $3,156,860 in fiscal 2011. This increase of $415,399 was primarily due to increased legal fees of $928,205 incurred primarily in the EXCO and BG arbitration. This increase was somewhat offset by a $286,052 decrease in stock compensation, a franchise tax decrease of $148,471, and overall decreased marketing expenses of $86,087.

DEPRECIATION, DEPLETION AND NON-LOAN RELATED AMORTIZATION (“DD&A”) increased 64% to $6,090,529 in fiscal 2012 from $3,707,255 in fiscal 2011, primarily due to an increase in the depletion percentage rate for fiscal 2012 of 6.27% versus 2.53% for fiscal 2011, which was primarily the result of an approximate 23.2 million Mcf reduction to our reserves. This reduction created a smaller full cost pool and increased the depletion rate accordingly. The depletion rate is a result of a change in beginning reserves, full cost pool to deplete, accumulated depletion and annual production.

INTEREST EXPENSE, INCLUDING AMORTIZATION OF LOAN DISCOUNT increased 1% to $7,729,992 in fiscal 2012 from $7,648,622 in fiscal 2011; we had no increase in debt (before discounts), since August 2010 when it was increased $5,000,000 to a total outstanding balance of $37,000,000 for fiscal 2011 and all of fiscal 2012. The Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $5,803,459 being recorded in fiscal 2012 as compared to $5,740,440 in fiscal 2011. There was no change in the capitalization of interest expense to the full cost pool for oil and gas properties of during fiscal 2012 as compared to a decrease of $5,221 in fiscal 2011.

Comparison of Fiscal 2011 to Fiscal 2010

Revenues

OIL AND GAS SALES increased 76% to $6,133,299 for fiscal 2011 from $3,486,171 for fiscal 2010 primarily due to increased gas volumes resulting from 19 new Haynesville Shale wells, of which eleven are operated by Chesapeake, three are operated by Goodrich and five are operated by EXCO. This increase was mitigated by the average price of natural gas being $4.10 per Mcfe for fiscal 2011 and $4.32 per Mcfe for fiscal 2010.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) increased 1% to $1,857,528 (30% of oil and gas sales) for fiscal 2011 from $1,845,153 (53% of oil and gas sales) for fiscal 2010.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) increased 32% to $3,156,860 for fiscal 2011 from $2,389,073 in fiscal 2010. This increase of $767,787 was primarily due to increased stock compensation of $178,235, franchise tax increase of $159,604, contract landmen increase of $75,888, a one-time legal settlement of $82,500 and overall increased marketing expenses, which includes travel expense increase of $24,610, office supplies increase of $10,888, reserve reports increase of $29,567 and maps and logs increase of $20,355.

DEPRECIATION, DEPLETION AND NON-LOAN RELATED AMORTIZATION (“DD&A”) increased 222% to $3,707,255 in fiscal 2011 from $1,153,065 in fiscal 2010, primarily due to an increase in projected capital costs of $94,022,190 caused by a 20% increase in well costs and an increase in the total number of offset wells allowed per section, which costs were added to the full cost pool, thereby increasing amortization, which is based on the unit-of-production method.

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

On November 24, 2009, the Company entered into transactions with Tauren and Langtry, both of which are entities controlled by Calvin Wallen III, the Chief Executive Officer of the Company, under which the Company acquired $30,952,810 in pre-paid Drilling Credits applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company has used approximately $21,435,551of the Drilling Credits to fund of its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company which are now operated by EXCO and/or BG. As of June 30, 2012, $9,517,258 was the remaining balance of the Drilling Credits.

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

On June 13, 2012, the Judge for the 298th Judicial District Court in Dallas County, Texas (the “Court”) entered an Order Confirming this Arbitration Award, and asked the Arbitrators to determine the amount of attorney fees owed to the Company. On July 27, 2012, the Arbitrators issued their Award of Attorney Fees and Costs by Arbitration Panel. On September 12, 2012, the Court entered a final judgment in favor of the Company and against EXCO and BG in the amount of approximately $12,800,000, which includes $9,750,000 in dollars accelerated as due based on outstanding drilling credits, $250,000 in interest, $1,100,000 of attorney’s fees, and $1,700,000 of past-due revenue.

EXCO/BG retains a right to appeal this final judgment from September 12, 2012 and retains the right to post a bond to forestall any collection efforts to enforce the final judgment.  Ultimate resolution of the claims supporting the final judgment is thus still pending.

Product prices, over which we have no control, have a significant impact on revenues from production and the value of such reserves and thereby on the Company’s borrowing capacity. Within the confines of product pricing, the Company needs to be able to find and develop or acquire oil and gas reserves in a cost effective manner in order to generate sufficient financial resources through internal means to finance its capital expenditure program.

Working Capital and Cash Flow

The Company’s had a working capital deficit of $35,768,341 at June 30, 2012 down from positive working capital of $2,319,620 at June 30, 2011. This decrease was primarily due to the Wells Fargo Credit Agreement and the Wallen Note, both originally long term liabilities totaling $37,000,000, becoming current liabilities.

The Amended Credit Agreement contains material covenants that include, but are not limited to, a right to Borrowing Base redeterminations, which can be made by Wells Fargo at any time. Any redetermination can reduce our revolving credit limit with any excess borrowings being due within 30 days or, at the Company’s option, in five equal monthly installments. As of June 30, 2012, we are in full compliance with the Wells Fargo Credit Agreement.

Operating activities - During the twelve months ended June 30, 2012, the Company used cash flows from operating activities of $395,058 as compared to $2,567,159 in fiscal 2011 and $681,713 in fiscal 2010. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing activities - During the twelve months ended June 30, 2012, the Company used cash flows from investing activities of $88,634 as compared to $1,412,406 in fiscal 2011 and $5,735,839 in fiscal 2010. Cash used in investing activities were for drilling and working interest participation during the three years to develop our assets.

Financing activities - During the twelve months ended June 30, 2012, the Company had cash flows from financing activities of $(783,029) as compared to $5,129,915 in fiscal 2011 and $6,738,400 in fiscal 2010. Cash provided by financing activities for fiscal periods 2011 and 2010 were primarily from borrowings under the credit facility, borrowings from affiliates and issuances of stock. Cash used in 2012 was for payment of cash dividends on preferred stocks. See Note C-Stockholders’ equity and Note E- Long-term debt for further discussion.

Capital Expenditures

The majority of our oil and gas reserves are undeveloped. As such, recovery of the Company’s future undeveloped proved reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures ranging from a minimum of approximately $15,000,000 to a maximum of approximately $35,000,000 will be made to further develop these reserves during fiscal 2013 (from currently available funds, Drilling Credits and projected cash from operating activities). Moreover, additional capital expenditures may be required for exploratory drilling on our undeveloped acreage. The Company may increase its planned activities for fiscal 2013, if the Company acquires oil properties or of natural gas. The Company has little or no control with respect to the timing of EXCO drilling wells and the timing of drilling expenses incurred. Additional capital expenditures may be required for exploratory drilling on our undeveloped acreage.

The Company is considering acquiring leaseholds in additional properties, including properties that are expected to produce primarily oil.  However, the Company cannot give any assurance that any such acquisition will be completed.

No assurance can be given that all or any of these anticipated or possible capital expenditures will be completed as currently anticipated.  We believe that we will need substantive additional financing to continue to meet our obligations and fund our projected capital expenditures for fiscal 2013.  Any acquisition of additional leaseholds would require that we obtain additional capital resources.

Capital Resources

The Company plans to fund its development and exploratory activities through cash on hand, cash provided from operations, and one of, or a combination of, the following potential transactions: an offering of common stock, preferred stock and/or debt; a joint venture with an industry partner in which we would or could farm-out a to-be-determined percentage of our working interests in certain properties; a disposition of assets; or other transactions.

As future cash flows, the availability of borrowings, and the ability to consummate any of the aforementioned potential transactions are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company’s success in developing and producing new reserves, the uncertainty of financial markets and joint venture and merger and acquisition activity, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company’s development and exploration program, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploratory activities. With future strategies to obtain additional financing, funds generated through existing wells and cash on hand, we expect to be able to continue to pay our expenses as they come due.

We negotiated with Wells Fargo an extension of the maturity date of our Credit Agreement, from July 1, 2012 to December 31, 2012. As part of this extension, we are required to repay our revolving credit facility in an amount equal to 75% of our recovery from EXCO and BG. We continue to negotiate a restructuring of our Credit Agreement with Wells Fargo. There can be no assurance that the Company will be able to negotiate such a restructuring of its Credit Agreement.

If we are unable to obtain sufficient capital resources on a timely basis, the Company will curtail its planned development and exploratory activities. If a well is proposed by a third-party operator and the Company does not have a drilling credit or the capital resources to participate in that well, the Company might not receive any revenue generated by that well, while still being required to fulfill the relevant royalty payment obligations to the mineral owner and other royalty holders.  Additionally, because future cash flows and the availability of borrowings are subject to a number of variables, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploration activities.

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

Prior to our December 31, 2009 adoption of Release No. 33-8995, at the end of each quarterly period the unamortized cost of oil and natural gas properties, net of related deferred income taxes, was limited to the full cost ceiling, computed as the sum of the estimated future net revenues from our proved reserves using period-end prices, discounted at 10%, and adjusted for related income tax effects (ceiling test). In the event our capitalized costs exceeded the ceiling limitation at the end of the reporting period, we subsequently evaluated the limitation for price changes occurring after the balance sheet date to assess impairment. Beginning December 31, 2009, Release No. 33-8995 requires that the full cost ceiling be computed as the sum of the estimated future net revenues from proved reserves using the average, first-day-of-the-month price during the previous 12-month period, discounted at 10% and adjusted for related income tax effects. The new rule no longer allows a company to subsequently evaluate the limitation for subsequent price changes. Under full cost accounting rules, any ceiling test write-downs of oil and natural gas properties may not be reversed in subsequent periods.

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

Other Accounting Policies and Recent Accounting Pronouncements

On January 21, 2010, the FASB issued Accounting Standards Update No. 2010-06—Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 requires transfers, and the reasons for the transfers, between Levels 1 and 2 be disclosed, Level 3 reconciliations for fair value measurements using significant unobservable inputs should be presented on a gross basis, the fair value measurement disclosure should be reported for each class of asset and liability, and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring will be required for fair value measurements that fall in either Level 2 or 3. The update was effective for interim and annual reporting periods beginning after December 15, 2009. This update currently will have no impact to our financial position.

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

The effective date of the new accounting and disclosure requirements was for annual reports filed for fiscal years ending on or after December 31, 2009.

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

Other Accounting Policies and Recent Accounting Pronouncements

Please see “Notes to Financial Statements — Note B — Significant accounting policies” elsewhere herein.

Inflation

Although the level of inflation affects certain of the Company’s costs and expenses, inflation did not have a significant effect on the Company’s results of operations during fiscal 2012.

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

Interest Rate Risk

As of June 30, 2012, we had $35,000,000 of debt outstanding under our Fells Fargo Credit Agreement, which matures on December 31, 2012, and $2,000,000 under the Wallen Note, which matures on January 1, 2013. This debt bears interest at the prime rate plus 2.0% for the Credit Facility and prime rate plus 1% for the Wallen Note. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at June 30, 2012, a 100 basis point change in interest rates would change our annual interest expense by approximately $370,000. We had no interest rate derivatives during fiscal 2012.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a—15(f) and 15d—15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2012. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

Subsequent to our evaluation, there were no changes in internal controls or other factors that could materially affect, or are reasonably likely to materially affect, these internal controls. We maintain a system of internal control over financial reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table provides information concerning each of our directors as of September 10, 2012:

			Director
Name	Age	Position(s) Held with Cubic	Since
Calvin A. Wallen, III	57	Chairman of the Board, President and Chief Executive Officer	1997

Jon S. Ross	48	Corporate Secretary and Director	1998

Gene C. Howard	85	Director	1991

Bob L. Clements	69	Director	2004

David B. Brown	49	Director	2010

Paul R. Ferretti	65	Director	2010

CALVIN A. WALLEN, III has served as the President and Chief Executive Officer of the Company since 1997 and as Chairman of the Board of Directors since June 1999.  Mr. Wallen has over 30 years of experience in the oil and gas industry working as a drilling and petroleum engineer.  He was employed by Superior Oil and various other drilling contractors including Resource, Tom Brown and Rowan International.  Mr. Wallen has considerable experience in drilling vertical, high-angle directional and horizontal wells in North and South American oil and gas fields and in the North Sea and Gulf of Mexico.  Mr. Wallen is an active member of the Dallas Geological Society, the American Association of Petroleum Geologists, the American Association of Drilling Engineers, and the Society of Petroleum Engineers.  In 1982, Mr. Wallen began acquiring and developing oil and gas properties, forming a production company that has evolved into Tauren Exploration, Inc.  Mr. Wallen did his undergraduate engineering studies at Texas A&M University.

JON S. ROSS has served as the Secretary and as a director of the Company since April 1998.  Mr. Ross is a practicing attorney in Dallas, Texas representing over fifty business entities within the past nine years.  He has served on several community and non-profit committees and boards and has been asked to speak to corporate and civic leaders on a variety of corporate law topics. Mr. Ross is a director of Oryon Technologies, Inc., a publicly traded company focused on products utilizing electroluminescent lamp technology.  Mr. Ross graduated from St. Mark’s School of Texas with honors in 1982 and graduated from the University of Texas at Austin in 1986 with a B.B.A. in Accounting.  He then graduated from the University of Texas School of Law in 1989 attaining a Juris Doctorate degree.

GENE C. HOWARD is the Senior Partner of Bonham & Howard, P.L.L.C. and has served on numerous boards including six banks, was Chair of the Oklahoma State & Education Group Insurance Board for eight years, was a Trustee of the Oklahoma College Savings Plan for four years, and was Chair of the Philadelphia Mortgage Trust (a REIT) for ten years. He served 22 years in the Oklahoma Legislature, with six years as the President Pro Tem of the Senate. Mr Howard is also a veteran of the U.S. Air Force, obtaining the rank of Lieutenant Colonel.

BOB L. CLEMENTS joined the Company’s board in February 2004.  Mr. Clements is the owner of both Leon’s Texas Cuisine, the largest independent producer of corn dogs and stuffed jalapenos for the retail and food service industry, and Shoreline Restaurant Corporation, which operates two upscale dining locations in Rockwall, Texas.  He has been in the restaurant and wholesale food business for more than 30 years.  Mr. Clements received his education from Rutherford Business College.  He also graduated in 1985 from Harvard Business School’s highly selective OPM Program.

DAVID B. BROWN has been the Senior Vice President & Chief Accounting Officer for MoneyGram International (NYSE: MGI) since January 2012.  From 2007 until 2011, Mr. Brown was Chief Financial Officer for Dresser, Inc., a $2 billion subsidiary of GE that manufactures energy equipment serving the upstream, midstream and downstream oil, gas and power markets.  Mr. Brown led the recent integration of Dresser into various business units of GE’s Energy division and previously served Dresser as Chief Accounting Officer and Controller.  From 2003 until 2007, Mr. Brown was divisional Vice President, Controller and Chief Audit Executive for the Brink’s Company, a global security services company with operations in more than 130 countries.  Prior to joining Brink’s, Mr. Brown spent 8 years with LSG Sky Chefs, a $3 billion airline catering company owned by Lufthansa, in leadership roles with progressive responsibility including three years in Sao Paulo, Brazil as Vice President Finance - Latin America.  Prior to that time, Mr. Brown spent 10 years with Price Waterhouse, where he advised multi-national clients primarily in the energy industry, while living in Moscow, London and the United States.  He has also served in a variety of board of director capacities for several Dallas-based arts and humanities nonprofit organizations and is an active member of the Dallas Committee for Foreign Relations, the World Affairs Council and the Boy Scouts of America.  Mr. Brown has a Bachelor of Business Administration degree from The University of Texas — Austin and is a Certified Public Accountant.

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

Executive Officers

Name	Age	Position(s) Held with Cubic	Since
Calvin A. Wallen, III*	57	Chairman of the Board, President and Chief Executive Officer	1997

Larry G. Badgley	55	Chief Financial Officer	2008

Jon S. Ross*	48	Corporate Secretary and Director	1998

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

Audit Committee; Financial Expert

The Audit Committee is comprised of Messrs. Brown (Chairman), Howard and Clements. All of the members of the Audit Committee are “independent” under the rules of the SEC and the NYSE-MKT. The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that Messrs. Howard and Brown satisfy the requirements of an “audit committee financial expert” on the Audit Committee as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act by the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and holders of more than 10% of the common stock to file with the SEC reports of ownership and changes in ownership of common stock. SEC regulations require those directors, executive officers, and greater than 10% stockholders to furnish the Company with copies of all Section 16(a) forms they file. Based on the Company’s review of such reports, the Company believes that all filings were on time during fiscal 2012.

Director Independence

Our Board currently has two members from management, Calvin A. Wallen, III, our Chairman, President and Chief Executive Officer and Jon S. Ross, the Secretary, and four non-management directors, Gene C. Howard, Bob L. Clements, David B. Brown and Paul R. Ferretti. The Board has determined that each of its non-management members meets the criteria for independence under NYSE-MKT listing standards. Because of their management roles, Mr. Wallen and Mr. Ross are not considered independent directors and do not sit on any committees of the Board.

Code Of Business Conduct And Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to its directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available in the “Governance” section on the Company’s website at www.CubicEnergyInc.com.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

General. Our Board of Directors has established a Compensation Committee, comprised entirely of independent non-employee directors, with authority to set all forms of compensation of our executive officers. Messrs. Brown, Ferretti and Howard comprise the Compensation Committee, currently. The Compensation Committee has overall responsibility for our executive compensation policies as provided in a written charter adopted by the Board of Directors. The Compensation Committee is empowered to review and approve the annual compensation and compensation procedures for our executives: the President and Chief Executive Officer, the Chief Financial Officer, and the Secretary. The Compensation Committee does not delegate any of its functions to others in setting compensation.

When establishing base salaries, cash bonuses and equity grants for each of the executives, the Compensation Committee considers the recommendations of the President and Chief Executive Officer and the Secretary, the executive’s role and contribution to the management team, responsibilities and performance during the past year and future anticipated contributions, corporate performance, and the amount of total compensation paid to executives in similar positions, and performing similar functions, at other companies for which data was available, as provided by third party compensation studies. One such study, published in September 2010 by Salary.com was a blind survey of over 1,000 companies located in the Dallas metropolitan area in the “Energy & Utilities” industry with less than 25 full-time equivalent employees. Another study, published in December 2010, included data from a survey of the following comparable companies: Abraxas Petroleum Corporation, ATP Oil & Gas, Berry Petroleum Company, Canadian Superior Energy, Edge Petroleum and Goodrich Petroleum Corporation.

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

In setting fiscal 2012 compensation, the Compensation Committee considered the specific factors discussed below:

Base Salary. In setting the executive officers’ base salaries, the Compensation Committee considers the achievement of corporate objectives as well as individual performance. Because the Compensation Committee believes that executive compensation should be viewed in terms of a balanced combination of cash compensation (i.e., base salaries and bonuses) and long-term incentive (i.e., grants of stock and options), base salaries are targeted to approximate the low end of the range of base salaries paid to executives of similar companies for each position. To ensure that each executive is paid appropriately, the Compensation Committee considers the executive’s level of responsibility, prior experience, overall knowledge, contribution to business results, existing equity holdings, executive pay for similar positions in other companies, and executive pay within our company.

The base salaries paid to our named executive officers during fiscal 2012 are set forth below in the Summary Compensation Table. There were no increases in executive officers base salaries during fiscal 2012.

Discretionary Bonuses. Executive bonuses are intended to link executive compensation with the attainment of Company goals. The actual payment of bonuses is primarily dependent upon the extent to which these Company-wide objectives are achieved. Determination of executive bonus amounts is not made in accordance with a strict formula, but rather is based on objective data combined with competitive ranges and internal policies and practices, including an overall review of both individual and corporate performance. No bonuses were paid to our named executive officers during fiscal 2012, 2011or 2012. The President and Chief Executive Officer has the discretion to recommend to the Compensation Committee to increase or decrease bonuses for all other executive officers, but any bonus amounts must be approved by the Compensation Committee.

Long-Term Incentives. On December 29, 2005, the stockholders of the Company approved the 2005 Stock Option Plan (the “Plan”) under which our executive officers may be, among other forms of compensation, compensated through grants of shares of our common stock and/or grants of options to purchase shares of common stock. The Compensation Committee approves Plan grants that provide additional incentives and align the executives’ long-term interests with those of the stockholders of the Company by tying executive compensation to the long-term performance of the Company’s stock price. Annual equity grants for our executives are typically approved in January, but there have been no equity grants during the last 3 fiscal years.

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

The following table shows the components of executive compensation for the fiscal years ended June 30, 2012, 2011 and 2010, expressed as percentages of total compensation.

			Percentage of Total Compensation
					All Other
Name and	Fiscal			Option	Compen-
Principal Position	Year	Salary	Bonus	Awards	sation	Total
Calvin A. Wallen, III	2012	97.2%	0.0%	0.0%	2.8%	100.0%
Chairman of the Board,	2011	97.1%	0.0%	0.0%	2.9%	100.0%
President and Chief	2010	97.7%	0.0%	0.0%	2.3%	100.0%
Executive Officer

Larry G. Badgley	2012	96.6%	0.0%	0.0%	3.4%	100.0%
Chief Financial Officer	2011	59.8%	0.0%	38.0%	2.3%	100.0%
	2010	96.8%	0.0%	0.0%	3.2%	100.0%

Jon S. Ross	2012	96.3%	0.0%	0.0%	3.7%	100.0%
Secretary and Director	2011	96.2%	0.0%	0.0%	3.8%	100.0%
	2010	96.9%	0.0%	0.0%	3.1%	100.0%

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

The following table sets forth the estimated amounts that would be payable to each of the named executives upon a termination under the scenarios outlined above, excluding termination for Just Cause or on account of death or disability, assuming that such termination occurred on June 30, 2012. There can be no assurance that these scenarios would produce the same or similar results as those disclosed if a termination occurs in the future.

Without Just Cause/	Severance
For Good Reason	Payment	Total
Calvin A. Wallen, III (1)	$600,000	$600,000

Jon S. Ross (1)	$450,000	$450,000

Larry G. Badgley (2)	$40,950	$40,950

(1)         Represents 36 months of base salary.

(2)         Represents 3 months of base salary.

Tax Considerations

Compliance with Section 162(m) of the Internal Revenue Code. Section 162(m) disallows a federal income tax deduction to publicly held companies for certain compensation paid to our Named Executive Officers to the extent that compensation exceeds $1 million per executive officer covered by Section 162(m) in any fiscal year. The limitation applies only to compensation that is not considered “performance based” as defined in the Section 162(m) rules. In designing our compensation programs, the Compensation Committee considers the effect of Section 162(m) together with other factors relevant to our business needs. We have historically taken, and intend to continue taking, appropriate actions, to the extent we believe desirable, to preserve the deductibility of annual incentive and long-term performance awards. However, the Compensation Committee has not adopted a policy that all compensation paid must be tax-deductible and qualified under Section 162(m). We believe that the fiscal 2012 base salary, annual bonus and stock grants paid to the individual executive officers covered by Section 162(m) did not exceed the Section 162(m) limit and will be fully deductible under Section 162(m).

Chief Executive Officer Compensation

Mr. Wallen received $208,333 in base salary during fiscal 2012.  During fiscal 2012, Mr. Wallen received an amount slightly in excess of the base salary provided in his employment agreement, due to the timing of payroll dates during fiscal 2012.  The excess amount received by Mr. Wallen during fiscal 2012 will have the effect of him receiving a reduction in base salary during fiscal 2013 in an equal amount.  Mr. Wallen received no common stock awards during fiscal 2012.

Chief Financial Officer Compensation

Mr. Badgley’s salary has been established at $163,800 per year, plus a $500 per month health insurance subsidy for his term of employment of twenty-four (24) months from the effective date of October 1, 2010.

Mr. Badgley’s employment agreement also provides for the grant of options for the purchase of an aggregate of 288,667 shares of Company common stock.

Summary Compensation Table

The following table shows information regarding the compensation earned during the fiscal years ended June 30, 2012, 2011 and 2010 by our Chief Executive Officer, our Chief Financial Officer, and our other most highly compensated executive officer who was employed by us as of June 30, 2012 and whose total compensation exceeded $100,000 during the most recent fiscal year (the “Named Executive Officers”):

Name and	Fiscal			Option	All Other
Principal Position	Year	Salary	Bonus	Awards	Compensation (1)	Total
Calvin A. Wallen, III	2012	$208,333	$—	$—	$6,000	$214,333
Chairman of the Board,	2011	$200,000	$—	$—	$6,000	$206,000
President and Chief	2010	$200,000	$—	$—	$4,800	$204,800
Executive Officer

Larry G. Badgley	2012	$170,625	$—	$—	$6,000	$176,625
Chief Financial Officer (2)	2011	$159,100	$—	$100,997	$6,000	$266,097
	2010	$145,000	$—	$—	$4,800	$149,800

Jon S. Ross	2012	$156,250	$—	$—	$6,000	$162,250
Secretary and Director	2011	$150,000	$—	$—	$6,000	$156,000
	2010	$150,000	$—	$—	$4,800	$154,800

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

Fiscal 2012 Grants of Plan-Based Awards

No grants, of any plan-based awards were made to our executive officers during fiscal 2012.

Stock Grants

On January 4, 2012, the Company issued 400,000 shares of common stock to seven directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $236,000 based on the last sale price ($0.59 per share) on January 4, 2012, on the NYSE MKT of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

Outstanding Equity Awards at Fiscal Year-End

The following table set forth certain information, as of June 30, 2012, regarding stock option grants by the Company:

	Number of Securities	Number of Securities
	underlying unexercised options	underlying unexercised options	Option	Option
Name	exercisable	unexercisable	exercise price	expiration date
Larry G. Badgley	15,667	273,000	$1.20	October 1, 2015

Option Exercises and Stock Vesting

No stock options were exercised or stock grants to our executive officers vested at any time during fiscal 2012.

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

Pension Benefits and Non-Qualified Defined Contribution Plans

The Company does not sponsor any qualified or non-qualified defined benefit plans or non-qualified defined contribution plans. The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to adopt qualified or non-qualified defined benefit or non-qualified defined contribution plans if the Compensation Committee determines that doing so is in our best interests.

Non-Employee Director Compensation for Fiscal 2012

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

Our director compensation changed during fiscal 2012 from what it was in fiscal 2011, and it changed slightly during fiscal 2011 compared to fiscal 2010. Each non-employee director of the Company received cash and equity compensation as follows:

•                  A meeting fee of $1,000 [not to exceed $1,000 in any one day, beginning with the January 11, 2011 Board meeting] for each board or committee meeting attended (beginning January 4, 2012, $1,000 when attended in person and $500 when via teleconference); and

•                  Each non-employee director as of January 2012 received: 40,000 shares of common stock for service on the Board of Directors; 20,000 shares of common stock for service on the Audit Committee; and, 10,000 shares of common stock for service on the Compensation Committee and/or the Nominating Committee. Mr. Brown received an additional 10,000 shares of common stock for serving as the financial expert and Chairman of the Audit Committee.

The following table sets forth the cash and other compensation paid to the non-employee members of our Board of Directors in fiscal 2012.

	Fees Earned
	or Paid in	Stock
Name	Cash	Awards (1)	Total
Gene C. Howard	$13,000	$41,300	$54,300
Bob L. Clements	12,500	41,300	53,800
Phyllis K. Harding	9,000	35,400	44,400
William L. Bruggeman, Jr.	7,000	35,400	42,400
David B. Brown	14,000	47,200	61,200
Paul J. Ferretti	12,975	35,400	48,375
Totals	$68,475	$236,000	$304,474

(1)                                 The market value of these stock awards is based on the closing price on the grant date, which was $0.59 on January 4, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of the Company’s common stock beneficially owned, as of September 10, 2012 by (i) each person known to the Company to beneficially own more than 5% of the common stock of the Company (the only class of voting securities now outstanding), (ii) each director and Named Executive Officer, and (iii) all directors and executive officers as a group. Unless otherwise indicated, we consider all shares of common stock that can be issued under convertible securities or warrants currently or within 60 days of September 10, 2012 to be outstanding for the purpose of computing the percentage ownership of the person holding those securities, but do not consider those securities to be outstanding for computing the percentage ownership of any other person. Each owner’s percentage is calculated by dividing the number of shares beneficially held by that owner by the sum of 77,215,908, plus the number of shares that owner has the right to acquire within 60 days.

			Approximate
	Number		Percent of
Name and Address	of Shares		Class (1)
5% Stockholders

Wells Fargo Energy Capital, Inc. 1000 Louisiana 9th Floor, Houston, TX 77002	13,544,900	(2)	14.9%

William L. Bruggeman, Jr. 20 Anemone Circle, North Oaks, MN 55127	17,853,978	(3)	23.1%

Named Executive Officers and Directors

Calvin A. Wallen, III 9870 Plano Road, Dallas, TX 75238	27,782,131	(4)	36.0%

Bob L. Clements 9870 Plano Road, Dallas, TX 75238	1,132,527	(5)	1.5%

Gene C. Howard 2402 East 29th St., Tulsa, OK 74114	940,180	(6)	1.2%

Jon S. Ross 9870 Plano Road, Dallas, TX 75238	433,000	(7)	*

Paul R. Ferretti 9870 Plano Road, Dallas, TX 75238	123,507		*

David B. Brown 9870 Plano Road, Dallas, TX 75238	163,507		*

Larry G. Badgley 9870 Plano Road, Dallas, TX 75238	288,667	(8)	*

All officers and directors as a group (7 persons)	30,863,519		40.0%

* Denotes less than one percent

(1)                                 Based on a total of 77,215,908 shares of common stock issued and outstanding on September 10, 2012.

(2)                                 Includes warrants to purchase 8,500,000 shares and a promissory note convertible into 5,044,900 shares.

(3)                                 Includes 2,734,000 shares held by Diversified Dynamics Corporation, a company controlled by William Bruggeman; 120,000 shares owned by Consumer Products Corp., in which Mr. Bruggeman’s spouse is a joint owner; and, 14,999,978 shares owned by Mr. and Mrs. Bruggeman, as joint tenants with rights of survivorship.

(4)                                 Includes 111,295 shares of convertible preferred stock (9,274,583 common shares if-converted) and 10,350,000 shares both held by Langtry Mineral and Development, LLC, an entity controlled by Mr. Wallen; 700,000 shares held by Tauren Exploration, Inc., an entity controlled by Mr. Wallen; 500,000 shares held by Mr. Wallen’s spouse; 364,000 shares held by minor children; and 6,593,548 held by Mr. Wallen.

(5)                                 Includes 390,287 shares held as joint tenants with rights of survivorship.

(6)                                 Includes 322,245 shares are held by Mr. Howard’s spouse, of which Mr. Howard disclaims beneficial ownership.

(7)                                 Includes 6,000 shares held by minor children.

(8)                                 Includes 288,667 shares subject to a currently exercisable stock option.

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

Tauren owns a working interest in the wells in which the Company owns a working interest. For fiscal 2012 Tauren owed the Company $2,730 and the Company owed $14,537 and $78,679 to Tauren for miscellaneous general and administrative expenses and royalties for fiscal 2011 and 2010, respectively. Tauren owed the Company $1,551 and $5,127 for royalties paid by a third-party operator for fiscal year 2012 and fiscal 2011, respectively.

In addition, certain of the Company’s working interests are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin A. Wallen III. At the end of fiscal years 2012, 2011 and 2010, the Company owed Fossil $56,123, $43,143 and $755,683, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $22,770, $80,674 and $415,282, respectively, for oil and gas sales.

In addition, during fiscal 2012, 2011 and 2010, certain wells in which the Company owns a working interest were operated Fossil.  In consideration for Fossil serving as operator and to satisfy the Company’s working interest obligations related to drilling costs and lease operating expenses, Cubic paid to Fossil an aggregate of $493,188, $1,250,430 and $1,384,308 during fiscal 2012, 2011 and 2010, respectively; and Fossil paid Cubic an aggregate of $344,383, $131,573 and $643,688 during fiscal 2012, 2011 and 2010, respectively for oil and gas sales.

On November 24, 2009, the Company entered into transactions with Tauren and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Calvin Wallen III, the Chief Executive Officer of the Company, under which the Company has acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company expects to use the Drilling Credits to fund $30,952,810 of its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company, which are now operated by a third party. As consideration for the Drilling Credits, the Company, (a) has conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) has issued to Langtry 10,350,000 Company common shares and preferred stock in the amount of $10,350,000, convertible into Company common shares at $1.20 per common share, with a five year conversion term. The preferred stock is entitled to cumulative dividends equal to 8% per annum, payable quarterly, which dividends may be paid in cash or in additional shares of preferred stock, in the Company’s discretion. As of June 30, 2012, the Company issued preferred stock in the amount of $113,300 in lieu of cash dividends. The preferred stock may be redeemed by the Company at any time, at a redemption price equal to 20% over the original issue price. The consideration described above was determined based upon negotiations between Tauren and a Special Committee of the Company’s directors, excluding Mr. Wallen. The Special Committee obtained an “fairness opinion” from its independent financial advisor with respect to the fairness, from a financial point of view, to the public stockholders of the Company, of such transactions.

On December 18, 2009, the Company issued a subordinated promissory note payable to Mr. Wallen, in the principal amount of $2,000,000 (the “Wallen Note”). This note bears interest at the prime rate plus one percent (1%), and originally provided for interest payable monthly. The Wallen Note was entered into with the consent of Wells Fargo. The outstanding principal balance was originally payable on September 30, 2012 and is subordinated to the indebtedness under the Amended Credit Agreement. The proceeds of this note were used to repay prior indebtedness of the Company. Subsequent to the end of fiscal 2012, the Wallen Note was modified to extend the maturity date to January 1, 2013 and to provide that interest would accrue rather than be paid monthly.

It is the Company’s policy that any transactions between us and related parties will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of our Board of Directors.

Item 14. Principal Accountant Fees and Services.

	July 1, 2011 -	July 1, 2010 -
	June 30, 2012	June 30, 2011
Audit fees	$45,000	$46,900
Audit-related fees	15,200	20,500
Tax fees	7,000	15,000
All other fees	—	1,000
Total	$67,200	$83,400

Audit Fees

Aggregate audit fees billed for professional services rendered by Philip Vogel & Co., PC were $45,000 for the year ended June 30, 2012 and $46,900 for the year ended June 30, 2011. Such fees were primarily for professional services rendered for the audits of our consolidated financial statements during the fiscal years ended June 30, 2012 and 2011.

Audit-Related Fees

Aggregate audit-related fees billed for professional services rendered by Philip Vogel & Co., PC were $15,200 for the year ended June 30, 2012 and $20,500 for the year ended June 30, 2011. Such fees were for limited reviews of our unaudited condensed consolidated interim financial statements.

Tax Fees

Aggregate income tax compliance and related services fees billed for professional services rendered by Philip Vogel & Co., PC were $7,000 for the year ended June 30, 2012 and primarily Louisiana state income tax filing and $15,000 for the year ended June 30, 2011.

All Other Fees

In addition to the fees described above, aggregate fees of: $0 were billed by Philip Vogel & Co., PC during the year ended June 30, 2012, and $1,000 were billed by Philip Vogel & Co., PC during the year ended June 30, 2011, primarily for the review of various SEC filings, and attendance at our annual stockholders’ meeting

Audit Committee Pre-Approval Policies and Procedures

In accordance with Company policy, any additional audit or non-audit services must be approved in advance. All of the foregoing professional services provided by Philip Vogel & Co., PC during the years ended June 30, 2012 and June 30, 2011 were pre-approved in accordance with the policies of our Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Financial Statements”.

(a) (3) Exhibits

See the Exhibit Index immediately preceding the Exhibits filed with this report.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on September 28, 2012.

CUBIC ENERGY, INC.

By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III
President and Chief
Executive Officer

By:	/s/ Larry G. Badgley
Larry G. Badgley
Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Calvin A. Wallen, III	Chairman, President and Chief Executive	September 28, 2012
Calvin A. Wallen, III	Officer (principal executive officer)

/s/ Larry G. Badgley	Chief Financial Officer	September 28, 2012
Larry G. Badgley	(principal financial and accounting officer)

/s/ Jon S. Ross	Secretary and Director	September 28, 2012
Jon S. Ross

/s/ Gene C. Howard	Director	September 28, 2012
Gene C. Howard

/s/ Bob L. Clements	Director	September 28, 2012
Bob L. Clements

/s/ David B. Brown	Director	September 28, 2012
David B. Brown

/s/Paul R. Ferretti	Director	September 28, 2012
Paul R. Ferretti

CUBIC ENERGY, INC.

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cubic Energy, Inc.,

We have audited the balance sheets of Cubic Energy, Inc., a Texas corporation, as of June 30, 2012 and 2011, and the related statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cubic Energy, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

September 28, 2012

CUBIC ENERGY, INC.

BALANCE SHEETS

JUNE 30, 2012 AND 2011

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$275,527	$1,542,248
Accounts receivable - trade	2,568,249	1,760,190
Due from affiliate	1,178	28,121
Other prepaid expenses	94,517	54,164
Total current assets	2,939,471	3,384,723
Property and equipment (at cost):
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	33,939,964	25,606,874
Office and other equipment	28,420	28,420
Oil and gas properties, and equipment, at cost	33,968,384	25,635,294
Less accumulated depreciation, depletion and amortization	15,885,822	9,795,293
Oil and gas properties, and equipment, net	18,082,562	15,840,001
Other assets:
Deferred loan costs - net	—	68,554
Drilling credit	9,517,258	17,763,316
Total other assets	9,517,258	17,831,870
	$30,539,291	$37,056,594
Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$35,000,000	$—
Note payable to affiliate	2,000,000	—
Accounts payable and accrued expenses	1,674,459	1,065,103
Due to affiliates	33,353	—
Total current liabilities	38,707,812	1,065,103
Long-term liabilities:
Long-term debt, net of discounts	—	29,196,541
Note payable to affiliate	—	2,000,000
Total long-term liabilities	—	31,196,541
Commitments and contingencies (Note H)	—	—
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 10,000,000 shares; Series A - 8% preferred stock,$100 stated value, redeemable at $120 covertible at $1.20 per common share, authorized 165,000 shares, 109,124 shares issued and outstanding at June 30,2012, and 107,991 issued and outstanding at June 30, 2011	1,091	1,080
Additional paid-in capital	10,911,309	10,798,020
Common stock - $.05 par value, authorized 200,000,000 shares, issued 77,215,908 shares at June 30, 2012 and 76,815,908 shares at June 30, 2011	3,860,797	3,840,797
Additional paid-in capital	55,963,830	55,695,730
Retained earnings’ (deficit)	(78,905,548)	(65,540,677)
Total stockholders’ equity	(8,168,521)	4,794,950
Total liabilities and stockholders’ equity	$30,539,291	$37,056,594

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2012, 2011, AND 2010

	2012	2011	2010
Revenues:
Oil and gas sales	$6,939,999	$6,133,299	$3,486,171
Total revenues	$6,939,999	$6,133,299	$3,486,171
Operating costs and expenses:
Oil and gas production, operating and development costs	1,972,223	1,857,528	1,845,153
General and administrative expenses	3,572,260	3,156,860	2,389,073
Depreciation, depletion and non-loan-related amortization	6,090,529	3,707,255	1,153,065
Total operating costs and expenses	11,635,012	8,721,643	5,387,291
Operating income (loss)	(4,695,013)	(2,588,344)	(1,901,120)
Non-operating income (expense):
Other income	2,927	8,098	4,540
Interest expense, including amortization of loan discount	(7,729,992)	(7,648,622)	(4,714,386)
Amortization of loan costs	(68,554)	(60,368)	(73,282)
Total non-operating income (expense)	(7,795,619)	(7,700,892)	(4,783,128)
Gain on debt extinguishment	—	—	1,747,623
Loss before income taxes	(12,490,632)	(10,289,236)	(4,936,625)
Provision for income taxes	—	—	—
Net loss	$(12,490,632)	$(10,289,236)	$(4,936,625)
Dividends on preferred shares	(874,239)	(860,755)	(240,400)
Net loss available to common shareholders	(13,364,871)	(11,149,991)	(5,177,025)
Net loss per common share - basic and diluted	$(0.17)	$(0.15)	$(0.08)
Weighted average common shares outstanding	77,009,351	76,048,925	67,583,793

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2012, 2011, AND 2010

	Cumulative Preferred Stock		Additional	Common Stock		Additional		Total
	Shares	Par	paid-in	Shares	Par	paid-in	Accumulated	stockholders’
	Outstanding	Value	capital	Outstanding	Value	capital	deficit	equity

Balance, June 30, 2009	—	$—	$—	62,570,564	$3,128,529	$30,062,167	$(49,213,661)	$(16,022,965)

Stock issued for working capital	—			2,104,001	105,200	1,683,200	0	1,788,400
Comm. Stock sold for property purchase	—			10,350,000	517,500	9,832,500	0	10,350,000
Pref. Stock sold for property purchase	103,500	1,035	10,348,965	0	0	0	0	10,350,000
Warrant valuations for loan extension	—			0	0	12,077,704	0	12,077,704
Stock issued under compensation plan	—			370,014	18,501	377,414	0	395,915
Preferred Stock Dividends	—			0	0	0	(240,400)	(240,400)

Net loss, year ended June 30, 2010	—			0	0	0	(4,936,625)	(4,936,625)

Balance, June 30, 2010	103,500	$1,035	$10,348,965	75,394,579	$3,769,730	$54,032,985	$(54,390,686)	$13,762,029

Stock issued for warrant exercise	—			954,315	47,716	595,064	0	642,780
Pref. Stock issued for dividends	4,491	45	449,055	0	0	0	0	449,100
Warrant valuations for loan extension	—			0	0	516,882	0	516,882
Stock issued under compensation plan	—			467,014	23,351	519,268	0	542,619
Stock option compensation	—			0	0	31,531	0	31,531
Preferred Stock Dividends	—			0	0	0	(860,755)	(860,755)

Net loss, year ended June 30, 2011	—			0	0	0	(10,289,236)	(10,289,236)

Balance, June 30, 2011	107,991	$1,080	$10,798,020	76,815,908	$3,840,797	$55,695,730	$(65,540,677)	$4,794,950

Stock issued for warrant exercise	—			0	0	0	0	0
Comm. Stock sold for property purchase	—			0	0	0	0	0
Pref. Stock issued for dividends	1,133	11	113,289	0	0	0	0	113,300
Warrant valuations for loan extension	—			0	0	0	0	0
Stock issued under compensation plan	—			400,000	20,000	216,000	0	236,000
Stock option compensation	—			0	0	52,100	0	52,100
Preferred Stock Dividends	—			0	0	0	(874,239)	(874,239)

Net loss, year ended June 30, 2012	—			0	0	0	(12,490,632)	(12,490,632)

Balance, June 30, 2012	109,124	$1,091	$10,911,309	77,215,908	$3,860,797	$55,963,830	$(78,905,548)	$(8,168,521)

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2012, 2011, AND 2010

	2012	2011	2010
Cash flows from operating activities:
Net (loss)	$(12,490,632)	$(10,289,236)	$(4,936,625)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	11,962,542	9,508,063	4,404,763
Impairment loss	—	—	—
Gain on extinguishment of debt	—	—	(1,747,623)
Stock issued for compensation	288,100	574,150	395,915
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	(808,059)	(180,141)	(1,379,099)
(Increase) decrease in other prepaid expenses	(40,353)	(11,639)	12,538
Increase (decrease) in accounts payable and accrued liabilities	631,446	(1,964,987)	2,491,519
Increase (decrease) in due to affiliates	61,898	(203,369)	76,899
Net cash (used) by operating activities	(395,058)	(2,567,159)	(681,713)
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(87,032)	(1,168,574)	(5,032,312)
Increase (decrease) in capital portion of due to affiliates	(1,602)	(243,832)	(850,647)
Purchase of office equipment	—	—	—
(Increase) decrease in advances on development costs	—	—	—
(Increase) decrease in other assets	—	—	147,120
Net cash (used) by investing activities	(88,634)	(1,412,406)	(5,735,839)
Cash flows from financing activities:
Issuance of common stock, net	—	642,780	1,788,400
Proceeds from credit facility	—	5,000,000	5,000,000
Dividends paid	(783,029)	(412,865)	—
Loan costs incurred and other	—	(100,000)	(50,000)
Net cash provided by financing activities	(783,029)	5,129,915	6,738,400
Net increase (decrease) in cash and cash equivalents	$(1,266,721)	$1,150,350	$320,848
Cash and cash equivalents:
Beginning of year	1,542,248	391,898	71,050
End of year	$275,527	$1,542,248	$391,898
Other information:
Cash interest paid on debt	$1,919,863	$1,891,828	$1,548,685
Non-cash investing and financing activities:
Common and preferred stock for drilling credits	$—	$—	$20,700,000
Property interest assigned for drilling credits	$—	$—	$10,252,810
Equity interest issued creating a deferred interest from debt modification	$—	$—	$12,077,704
Preferred stock dividends accrued	$874,239	$860,755	$240,400
Use of prepaid drilling credits	$8,246,058	$9,455,844	$—
Warrants issued for loan costs	$—	$516,882	$—
Conversion of accrued Preferred stock dividend	$113,300	$449,100	$—

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

Accounts Receivable

The Company has receivables from affiliated and non-affiliated third-party operators and oil and gas purchasers that are generally uncollateralized. The Company reviews these parties for creditworthiness and general financial condition. Accounts receivable are generally due within 30 days and accounts outstanding longer than 60 days are considered past due. If necessary, the Company would determine an allowance by considering the length of time past due, previous loss history and the payor’s ability to pay its obligation, among other things. The Company writes off accounts receivable when they are determined to be uncollectible.

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. There was no allowance for doubtful accounts at June 30, 2012, 2011 and 2010.

Office and other equipment

Office and other equipment are stated at cost and depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Depreciation and amortization of office and other equipment amounted to $4,146, $4,070 and $5,193 for the years ended June 30, 2012, 2011 and 2010, respectively.

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

In addition, the capitalized costs are subject to a “full cost ceiling test,” which generally limits such costs to the aggregate of the “estimated present value” (discounted at a 10 percent (10%) interest rate) of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Accordingly, no impairment of oil and gas properties charge was recorded for fiscal 2012, 2011 and 2010, respectively.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Depletion of producing oil and gas properties amounted to $6,086,383, $3,703,185 and $1,147,872 for the years ended June 30, 2012, 2011 and 2010, respectively.

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

ASC 740 also provides guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions in an enterprise’s financial statements and requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. Interest expense and penalties related to tax liabilities will be recognized in the first period that it would begin to accrue according to the relevant tax law, and will be classified as an operating expense. The Company is no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2009. For state tax jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2008.

Oil and gas revenues

The Company recognizes oil and gas revenues when oil and gas production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. As a result of the numerous requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest and royalty owners, the collection of revenues from oil and gas production may take up to 60 days following the month of production. Therefore, we make accruals for revenues and accounts receivable based on estimates of our share of production. Since the settlement process may take 30 to 60 days following the month of actual production, our financial results include estimates of production and revenues for the related time period. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. Due to increased numbers of third-party operated Haynesville Shale wells, differences between sales and production volumes increased 13% from fiscal 2011 to fiscal 2012, and increased 76% from fiscal 2010 to fiscal 2011.

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

As discussed in Note D, there were no dilutive securities outstanding during the years ended June 30, 2012, 2011 and 2010. The weighted average number of common and common equivalent shares outstanding was 77,009,351, 76,048,925 and 67,583,793 for the years ended June 30, 2012, 2011 and 2010, respectively.

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

Our money market account, which is an interest bearing account and only FDIC insured to a balance of $250,000, had a balance of $247,126 as of June 30, 2012. Therefore, there is no credit risk to the Company, as the amount is fully insured by FDIC.

Our revenue of $6,939,999 was partially generated by three producers with 5% or greater of that total. They are as follows: Goodrich totaled $790,667 or 5%, Chesapeake totaled $812,838 or 14%, and EXCO totaled $3,890,861 or 66%.

As noted earlier, the Company has receivables from non-affiliated operators for oil and gas sales.  It also has accounts payable to such operators for its share of development, production, and operating costs.  As of June 30, 2012, a single operator owed the Company approximately $2,228,983 which is included in accounts receivable. Receipt of these obligations will be made upon resolution of matters relating to the exact division of ownership interests among the Company and its affiliates, as well as the Arbitration award.  Revenues attributed to this operator amounted to approximately $330,697 for the year ended June 30, 2011.

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

ASC No. 480-10-05, Distinguishing Liabilities from Equity, clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under ASC No. 480 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. Although the Company had outstanding warrants as of June 30, 2012, the shares issuable upon exercise of the warrants are not redeemable; consequently, adoption of ASC No. 480 has not had an impact on the Company’s financial position, results of operations or cash flows.

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Other recent accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requiring that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be applied retrospectively and early adoption is permitted. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS. This amendment of the FASB Accounting Standards Codification is to ensure that fair value has the same meaning in U.S. GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance is effective during the interim and annual periods beginning after December 15, 2011. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements.

In December 2009, the Company adopted revised oil and gas reserve estimation and disclosure requirements. The primary impact of the new disclosures for the Company was to align the definition of proved reserves with the Securities and Exchange Commission (SEC) Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008 and effective for fiscal periods ending on or after December 31, 2009. The accounting standards revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period preceding the end of the year rather than the year-end price, must be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2012, 2011 and 2010 has been presented following these new reserve estimation and disclosure rules.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. ASU 2011-08 provides entities an option of assessing qualitative factors when testing goodwill for impairment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If an entity determines that the fair value of a reporting unit is more likely than not less than its carrying value, then performing the two step impairment test is required after performing a qualitative assessment. Otherwise, the two step impairment test is not necessary. ASU 2011-08 is effective for the Company as of January 1, 2012, with early adoption permitted. The Company is currently evaluating the impact of this standard on its annual goodwill impairment test, but does not expect any impact to the Company’s Consolidated Financial Statements.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note C — Stockholders’ equity:

The Company’s authorized capital is 200,000,000 shares of $0.05 par value common stock and 10,000,000 shares of $0.01 par value preferred stock. 109,124 shares of preferred stock were issued and outstanding at June 30, 2012 and 107,991 shares of preferred stock were issued and outstanding at June 30, 2011.

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

On July 28, 2006, Cubic entered into and consummated transactions pursuant to Subscription and Registration Rights Agreements (the “July 2006 Subscription Agreements”) with certain investors that are unaffiliated with the Company. Pursuant to the Subscription Agreements, the investors paid aggregate consideration of $2,100,000 to the Company for 3,000,000 shares of the Company’s common stock and warrants exercisable, through July 31, 2011, into 1,500,000 shares of common stock at $0.70 per share. Pursuant to the anti-dilution adjustment provisions applicable to such warrants, the exercise price applicable to all such warrants is currently $0.6849 per share. 1,125,000 of the above-referenced warrants had been exercised and the remaining 375,000 expired in July 2011.

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

Another investor, Bob Clements, a director of the Company, purchased 100,000 shares of common stock at a purchase price of $0.50 per share, or an aggregate of $50,000. Mr. Clements received warrants to purchase 50,000 shares of common stock with an exercise price of $0.70 per share. Pursuant to the December 2006 Subscription Agreements, the investors paid aggregate consideration of $3,940,000 to the Company for 7,880,000 shares of the Company’s common stock and warrants exercisable into 3,940,000 shares of common stock. The warrants are exercisable through November 30, 2011, at $0.6963 per share. 2,840,000 of the above-referenced warrants have been exercised and the remaining 1,100,000 expired in

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

November 2011.

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital, Inc. (“Wells Fargo”) providing for a revolving credit facility of $20,000,000 and a convertible term loan of $5,000,000 (the “Credit Facility”). In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an exercise price of $0.9911 per share. The term loan is also convertible into 5,044,900 shares of Company common stock at a conversion price of $0.9911 per share. None of the above-referenced warrants had been exercised and all remained outstanding at June 30, 2012. The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest (see “Note E — Long-term debt”) based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid-in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties.

On December 18, 2009, the Company entered into a Second Amendment to the Credit Agreement with Wells Fargo, providing for a revolving credit facility of up to $40 million and a convertible term loan of $5 million (the “Amended Credit Agreement”). The borrowing base under the revolving credit facility was initially established at $25 million. The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, was originally scheduled to mature on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Amended Credit Agreement, the Company issued to Wells Fargo additional warrants, expiring on December 1, 2014, for the purchase of up to 5,000,000 shares of Company common stock, currently at an exercise price of $0.9911 per share, and extended the expiration date of the warrants to purchase 2,500,000 shares of Company common stock that were previously issued to Wells Fargo to December 1, 2014.

On August 30, 2010, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) with Wells Fargo providing for an increase in the borrowing base for the Company’s revolving credit facility from $25 million to $30 million. The Company borrowed the full amount of the increase in the borrowing base. The indebtedness under the credit facility, which includes the revolving credit facility and a$5 million convertible term loan, bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, was originally scheduled to mature on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Third Amendment, the Company issued to Wells Fargo additional warrants, expiring on December 1, 2014, for the purchase of up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Loan costs of $89,451 and loan discounts of $527,430 were recognized.

In connection with the following common stock issuances, the Company entered into Subscription and Registration Rights Agreements (“Subscription Agreements”) with certain investors. Pursuant to the Subscription Agreements, the Company issued an aggregate of 2,104,001 shares of common stock and warrants exercisable into 1,052,000 shares of common stock. On August 18, 2009, four investors acquired 804,000 shares of common stock and warrants exercisable into 402,000 shares of common stock, through the payment of $683,400. On August 26, 2009, six investors acquired 1,300,001 shares of common stock and warrants exercisable into 650,000 shares of common stock, through the payment of $1,105,001. The warrants are exercisable through July 31, 2014, at $0.85 per share. With respect to certain of such issuances, the Company paid broker-dealer commissions in the aggregate amount of $59,500 to Avalon Group, Ltd. The aggregate consideration, net of commissions, from such issuances has been used for

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

working capital purposes.  Warrants for 264,706 shares of common stock were exercised during 2011, and 787,294 warrants remain outstanding at June 30, 2012.

On June 18, 2012, the Company entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with Wells Fargo providing for, among other things, an extension of the required repayment date to December 31, 2012. The Fourth Amendment also provides that the borrowing base under the Company’s revolving credit facility with Wells Fargo shall be reduced by seventy-five percent (75%) of the total amount of cash or other readily available funds received by the Company as part of the arbitration award in connection with the arbitration involving the Company, EXCO Operating Company, L.P. and BG US Production Company LLC. The Fourth Amendment also limits the Company’s ability to pay certain general and administrative expenses and to make certain dividends on its capital stock.

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

Stock-based compensation

On December 29, 2005, the stockholders of the Company approved the 2005 Stock Option Plan (the “Plan”) and 3,750,000 shares of common stock were reserved. At the 2010 Annual Stockholder Meeting stockholders approved an increase in the number of shares under the Plan by 2,000,000 shares of which 4,169,195 shares had been issued through June 30, 2012. Total shares available under the Plan are 1,580,805, as of June 30, 2012.

On February 3, 2010, the Company issued 370,014 shares to five directors of the Company pursuant to the Plan.  As of such dates, the aggregate market value of the common stock granted was $395,915 based on the last sale price ($1.07 per share) on the aforementioned date, on the NYSE MKT of the Company’s common stock. Such amounts were expensed upon issuance to compensation expense.

On November 30, 2010, the Board of Directors increased the number of directors of the Company and appointed David B. Brown and Paul R. Ferretti to fill the vacancies created by such increase, in accordance with the provisions of the Company’s bylaws. The Board authorized stock grants of 3,507 shares of common stock to each of Messrs. Brown and Ferretti, which number of shares is equal to the number of shares granted to other non-management directors for calendar year 2010, on a prorated basis, with an aggregate market value of the common stock granted of $4,418 based on at the last sale price ($0.63 per share) on the aforementioned date, on the NYSE MKT of the Company’s common stock. Such amounts were recorded as compensation expense upon issuance.

On January 14, 2011, the Company entered into an employment agreement with its Chief Financial Officer, Larry G. Badgley.  The agreement provides for the grant of stock options, under the Plan, for the purchase of an aggregate of 288,667 shares of Company common stock.  These options have an exercise price $1.20 per share and expire five years from their issue date.  One option, for the purchase of 15,667

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

shares, was fully vested upon grant.  The other option, for the purchase of 273,000 shares shall, subject to the other provisions of the option agreement, vest upon the earliest of: (a) immediately prior to a Change in Control (as defined in the Plan), (b) October 1, 2012, provided that Mr. Badgley’s Continuous Service (as defined in the Plan) continues through October 1, 2012, (c) the termination by Mr. Badgley of his Continuous Service prior to October 1, 2012 in compliance with the terms of a then-effective written employment agreement between him and the Company or an affiliate of the Company or (d) the termination by the Company of Mr. Badgley’s Continuous Service prior to October 1, 2012, other than for Just Cause (as defined in the employment agreement).  We estimated the fair value of the options on the date of grant using the Black-Scholes valuation model to be $100,997.  We recorded $52,099 and $31,531 of compensation expense for the years ending June 30, 2012 and 2011, respectively.

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

The expected term of the options represents the estimated period of time until exercise and is based on consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  For fiscal 2012, expected stock price volatility is based on the historical volatility of our common stock.

The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life.

Information regarding activity for stock options under the Plan is as follows:

	Number of shares	Weighted-average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, June 30, 2011	288,667	$1.20
Options granted	—	—
Options exercised	—	—
Options forfeited/expired	—	—

Outstanding, June 30, 2012	288,667	1.20	2.5	—

Exercisable, June 30, 2012	15,667	1.20	2.5	—

Information related to the Plan during fiscal June 30, 2011 is as follows:

intrinsic value of options exercised	$—

Weighted-average fair value of options granted	$100,997

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

On January 4, 2012, the Company issued 400,000 shares of common stock to seven directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $236,000 based on the last sale price ($0.59 per share), on the NYSE MKT of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

The following table provides information related to stock-based compensation for the years ended June 30, 2012, 2011 and 2010:

	Fiscal Year Ended June 30,
	2012	2011	2010
Officer and employee restricted stock grants:
Pretax compensation expense	$—	$—	$—
Tax benefit	$—	$—	$—
Restricted stock expense, net of tax	$—	$—	$—

Director restricted stock grants:
Pretax compensation expense	$236,000	$542,619	$395,915
Tax benefit	$—	$—	$—
Director stock grants expense, net of tax	$236,000	$542,619	$395,915

Stock options:
Pretax compensation expense	$52,099	$31,531	$—
Tax benefit	$—	$—	$—
Stock option expense, net of tax	$52,099	$31,531	$—

Total stock-based compensation:
Pretax compensation expense	$288,099	$574,150	$395,915
Tax benefit	$—	$—	$—
Total share based compensation expense, net of tax	$288,099	$574,150	$395,915

Note D — Loss per common share:

	2012	2011	2010
Net loss attributable to common stockholders	$(13,364,871)	$(11,149,991)	$(5,171,433)
Weighted average number of shares of common stock	77,009,351	76,048,925	67,583,793
Income (loss) per common share	$(0.17)	$(0.15)	$(0.08)

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

The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, was originally scheduled to mature on March 1, 2010, and is secured by substantially all of the assets of the Company.

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

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest in the future production of hydrocarbons from or attributable to Cubic’s net interest in its Louisiana properties, which net profits interest was granted to Wells Fargo, based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid-in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties. The assignment of a value to the warrants and net profits interest resulted in a loan discount being recorded. The discount amortization was over the original three-year term of the debt as additional interest expense.  Amortization for the years ended June 30, 2012, 2011 and 2010 was $0, $0 and $239,686, respectively.

Cubic incurred loan costs of $240,613 on the issuance of the debt and warrants. The amount allocable to the debt of $166,590 has been capitalized and is being amortized over the term of the debt. Amortization for the years ended June 30, 2012, 2011 and 2010 was $0, $0 and $25,958, respectively. Cubic also incurred commitment fees of $170,000 related to subsequent increases in the Credit Facility’s borrowing base; such amount was capitalized in fiscal 2008 and was amortized over the original three-year term of the loan. Amortization for the years ended June 30, 2012, 2011 and 2010 was $0, $0 and $36,795, respectively.

On December 18, 2009, the Company entered into a Second Amendment to Credit Agreement with Wells Fargo, providing for a revolving credit facility of up to $40 million and a convertible term loan of $5 million (the “Amended Credit Agreement”). The borrowing base under the revolving credit facility was initially established at $25 million. The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, was originally scheduled to mature on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Amended Credit Agreement, the Company issued to Wells Fargo additional warrants, expiring on December 1, 2014, for the purchase of up to 5,000,000 shares of Company common stock currently at an exercise price of $0.9911 per share, and extended the expiration date of the warrants to purchase 2,500,000 shares of Company common stock that were previously issued to Wells Fargo to December 1, 2014.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and the beneficial conversion feature based on their fair market values at the date of issuance. The fair market value assigned to the extension of warrants to purchase 2,500,000 shares of Company common stock was $923,302 and the value assigned to the issuance of the warrant to purchase the additional 5,000,000 shares of Company common stock was $8,031,896, which was recorded as an increase in additional paid-in capital. The difference in the fair value of the term loan and the face amount of $1,877,494 was recorded as an extinguishment of debt, offset by the amount of unamortized deferred loan cost and discounts associated with the original debt of $129,871.  The beneficial conversion feature equaled $5,027,494, which was reduced to $3,122,506 based on the limitation to the fair value of the debt. The assignment of a value to the warrants and beneficial conversion feature as well as the write-down of the term loan to the fair value resulted in a total loan discount in the amount of $13,955,198 being recorded. The discount is being amortized over the three-year term of the debt as additional interest expense. Amortization was $5,515,769 for the year ended June 30, 2012; $5,500,699 for the year ended June 30, 2011 and was $2,938,729 for the year ended June 30, 2010.

In connection with the modification of the indebtedness, the Company recorded a gain on extinguishment of debt of $1,747,623.  Such amount includes the write-off of the unamortized deferred loan cost ($26,947), and the write-off of the remaining loan discount ($102,924).

Cubic incurred loan costs of $50,000 on the issuance of the debt and warrants. The amount was capitalized and allocated to the debt and is being amortized over the term of the debt. Amortization was $19,762 for the year ended June 30, 2012; $19,708 for the year ended June 30, 2011 and was $10,529 for the year ended June 30, 2010.

On August 30, 2010, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) with Wells Fargo providing for an increase in the borrowing base for the Company’s revolving credit facility from $25 million to $30 million. The Company borrowed the full amount of the increase in the borrowing base. The indebtedness under the credit facility, which includes the revolving credit facility and a $5 million convertible term loan, bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, was originally scheduled to mature on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Third Amendment, the Company issued to Wells Fargo additional warrants, expiring on December 1, 2014, for the purchase of up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Loan costs of $89,000 and loan discounts of $527,430 were recognized.

The Company allocated the proceeds from the issuance of the debt to the warrants and the debt. The value assigned to the warrants of $516,882 was recorded as an increase in additional paid-in-capital relating to common stock. The assignment of a value to the warrants resulted in a loan discount being recorded. The discount amortization is over the original two-year term of the debt as additional interest expense. Amortization for the fiscal year ending June 30, 2012 was $287,689 and it was $239,741 for the fiscal year ended June 30, 2011.

Cubic incurred loan costs of $100,000 on the issuance of the debt and warrants. The amount allocable to the debt of $89,451 has been capitalized and was amortized over the original term of the debt. Amortization for the fiscal year ending June 30, 2012 was $48,791 and it was $40,660 for the fiscal year ended June 30, 2011.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

On June 20, 2012, the Company received an extension until December 31, 2012 as to the due date of its debt to Wells Fargo. In the extension, the borrowing base under the Company’s revolving credit facility with Wells Fargo shall be reduced by seventy-five percent (75%) of the total amount of cash or other readily available funds received by the Company as part of the arbitration award involving EXCO Operating Company, L.P. and BG US Production Company LLC.

May 2008 subordinated debt issue

On May 6, 2008, the Company issued a subordinated promissory note in the amount of $2,000,000 (the “Subordinated Note”) to Diversified Dynamics Corporation (the “Lender”), an entity controlled by William Bruggeman, a former director who beneficially owns more than 5% of the common stock of the Company. The Subordinated Note bore interest at a fluctuating rate equal to the sum of the prime rate plus two percent (2%) per annum, and was scheduled to mature on April 30, 2010. As consideration for the loan made by the Lender pursuant to the Subordinated Note, the Company agreed to convey to the Lender, upon the repayment in full of the indebtedness evidenced by the Subordinated Note and the repayment in full of the senior indebtedness evidenced by the Credit Facility with Wells Fargo, an undivided 0.375% net profits interest in the future production of hydrocarbons from or attributable to Cubic’s net interest in its Louisiana properties. The proceeds of the Subordinated Note were used for general corporate and working capital purposes.

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

December 2009 subordinated debt issue

On December 18, 2009, the Company issued a subordinated promissory note payable to Calvin A. Wallen, III, the Company’s Chairman of the Board and Chief Executive Officer, in the principal amount of $2,000,000 (the “Wallen Note”), which is subordinated to all Wells Fargo indebtedness. The Wallen Note bears interest at the prime rate plus one percent (1%), and originally provided for interest payable monthly. The Wallen Note was entered into with the consent of Wells Fargo. The proceeds of the Wallen Note were used to repay the Subordinated Note. The net profits interest described above was conveyed to the Lender in connection with the repayment. On September 12, 2012 the Wallen Note was extended to provide that interest will accrue rather than be paid monthly, and principal and accrued and unpaid interest is due and payable on January 1, 2013.

	as of June 30,
Principal Amount Outstanding	2012	2011

Total long-term debt (including current portion)	$37,000,000	$37,000,000
Less current portion	37,000,000	—

Total long-term debt	$0	$37,000,000

Maturities of Debt

Fiscal 2013	$37,000,000
Fiscal 2014 and thereafter	—

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note F — Related party transactions:

On December 1, 1997, as renewed and revised on January 1, 2002, the Company entered into a contract with Tauren to provide the necessary technical, administrative and management expertise needed to conduct its business. Tauren also paid various organization costs and consulting fees on behalf of the Company. The monthly amount charged to the Company was based on actual costs of materials and labor hours of Tauren that were used pursuant to the terms of the agreement. The agreement was terminated effective January 1, 2006, except as to the office sharing provisions, which were extended to June 30, 2007 and since continue on a month to month basis. The Company now has 10 employees and its offices are leased from Tauren. During fiscal 2011, the Company’s only expense under the office sharing arrangement was the rent lease. The offices were leased on a month-to-month basis for an average monthly amount charged to the Company, from July 1, 2010 until December 31, 2010, of $2,229. Effective, January 1, 2011, the Company signed a 2-year lease that charges the Company a monthly fee of $8,000 per month, from an affiliate controlled by Mr. Wallen and the offices are owned by this affiliate. Charges to the Company under the contracts and subsequent arrangements were $96,000, $61,374 and $26,748 for the fiscal years 2012, 2011 and 2010, respectively.

Tauren owns a working interest in the wells in which the Company owns a working interest. For fiscal 2012 Tauren owed the Company $2,730 and the Company owed $14,537 and $78,679 to Tauren for miscellaneous general and administrative expenses and royalties for fiscal 2011 and 2010, respectively. Tauren owed the Company $1,551 and $5,127 for royalties paid by a third-party operator for fiscal year 2012 and fiscal 2011, respectively.

In addition, certain of the Company’s working interests are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin A. Wallen III. At the end of fiscal years 2012, 2011 and 2010, the Company owed Fossil $56,123, $43,143 and $755,683, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $22,770, $80,674 and $415,282, respectively, for oil and gas sales.

On November 24, 2009, the Company entered into transactions with Tauren and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Calvin Wallen III, the Chief Executive Officer of the Company, under which the Company acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company expected to use the Drilling Credits to fund $30,952,810 of its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company, which are now operated by a third party. Subject to earlier payment as a result of the final judgment entered as a result of the arbitration with EXCO and BG, any Drilling Credits not utilized by 2013 are required to be paid to Cubic, on a dollar for dollar basis.

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

On December 18, 2009, the Company issued a subordinated promissory note payable to Calvin A. Wallen, III, the Company’s Chairman of the Board and Chief Executive Officer, in the principal amount of $2,000,000 (the “Wallen Note”), which is subordinated to all Wells Fargo indebtedness. The Wallen Note bears interest at the prime rate plus one percent (1%), and originally provided for interest payable monthly. The Wallen Note was entered into with the consent of Wells Fargo. The proceeds of the Wallen Note were used to repay the Subordinated Note. The net profits interest described above was conveyed to the Lender in connection with the repayment. On September 12, 2012 the Wallen Note was extended to provide that interest will accrue rather than be paid monthly, and principal and accrued and unpaid interest is due and payable on January 1, 2013.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note G — Income taxes:

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2012, 2011 and 2010, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

The components of the net deferred federal income tax assets (liabilities) at June 30 were as follows:

	2012	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$10,596,300	$8,352,700	$5,309,100
Depletion basis of assets and related accounts	—	—	1,842,900
Depreciation basis of assets	2,700	1,900	1,300
	$10,599,000	$8,354,600	$7,153,300
Deferred tax liabilities:
Depletion basis of assets and related accounts	$(1,012,600)	$(785,200)	$—
	$(1,012,600)	$(785,200)	$—
Net deferred tax (liabilities) assets before valuation allowance	$9,586,400	$7,569,400	$7,153,300
Valuation allowance	(9,586,400)	(7,569,400)	(7,153,300)
Net deferred tax (liabilities) assets	$—	$—	$—

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended June 30, 2012, 2011 and 2010:

	2012	2011	2010
Tax (benefit) calculated at statutory rate	$(3,123,000)	$(2,572,000)	$(1,234,000)
Losses not providing tax benefits	3,123,000	2,572,000	1,234,000
Current federal income tax provision (benefit)	$—	$—	$—
Change in valuation allowance	$(2,017,000)	$(416,100)	$5,735,000

As of June 30, 2012, the Company had net operating loss carryforwards of approximately $42,385,200, which are available to reduce future taxable income. These carryforwards expire as follows:

Net operating
Year	losses

2028	$10,389,100
2029	11,065,900
2031	11,934,200
2032	8,996,000
$42,385,200

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Office Lease

Effective, January 1, 2011, the Company signed a 2 year lease that charges the Company a monthly fee of $8,000 per month. The Company believes that there is other appropriate space available in the event the Company should terminate its current leasing arrangement, though the Company believes the monthly rental fee would likely exceed $8000 per month. Rental expense was $96,000, $61,374 and $26,748 for fiscal years 2012, 2011 and 2010, respectively. Future minimum lease payments under operating lease are $48,000 for the year ending June 30, 2013.

Legal proceedings

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

On June 13, 2012, the Judge for the 298th Judicial District Court in Dallas County, Texas (the “Court”) entered an Order Confirming this Arbitration Award, and asked the Arbitrators to determine the amount of attorney fees owed to the Company. On July 27, 2012, the Arbitrators issued their Award of Attorney Fees and Costs by Arbitration Panel. On September 12, 2012, the Court entered a final judgment in favor of the Company and against EXCO and BG in the amount of approximately $12,800,000, which includes $9,750,000 in dollars accelerated as due based on outstanding drilling credits, $250,000 in interest, $1,100,000 of attorney’s fees, and $1,700,000 of past-due revenue. It is anticipated that these funds will be used to pay outstanding past due invoices, fund normal day-to-day operations and renegotiate our Wells Fargo Credit Agreement. Due to the uncertainty of the timing of the ultimate recovery of the Arbitrator’s Award, we have not changed the presentation of the respective assets and liabilities nor have we recorded any receivables for the reimbursement of the attorney’s fees, costs and interest.

EXCO/BG retains a right to appeal this final judgment from September 12, 2012 and retains the right to post a bond to forestall any collection efforts to enforce the final judgment.  Ultimate resolution of the

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

claims supporting the final judgment is thus still pending.

Note I - Cost of oil and gas properties:

Costs incurred

Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Property acquisitions	$109,076	$448,432	$1,777,848
Exploration	—	—	—
Development	8,224,013	10,175,986	6,988,115
	$8,333,089	$10,624,418	$8,765,963

Capitalized costs

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at June 30, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Proved properties	$56,121,665	$47,788,575	$37,033,711
Unproved properties	—	—	130,446
	56,121,665	47,788,575	37,164,157
Less: accumulated depreciation, depletion and amortization of oil and gas properties	15,860,758	9,774,375	6,071,190
Total properties	40,260,907	38,014,200	31,092,967
Less: accumulated impairment of oil and gas properties due to full cost ceiling test	(22,181,701)	(22,181,701)	(22,181,701)
Net properties	$18,079,206	$15,832,499	$8,911,266

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Results of operations

The results of operations from oil and gas producing activities for the years ended June 30, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Revenues:
Revenues	$6,939,999	$6,133,299	$3,486,171
Preferred return	—	—	—
	6,939,999	6,133,299	3,486,171
Expenses (excluding G&A and interest expense):
Production, operating and development costs	1,972,223	1,857,528	1,845,153
Depreciation, depletion and amortization	6,090,529	3,707,255	1,153,065
Impairment loss on oil and gas properties	—	—	—
	8,062,752	5,564,783	2,998,218
Results before income taxes	(1,122,753)	568,516	487,953
Provision for income taxes	—	—	—
Results of operations (excluding corporate overhead and interest expense)	$(1,122,753)	$568,516	$487,953

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

The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. The Company’s policy is to amortize capitalized oil and gas costs on the unit of production method, based upon these reserve estimates. The amortization was $2.70 per Mcf during the twelve month period ended June 30, 2012, as compared to $2.48 per Mcf and $1.43 per Mcf during the same periods in 2011 and 2010, respectively. It is reasonably possible that, because of changes in market conditions or the inherent imprecision of these reserve estimates, that the estimates of future cash inflows, future gross revenues, the amount of oil and gas reserves, the remaining estimated lives of the oil and gas properties, or any combination of the above may be increased or reduced in the near term.

If reduced, the carrying amount of capitalized oil and gas properties may be reduced materially in the near term.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 2012, 2011 and 2010 together with the changes therein:

	Natural Gas (Mcf)
	2012	2011	2010
Proved developed and undeveloped reserves:
Beginning of year	57,692,086	29,157,280	20,319,627
Revisions of previous estimates	(51,465,506)	(2,429,214)	1,399,599
Extensions and discoveries	19,357,720	32,445,450	8,838,950
Less: Production	(2,244,315)	(1,481,430)	(792,433)
Disposals of reserves in place	—	—	(608,463)
End of year	23,339,985	57,692,086	29,157,280

	Oil, condensate (Bbls)
	2012	2011	2010
Proved developed and undeveloped reserves:
Beginning of year	1,199	8,647	126,209
Revisions of previous estimates	344	(4,742)	(112,547)
Extensions and discoveries	427,190	—	1,038
Less: Production	(1,100)	(2,706)	(2,279)
Disposals of reserves in place	—	—	(3,774)
End of year	427,633	1,199	8,647

	Natural Gas Liquids (Gals)
	2012	2011	2010
Proved developed and undeveloped reserves:
Beginning of year	—	—	—
Revisions of previous estimates	55,093	—	—
Purchases of reserves in place	—	—	—
Extensions and discoveries	55,168,290	—	—
Less: Production	(53,623)	—	—
Disposals of reserves in place	—	—	—
End of year	55,169,760	—	—

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The majority of the Company’s Louisiana acreage lies atop the center of what is known in our industry as the “Haynesville Shale Play” (which we refer to as the “Bossier/Haynesville shale” elsewhere herein), one of the most prolific dry gas  field discoveries in the United States; and sits below the Cotton Valley sand formation, a formation with gas, natural gas liquids and oil. The discovery of the existence of the Bossier/Haynesville shale formations in the Company’s acreage in fiscal 2008, in an environment of strong pricing for dry natural gas, led to a shift in strategy away from concentrating solely on the development of the Cotton Valley and other shallow formations in our Bethany Longstreet and Johnson Branch fields, and to commencement of the development of the Bossier/Haynesville shale acreage.  Development slowed in fiscal 2009, due to deteriorated economic conditions, a harsh debt and equity environment, stubbornly high field operation costs, and collapse in the pricing of natural gas.

The strategic transactions consummated by the Company in the first half of fiscal 2010 repositioned the Company for increased development of the Bossier/Haynesville shale on its acreage.  And, development activity did gain some momentum by the second half of fiscal 2010, with increased activity and development undertaken by EXCO as well as other third party operators of the Bossier/Haynesville shale through our fiscal 2011, despite a depressed commodity market for natural gas. The continued deterioration of pricing for dry natural gas, which persisted through fiscal 2012, brought a halt to additional development of the Bossier/Haynesville shale on Company acreage. Fiscal 2012 dry natural gas pricing was so low that the Company could not recognize any Proven Undeveloped locations in the Bossier/Haynesville shale; however, the Bossier/Haynesville shale remains a prolific dry gas field and a significant asset to the Company upon a correction in commodity pricing.

While natural gas commodity pricing reached lows not seen in recent history, oil and natural gas liquid pricing was relatively strong for fiscal 2012. Due to the increase in natural gas liquids we are now for the first year listing them separately from oil and natural gas in the notes to our financial statements. A variety of horizontal development in the Cotton Valley sand in and around our Northwest Louisiana acreage commenced in fiscal 2012. Based upon production for the horizontal development, and the oil being produced along with dry natural gas and natural gas liquids, the Company has approximately 27 Proven Undeveloped locations in the Cotton Valley sand for its June 30, 2012 SEC Reserve Report, following a couple of years in which no Cotton Valley sand Proved Undeveloped locations were included.

The “Revisions of previous estimates” amount of (51,465,506) Mcf in fiscal 2012 was primarily a result of the loss of Bossier/Haynesville shale Proved Undeveloped locations based on the current pricing environment. Based on updated performance rates and lower natural gas prices, downward revisions of an aggregate of 407,656 Mcf were made to the proved developed reserves of our Bossier/Haynesville shale horizontal wells and our Cotton Valley vertical wells.  A downward revision of an aggregate of 51,057,850 Mcf was recognized for the uneconomic Bossier/Haynesville shale Proved Undeveloped locations based on the current commodity pricing environment.

The “Extensions and discoveries” amount of 19,357,720 Mcf in fiscal 2012 was primarily due to new proved undeveloped offset locations in which the Company maintains a working interest based upon the ability to utilize 160 acre spacing per Unit for horizontally-drilled and completed Cotton Valley wells.  The reserve estimates attributable to these new proved undeveloped locations were listed under “Extensions and discoveries.”

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

•                  In accordance with SEC guidelines, the engineers’ estimates of future net revenues from our proved properties and the present value thereof for fiscal 2012 are made using the twelve-month average of the first-day-of-the-month reference prices as adjusted for location and quality differentials. Prior year estimates were not required to be restated and reflect previously disclosed estimates using year-end prices. These prices are held constant throughout the life of the properties. Oil and natural gas prices are adjusted for each lease for quality, contractual agreements, lease use shrinkage and regional price variations.

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

The following is the estimated standardized measure relating to proved oil and gas reserves at June 30, 2012, 2011 and 2010:

Table 1	2012	2011	2010
Future cash flows	$179,704,719	$261,446,375	$148,560,880
Future production costs	(32,485,700)	(43,345,400)	(22,826,320)
Future development costs	(72,969,420)	(126,835,250)	(32,813,060)
Future severance tax expense	(4,526,463)	(4,330,356)	(2,184,380)
Future income taxes	—	—	—
Future net cash flows	$69,723,136	$86,935,369	$90,737,120
Ten percent annual discount for estimated timing of net cash flows	(39,746,927)	(40,024,625)	(25,979,830)
Standardized measure of discounted future net cash flows	$29,976,209	$46,910,744	$64,757,290

The following is an analysis of changes in the estimated standardized measure of proved reserves during the years ended June 30, 2012, 2011 and 2010:

Table 2	2012	2011	2010
Changes from:
Sale of oil and gas produced	$(4,967,776)	$(4,275,771)	$(1,641,018)
Net changes in prices and production costs	(56,534,586)	(12,465,909)	8,664,461
Extensions and discoveries	24,472,000	19,367,520	16,205,860
Revision of previous quantity estimates	(17,572,834)	(6,450,989)	1,236,952
Accretion of discounts	4,691,074	6,475,729	1,080,239
Net change in income taxes	1,975,312	(2,178,009)	(324,157)
Disposals of reserves in place	—	—	(906,387)
Development costs incurred that reduced future development costs	—	(321,688)	(1,597,267)
Changes in future development costs	(42,558,894)	(604,579)	(330,545)
Changes in timing of production and other	73,561,169	(17,392,850)	31,566,762
Change in standardized measure	$(16,934,535)	$(17,846,546)	$53,954,900

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note K — Selected quarterly financial data (unaudited):

Summarized unaudited quarterly financial data for fiscal 2012 and 2011 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal 2012
Revenues	$1,416,036	$3,303,365	$1,273,919	$946,679	$6,939,999
Loss before income taxes	$(2,598,783)	$(2,661,177)	$(3,580,358)	$(3,650,314)	$(12,490,632)
Net loss	$(2,598,783)	$(2,661,177)	$(3,580,358)	$(3,650,314)	$(12,490,632)
Net loss available to common shareholders	$(2,818,825)	$(2,881,219)	$(3,797,413)	$(3,867,413)	$(13,364,871)
Net loss per common share - basic and diluted (1)	$(0.03)	$(0.04)	$(0.05)	$(0.05)	$(0.17)
Weighted average common shares outstanding	76,815,908	76,815,908	77,193,930	77,215,908	77,009,351

Fiscal 2011
Revenues	$839,824	$1,343,798	$2,261,227	$1,688,450	$6,133,299
Loss before income taxes	$(2,069,167)	$(2,273,351)	$(2,518,318)	$(3,428,400)	$(10,289,236)
Net loss	$(2,069,167)	$(2,273,351)	$(2,518,318)	$(3,428,400)	$(10,289,236)
Net loss available to common shareholders	$(2,277,867)	$(2,482,051)	$(2,722,419)	$(3,667,654)	$(11,149,991)
Net loss per common share - basic and diluted (1)	$(0.03)	$(0.03)	$(0.04)	$(0.05)	$(0.15)
Weighted average common shares outstanding	75,394,579	75,397,019	76,608,699	76,815,908	76,048,925

(1) The sum of the per share amounts per quarter does not equal the total year amount due to changes in the weighted average number of common shares outstanding in each quarter.

Note L — Subsequent Events:

On July 25, 2012, the Board of Directors for the Company unanimously agreed to pay the July 1, 2012 dividend to Langtry Mineral & Development, LLC (“Langtry”) one-hundred percent (100%) in 2,171 Series A preferred shares. This brings the total preferred shares outstanding to 111,295, as of September 10, 2012.

On September 12, 2012, Company issued a subordinated promissory note payable to Calvin A. Wallen, III, the Company’s Chairman of the Board and Chief Executive Officer, in the principal amount of $2,000,000, plus accrued and unpaid interest, in replacement of the prior subordinated promissory note dated December 18, 2009. The terms of the new note are consistent with the prior note, except that (a) interest will accrue rather than being payable on a monthly basis, and (b) the outstanding principal balance of the note, together with accrued and unpaid interest, is due and payable not later than January 1, 2013. Consistent with the prior note, the new note bears interest at the prime rate plus one percent (1%) and is subordinated to the indebtedness under the Company’s Credit Facility, as amended, with Wells Fargo Energy Capital, Inc.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note M — Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $13,364,871 during the year ended June 30, 2012, and as of that date, the Company’s current liabilities exceeded its current assets by $35,768,341 and its total liabilities exceeded its total assets by $8,168,521. Those factors, as well as the uncertain conditions that the Company faces regarding its loan agreements, create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company is developing a plan to reduce its liabilities through an expanded credit facility and issuance of additional stock to shareholders. The ability of the Company to continue as a going concern is dependent on acceptance of the plan by the Company’s bank creditors and the plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Formation (filed as Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 10, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Formation*.

3.3	Certificate of Designation (filed as Exhibit 3.2 to Registrant’s Form 8-K filed with the SEC on March 10, 2010).

3.4	Bylaws (filed as Exhibit 3.2 of the Company’s Form 10-KSB for the period ended June 30, 2000).

10.1	Credit Agreement dated March 5, 2007 by and between Cubic Energy, Inc. and Wells Fargo Capital, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed March 9, 2007).

10.2	Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc. dated March 5, 2007, issued to Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.4 to the Company’s Form 8-K on March 9, 2007).

10.3	First Amendment to Credit Agreement with Wells Fargo Energy Capital dated May 8, 2008 (filed as Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended March 31, 2008).

10.4

Second Amendment to Credit Agreement, dated December 18, 2009, by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 23, 2009).

10.5

Third Amendment to Credit Agreement dated August 30, 2010, by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed September 1, 2010).

10.6	Fourth Amendment to Credit Agreement, dated June18, 2012, by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 20, 2012).

10.7	Form of Subscription and Registration Rights Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed September 1, 2009).

10.8	Form of Warrant (filed as Exhibit 10.2 to the Company’s Form 8-K filed September 1, 2009).

10.9

Amended and Restated Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc., dated December 18, 2009, issued to Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.4 to the Company’s Form 8-K filed December 23, 2009).

10.10

Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc., dated December 18, 2009, issued to Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.5 to the Company’s Form 8-K filed December 23, 2009).

10.11

Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc., dated August 30, 2010, issued to Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed September 1, 2010).

10.12

Second Amended and Restated Registration Rights Agreement, dated as of August 30, 2010, by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc. (filed as Exhibit 10.3 to the Company’s Form 8-K filed September 1, 2010).

10.13	Employment Agreement with Calvin A. Wallen, III, dated February 29, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K on March 5, 2008) +.

10.14	Employment Agreement with Jon S. Ross dated February 29, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K on March 5, 2008) +.

10.15	Employment Agreement with Larry G. Badgley, dated January 14, 2011 (filed as Exhibit 10.1 to the Company’s Form 8-K on January 18, 2011) +.

10.16	Subordinated Promissory Note, dated as of September 12, 2012, by Cubic Energy, Inc., payable to Calvin A. Wallen, III (filed as Exhibit 10.1 to the Company’s Form 8-K filed September 12, 2012).

10.17	Subordinated Promissory Note, dated as of December 18, 2009, by Cubic Energy, Inc., payable to Calvin A. Wallen, III (filed as Exhibit 10.7 to the Company’s Form 8-K filed December 23, 2009).

10.18	Convertible Promissory Note payable to Wells Fargo Energy Capital, Inc. in the principal amount of $5,000,000 date June 18, 2012 (filed as Exhibit 10.2 to the Company’s Form 8-K filed June 20, 2012).

10.19	Promissory Note payable to Wells Fargo Energy Capital, Inc. in the maximum principal amount of $40,000,000 dated June 18, 2012 (filed in Exhibit 10.3 to the Company’s Form 8-K filed June 20, 2012).

10.20	Cubic Energy, Inc. 2005 Stock Option Plan (filed as Exhibit D to the Company’s Definitive Schedule 14A filed with the SEC on December 12, 2005) +.

10.21	Amendment to Cubic Energy, Inc. 2005 Stock Option Plan effective as of May 7, 2010(filed as Exhibit 10.37 to the Company’s Form 10-K filed September 28, 2010) +.

23.1	Consent of Philip Vogel & Co., PC*

23.2	Consent of NPC*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Calvin A. Wallen, III*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Larry G. Badgley*

32.1	Section 1350 Certification of Calvin A. Wallen, III*

32.2	Section 1350 Certification of Larry G. Badgley*

99.1	NPC Reserve Report summary letter*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

*                 File herewith

**          Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

+                 These exhibits are management contracts