Form 10-Q
period 2012-09-30
CUBIC ENERGY INC
filed 2012-11-14
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

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

As of October 31, 2012, the registrant had 77,215,908 shares of common stock, $0.05 par value, outstanding.

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

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended June 30, 2012 and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

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

PART I - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheet as of September 30, 2012, and the related condensed statements of operations, and of cash flows of Cubic Energy, Inc. (Company) for the three-month periods ended September 30, 2012 and 2011.  These financial statements are the responsibility of the Company’s management.

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

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note H to the interim financial statements, the Company has experienced recurring net losses from operations, has accumulated substantial deficits in working capital and stockholders’ equity, and has uncertainty regarding its ability to meet its loan obligations.  These factors raise substantial doubt about its ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Cubic Energy, Inc. as of June 30, 2012, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 28, 2012, we expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.  In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2012, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC
Certified Public Accountants

Dallas, Texas

November 14, 2012

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

Item 1.  Financial Statements

	September 30,	June 30,
	2012 (unaudited)	2012 (audited)
Assets
Current assets:
Cash and cash equivalents	$110,030	$275,527
Accounts receivable - trade	2,491,951	2,568,249
Due from affiliate	3,594	1,178
Other prepaid expenses	120,640	94,517
Total current assets	2,726,215	2,939,471
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	33,532,823	33,939,964
Office and other equipment	28,420	28,420
Property and equipment, at cost	33,561,243	33,968,384
Less accumulated depreciation, depletion and amortization	16,839,311	15,885,822
Property and equipment, net	16,721,932	18,082,562
Other assets:
Deferred loan costs, net	—	—
Other - Long term drilling credit	10,079,583	9,517,258
Total other assets	10,079,583	9,517,258
	$29,527,730	$30,539,291
Liabilities and stockholders’ equity
Current liabilities:
Notes payable - other (net of discounts)	$35,000,000	$35,000,000
Notes payable - due to affiliate	$2,000,000	$2,000,000
Accounts payable and accrued expenses	$2,369,632	$1,674,459
Due to affiliates	83,779	33,353
Total current liabilities	39,453,411	38,707,812
Long-term liabilities:
Notes payable	$—	$—
Note payable to affiliate	—	—
Total long-term liabilities	—	—
Stockholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; Series A - 8% preferred stock,$100 stated value, redeemable at $120 and covertible at $1.20 per common share, authorized 165,000 shares, 111,295 shares issued and outstanding at September 30, 2012, and 109,124 issued and outstanding at June 30, 2012	$1,113	$1,091
Additional paid-in capital	11,128,387	10,911,309
Common stock - $.05 par value; authorized 200,000,000 shares; issued and outstanding 77,215,908 shares at September 30, 2012 and 77,215,908 shares at June 30, 2012	3,860,797	3,860,797
Additional paid-in capital	55,976,855	55,963,830
Retained earnings’ (deficit)	(80,892,833)	(78,905,548)
Total stockholders’ equity	(9,925,681)	(8,168,521)
Total liabilities and stockholders’ equity	$29,527,730	$30,539,291

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	September 30,
	2012	2011
Revenues:
Oil and gas sales	$1,003,660	$1,416,036
Total revenues	$1,003,660	$1,416,036
Costs and expenses:
Oil and gas production, operating and development costs	799,528	331,909
General and administrative expenses	529,947	795,394
Depreciation, depletion and non-loan-related amortization	953,490	927,982
Total costs and expenses	2,282,965	2,055,285
Operating income (loss)	(1,279,305)	(639,249)

Non-operating income (expense):
Other income	19	1,364
Interest expense, including amortization of loan discount	(483,599)	(1,943,666)
Amortization of loan costs	—	(17,232)
Total non-operating income (expense)	(483,580)	(1,959,534)
Loss from operations before income taxes	(1,762,885)	(2,598,783)
Provision for income taxes	—	—
Net loss	$(1,762,885)	$(2,598,783)
Dividends on preferred shares	(224,400)	(220,042)
Net loss available to common shareholders	(1,987,285)	(2,818,825)
Net loss per common share - basic and diluted	$(0.03)	$(0.03)
Weighted average common shares outstanding	77,215,908	76,815,908

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net (loss)	$(1,762,885)	$(2,598,783)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	953,489	2,404,007
Stock and stock options issued for compensation	13,025	13,025
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	76,298	51,088
(Increase) decrease in other prepaid expenses	(26,123)	(8,166)
Increase (decrease) in accounts payable and accrued liabilities	687,873	62,272
Increase (decrease) in due to affiliates	46,251	12,747
Net cash provided (used) by operating activities	(12,072)	(63,810)

Cash flows from investing activities:
Acquisition and development of oil and gas properties	(155,184)	(27,548)
Increase (decrease) in capital portion of due to affiliates	1,759	—
Net cash provided (used) by investing activities	(153,425)	(27,548)

Cash flows from financing activities:
Proceeds from credit facility	—	—
Dividends paid	—	(125,890)
Loan costs incurred and other	—	—
Net cash provided (used) by financing activities	—	(125,890)

Net increase (decrease) in cash and cash equivalents	$(165,497)	$(217,248)

Cash and cash equivalents:
Beginning of period	275,527	1,542,248
End of period	$110,030	$1,325,000
Other information:
Cash interest paid on debt	$150,606	$484,874
Non-cash investing and financing activities:
Increase in prepaid drilling credit for acquisition and development of oil and gas properties	$562,325	$4,480,916
Warrants issued for loan costs	$—	$—
Preferred stock dividends accrued	$224,400	$220,042
Conversion of accrued dividend to Preferred Stock	$—	$113,300

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

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

Note B — Summary of Significant Account Policies:

Basis of presentation

The accounting policies followed by the Company are set forth in the Company’s notes to the financial statements that are a part of its Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of September 30, 2012, and for the three-month periods ended September 30, 2012, and 2011, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Potential dilutive securities (e.g., preferred stock, stock options and warrants and convertible debt) have been considered, but because the Company reported net losses in the three-month periods ended September 30, 2012 and 2011, their effects would be anti-dilutive. The weighted average number of common shares outstanding was 77,215,908 and 76,815,908 for the quarters ended September 30, 2012 and 2011, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

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

As consideration for the Drilling Credits, the Company (a) conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) issued to Langtry 10,350,000 shares of Company common stock and preferred stock with a stated value of $10,350,000, convertible into Company common stock at $1.20 per common share, with a five year conversion term. The preferred stock is entitled to cumulative dividends equal to 8% per annum, payable quarterly, which dividends may be paid in cash or in additional shares of preferred stock, at the Company’s discretion. As of September 30, 2012, the Company has issued 7,795 additional shares of preferred stock in lieu of dividends, 2,171 of which were issued during the quarter ended September 30, 2012. The preferred stock may be redeemed by the Company at any time, at a redemption price equal to 20% over the original issue price.

The consideration with respect to these transactions was determined pursuant to negotiations between the Company, Tauren and Langtry, and not pursuant to any formula. The foregoing transactions were approved by a special committee of the board of directors of the Company comprised exclusively of the Company’s non-employee directors.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(Unaudited)

Stock and option grants; Warrant exercises

Through the exercises of warrants, between January 7 and January 19, 2011, the Company issued an aggregate of 954,315 shares of common stock. Aggregate proceeds to the Company of the aforementioned stock issuances were $642,780, all of which has been used for working capital purposes.

On January 14, 2011, the Company entered into an employment agreement with its Chief Financial Officer, Larry G. Badgley.  The agreement provides for the grant of stock options, under the 2005 Stock Option Plan (the “Plan”), for the purchase of an aggregate of 288,667 shares of Company common stock.  These options have an exercise price of $1.20 per share and expire five years from their issue date.  One option, for the purchase of 15,667 shares, was fully vested upon grant.  The other option, for the purchase of 273,000 shares vested on October 1, 2012. We estimated the fair value of the options on the date of grant using the Black-Scholes valuation model to be $100,997.  We charged $13,025 of compensation expense for the three month period ending September 30, 2012 and estimate that $4,342 will be recognized in October 2012 at which time the options will be fully vested.

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

The expected term of the options represents the estimated period of time until exercise and is based on consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  For fiscal 2013, expected stock price volatility is based on the historical volatility of our common stock.

The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. Information regarding activity for stock options under the Plan is as follows:

		Weighted-average	Weighted average	Aggregate
		exercise price per	remaining contractual	intrinsic
	Number of shares	share	term (years)	value
Outstanding, June 30, 2012	288,667	$1.20
Options granted	0	0
Options exercised	0	0
Options forfeited/expired	0	0

Outstanding, September 30, 2012	288,667	1.20	3.0	$0.00

Exercisable, September 30, 2012	15,667	1.20	3.0	$0.00

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(Unaudited)

On January 17, 2011, the Company issued 460,000 shares of common stock to seven directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $538,200 based on the last sale price ($1.17 per share) on January11, 2011, on the NYSE — MKT of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

On January 4, 2012, the Company issued 400,000 shares of common stock to six directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $236,000 based on the last sale price ($0.59 per share) on January 4, 2012, on the NYSE — MKT of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

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

On December 18, 2009, the Company entered into a Second Amendment to the Credit Agreement with Wells Fargo, providing for a revolving credit facility of up to $40 million and a convertible term loan of $5 million (the “Amended Credit Agreement”). The borrowing base under the revolving credit facility was initially established at $25 million. The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, was scheduled to mature on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Amended Credit Agreement, the Company issued to Wells Fargo additional warrants, expiring on December 1, 2014, for the purchase of up to 5,000,000 shares of Company common stock, currently at an exercise price of $0.9911 per share, and extended the expiration date of the warrants to purchase 2,500,000 shares of Company common stock that were previously issued to Wells Fargo to December 1, 2014.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(Unaudited)

The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and the beneficial conversion feature based on their fair market values at the date of issuance. The fair market value assigned to the extension of warrants to purchase 2,500,000 shares of Company common stock was $923,302 and the value assigned to the issuance of the warrant to purchase the additional 5,000,000 shares of Company common stock was $8,031,896, which was recorded as an increase in additional paid-in capital relating to common stock. The difference in the fair value of the term loan and the face amount of $1,877,494 was recorded as an extinguishment of debt, offset by the amount of unamortized deferred loan cost and discounts associated with the original debt of $129,871.  The beneficial conversion feature equaled $5,027,494, which was reduced to $3,122,506 based on the limitation to the fair value of debt. The assignment of a value to the warrants and beneficial conversion feature as well as the write-down of the term loan to the fair value resulted in a total loan discount in the amount of $13,955,198 being recorded. The discount was amortized over the original term of the debt as provided in the Amended Credit Agreement, as additional interest expense. Amortization was $1,386,478 for the three month period ended September 30, 2011.  Amortization for the fiscal year ended June 30, 2012 was $5,515,769, at which time it was fully amortized.

In connection with the modification of the indebtedness, the Company recorded a gain on extinguishment of debt of $1,747,623.  Such amount includes the write-off of the unamortized deferred loan cost ($26,947), and the write-off of the remaining loan discount ($102,924).

Cubic incurred loan costs of $50,000 on the issuance of the debt and warrants. The amount was capitalized and allocated to the debt and was amortized over the original term of the debt. Amortization was $4,968 for the three month period ended September 30, 2011. Amortization for the fiscal year ended June 30, 2012 was $19,762.

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

The Company allocated the proceeds from the issuance of the debt to the warrants and the debt. The value assigned to the warrants of $516,882 was recorded as an increase in additional paid-in-capital relating to common stock. The assignment of a value to the warrants resulted in a loan discount being recorded. The discount amortization was over the original two-year term of the debt as additional interest expense. Amortization was $75,315 for the three month period ended September 30, 2011. Amortization for the fiscal year ended June 30, 2012 was $287,689.

Cubic incurred loan costs of $100,000 on the issuance of the debt and warrants. The amount allocable to the debt of $89,451 has been capitalized and is being amortized over the term of the debt. Amortization was $12,265 for the three month period ended September 30, 2011. Amortization for the fiscal year ended June 30, 2012 was $48,791.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(Unaudited)

On June 18, 2012, the Company entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with Wells Fargo providing for, among other things, an extension of the required repayment date to December 31, 2012. The Fourth Amendment also provides that the borrowing base under the Company’s revolving credit facility with Wells Fargo was reduced by seventy-five percent (75%) of the total of $12,179,853 received by the Company as part of the arbitration award in connection with the arbitration involving the Company, EXCO Operating Company, L.P. and BG US Production Company LLC. The Fourth Amendment also limits the Company’s ability to pay certain general and administrative expenses and to make certain cash dividends on its capital stock.

December 2009 subordinated debt issue and refinancing

On December 18, 2009, the Company issued a subordinated promissory note payable to Calvin A. Wallen, III, the Company’s Chairman of the Board and Chief Executive Officer, in the principal amount of $2,000,000 (the “Wallen Note”), which is subordinated to all Wells Fargo indebtedness. The Wallen Note bears interest at the prime rate plus one percent (1%), and originally provided for interest payable monthly. The Wallen Note was entered into with the consent of Wells Fargo. The proceeds of the Wallen Note were used to repay other indebtedness to the Company. On September 12, 2012 the Wallen Note was extended to provide that interest will accrue rather than be paid monthly, and principal and accrued and unpaid interest is due and payable on January 1, 2013.

Maturity of debt

Our debt to Wells Fargo, with a principal amount of $35,000,000, is due on December 31, 2012, and the Wallen Note, with a principle and of $2,000,000, is due January 1, 2013, and both are classified as a current debt.  As of September 30, 2012, we had a working capital deficit of $36,727,196. This level of negative working capital creates two concerns. One, it creates substantial doubt as to our ability to pay our obligations as they come due and remain a ‘going concern’.  Secondly, it might cause us to fail to regain compliance with the NYSE-MKT listing standards, and cause us to face potential delisting. We are negotiating with Wells Fargo and Mr. Wallen to extend the maturity date of these debts.  There can be no assurance that the Company will be able to negotiate such extensions.

Note F — Related party transactions:

An affiliated company, Tauren, which is owned 100% by Mr. Wallen, owns a working interest in the wells in which the Company owns a working interest. As of September 30, 2012 and June 30, 2012, Tauren owed the Company $9,156 and $2,730, respectively, for miscellaneous capital expenditures and general and administrative expenses paid by Tauren on the Company’s behalf.

In addition, there are twenty-three wells in which the Company owns a working interest that are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by Mr. Wallen. As of September 30, 2012 and June 30, 2012, the Company owed Fossil $169,480 and $56,123 respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $85,701 and $22,770 respectively, for oil and gas sales.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(Unaudited)

Note G — Subsequent Events

On October 2, 2012, the Company entered into a Settlement Agreement and Mutual Release with Tauren, EXCO and BG. The agreement provides that EXCO and BG shall (a) apply the Company’s prepaid drilling credits as provided in the agreement and place the Company in consent status on specified wells and (b) pay to the Company $12,179,853 in cash. Pursuant to the Fourth Amendment to Credit Agreement between the Company and Wells Fargo Energy Capital, Inc., $9,134,890 of such total amount was paid to Wells Fargo in order to reduce the borrowings under the Company’s revolving credit facility. The agreement also provides for mutual releases among the parties.

On October 25, 2012, the Board of Directors for the Company unanimously agreed to pay the October 1, 2012 dividend to Langtry Mineral & Development, LLC (“Langtry”) one-hundred percent (100%) in 2,244 Series A preferred shares. This brings the total preferred shares outstanding to 113,539, as of October 25, 2012.

Note H — Going Concern

The Company incurred a net loss of $13,364,871 during the year ended June 30, 2012, and as of that date, the Company’s current liabilities exceeded its current assets by $35,768,341 and its total liabilities exceeded its total assets by $8,168,521. The Company incurred a net loss of $1,987,285 during the three months ended September 30, 2012 and as of September 30, 2012 current liabilities exceeded its current assets by $36,727,196.Those factors, as well as the uncertain conditions that the Company faces regarding its loan agreements, create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company is developing a plan to reduce its current liabilities through an expanded credit facility and issuance of additional stock to shareholders. The ability of the Company to continue as a going concern is dependent on acceptance of the plan by the Company’s creditors and the plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three months ended September 30, 2012 and 2011 should be read in conjunction with our condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2012.

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

Results of Operations

	Three months ended
	September 30,
	2012	2011
Production Volumes:
Oil (Bbl)	111	181
Natural gas liquids (gallons)	6,389	13,218
Natural gas (Mcf)	353,540	360,422
Total (Mcfe)	355,118	363,393

Weighted Average Sales Prices:
Oil (per Bbl)	$88.04	$93.89
Natural gas liquids (per gallon)	$1.36	$1.84
Natural gas (per Mcf)	$2.79	$3.81

Selected Expenses per Mcfe:
Production costs	$0.61	$0.64
Workover expenses (non-recurring)	$—	$—
Severance taxes	$0.39	$(0.22)
Other revenue deductions	$1.25	$0.50
Total lease operating expenses	$2.25	$0.91
General and administrative expenses	$1.49	$2.19
Depreciation, depletion and amortization	$2.68	$2.55

Revenues

OIL AND GAS SALES decreased 29% to $1,003,660 for the quarter ended September 30, 2012 from $1,416,036 for the quarter ended September 30, 2011 primarily due to a decrease in natural gas prices during the 2012 quarter versus the 2011 quarter. The weighted average natural gas price we received in the 2012 quarter was $2.79 per Mcf versus $3.81 per Mcf in the 2011 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) increased 141% to $799,528 (80% of oil and gas sales) for the 2012 quarter from $331,909 (23% of oil and gas sales) for the 2011 quarter.  This increase is primarily due to increases of $262,992 of transportation and pipeline fees for the two new EXCO wells that went online during fiscal 2012 and $219,942 in natural gas production taxes due to the State of Louisiana’s two-year abatement period ending during fiscal 2011.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) decreased 33% to $529,947 for the 2012 quarter from $795,394 in the 2011 quarter primarily as a result of a decrease of $127,103 in legal fees needed to defend our assets against the EXCO/BG claims to not honor the Drilling Credits owed the Company; and a 20,397 reduction in travel expenses, an $18,816 reduction in salaries, a $11,133 reduction in reserve report fees and a $47,339 reduction in tax penalties for the quarter ended September 30,2012.

DEPRECIATION, DEPLETION AND NON-LOAN RELATED AMORTIZATION (“DD&A”) increased 3% to $953,490 in the 2012 quarter from $927,982 in the 2011 quarter primarily due to no new wells on line. No impairment loss was recognized during the quarters ended September 30, 2012 or 2011.

INTEREST EXPENSE decreased 75% to $483,599 in the 2012 quarter from $1,943,666 in the 2011 quarter primarily due to the full amortization of the debt discount on our debt to Wells Fargo prior to the 2012 quarter. The note payable discount amortization was $0 for the 2012 quarter and $1,458,793 for the 2011 quarter.

Capital Resources and Liquidity

Working Capital

The Company’s working capital deficit increased to $36,727,196 at September 30, 2012 from $35,768,341 at June 30, 2012, primarily due to the downturn in natural gas prices and increase in accounts payable.

The Company plans to fund its development and exploratory activities through cash on hand, cash provided from operations, and one of, or a combination of, the following potential transactions: a private placement of common or preferred stock; a public offering of common stock; a joint venture with an industry partner in which we would or could farm-out a to-be-determined percentage of our working interests in certain properties; a disposition of assets; or other transactions.

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

On June 13, 2012, the Judge for the 298th Judicial District Court in Dallas County, Texas (the “Court”) entered an Order Confirming this Arbitration Award, and asked the Arbitrators to determine the amount of attorney fees owed to the Company. On July 27, 2012, the Arbitrators issued their Award of Attorney Fees and Costs by Arbitration Panel. On September 12, 2012, the Court entered a final judgment in favor of the Company and against EXCO and BG in the amount of approximately $12,800,000. On October 2, 2012, the Company entered into a Settlement Agreement and Mutual Release with Tauren, EXCO and BG. This agreement provides that EXCO and BG shall (a) apply the Company’s prepaid drilling credits as provided in the agreement and place the Company in consent status on specified wells and (b) pay to the Company $12,179,853 in cash. Pursuant to the Fourth Amendment to Credit Agreement between the Company and Wells Fargo Energy Capital, Inc., $9,134,890 of such total amount was paid to Wells Fargo in order to reduce the borrowings under the Company’s revolving credit facility. This agreement also provides for mutual releases among the parties.

Our debt to Wells Fargo, with a principal amount of $35,000,000, as of September 30, 2012 and prior to the repayment of $9,134,890 referred to above, is due on December 31, 2012, and the Wallen Note, with a principle of $2,000,000, is due January 1, 2013, and both are classified as current debt.  As of September 30, 2012, we had a working capital deficit of $36,727,196. This level of negative working capital creates two additional concerns. One, it creates substantial doubt as to our ability to pay our obligations as they come due and remain a ‘going concern’.  Secondly, it might cause us to fail to regain compliance with the NYSE-MKT listing standards, and cause us to face potential delisting.

We successfully negotiated with Wells Fargo and Mr. Wallen to extend the maturity date of our Credit Agreement and the Wallen Note, which currently is December 31, 2012 and January 1, 2013, respectively.  There can be no assurance that the Company will be able to negotiate further extensions.

We expect production from wells drilled and completed in fiscal 2011 and 2012, together with additional wells that are expected to be completed during fiscal 2013, to provide cash flow to support additional drilling.  However, the Company cannot be certain that adequate funds will be available from cash on hand, operating cash flow, and the aforementioned potential transactions to fully fund the projected capital expenditures for fiscal 2013. Additionally, because future cash flows, the availability of borrowings, and the ability to consummate any of the aforementioned potential transactions are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company’s success in developing and producing new reserves, the uncertainty of financial markets and joint venture and merger and acquisition activity, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company’s development and exploration program, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploratory activities.

If we are unable to obtain such capital resources on a timely basis, the Company may not have the ability to fund its share of the development and exploratory activities being conducted by third-party operators. If a well is proposed by a third-party operator and the Company does not have the funds or the capital resources to participate in that well, the Company might not receive any revenue generated by that well, while still being required to fulfill the relevant royalty payment obligations to the mineral owner and other royalty holders.

The majority of our oil and gas reserves are undeveloped. As such, recovery of the Company’s future undeveloped proved reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures ranging from a minimum of approximately $15,000,000 to a maximum of approximately $35,000,000 will be made to further develop these reserves during fiscal 2013 (from currently available funds, additional borrowings, proceeds from the issuance of equity securities and projected cash from operating activities). Currently, our debt with Wells Fargo is approximately $26,000,000 and is due December 31, 2012, and our debt under the Wallen Note is $2,000,000 and is due January 1, 2013. We are continuing discussion to renegotiate these debts. Moreover, additional capital expenditures may be required for exploratory drilling on our undeveloped acreage. The Company may increase its planned activities for fiscal 2013, if the Company acquires oil properties or of natural gas. The Company has little or no control with respect to the timing of drilling by any of our third-party operators and the timing of drilling expenses incurred. Additional capital expenditures may be required for exploratory drilling on our undeveloped acreage.

The Company remains diligent in its pursuit of our strategic plan to restructure our debt and raise additional operating capital for leasehold acquisitions and development during fiscal 2013. However, the Company cannot give any assurance that any such acquisition will be completed.

No assurance can be given that all or any of these anticipated or possible capital expenditures will be completed as currently anticipated.  We will need substantive additional financing to continue to meet our obligations and fund our projected capital expenditures for fiscal 2013.  Any acquisition of additional leaseholds would require that we obtain additional capital resources.

Cash Flow

Our net decrease in cash and cash equivalents is summarized as follows:

	Three months ended
	September 30,
	2012	2011
Net cash provided (used) by operating activities	$(12,072)	$(63,810)
Net cash provided (used) by investing activities	(153,425)	(27,548)
Net cash provided (used) by financing activities	—	(125,890)
Net increase (decrease) in cash and cash equivalents	$(165,497)	$(217,248)

Operating Activities — During the quarter ended September 30, 2012, the Company used cash flows from operating activities of $12,072 as compared to $63,810 in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The primary driver of cash used in investing activities is capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the quarter ended September 30, 2012, we used net cash of $153,425 in investing activities. For the quarter ended September 30, 2011, we used net cash of $27,548 in investing activities.

Financing Activities — Net cash flows (used) and provided by financing activities were $0 and ($125,890) in the quarters ended September 30, 2012 and 2011, respectively. During the 2011 quarter, we received no proceeds, but we did pay accrued dividends on our preferred stock of $125,890.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended June 30, 2012.

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

Interest Rate Risk

As of September 30, 2012, we have an aggregate of $37,000,000 of current debt outstanding under our Credit Facility and the Wallen Note. The Credit Facility matures on December 31, 2012 and bears interest at the prime rate plus 2.0% and the Wallen Note matures on January 1, 2013 and bears interest at prime rate plus 1%, respectively. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at September 30, 2012, a 100 basis point change in interest rates would change our annual interest expense by approximately $370,000. We had no interest rate derivatives during the first quarter of fiscal 2012.

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

On October 2, 2012, the Company entered into a Settlement Agreement and Mutual Release with Tauren, EXCO and BG. The agreement provides that EXCO and BG shall (a) apply the Company’s prepaid drilling credits as provided in the agreement and place the Company in consent status on specified wells and (b) pay to the Company $12,179,853.40 in cash. Pursuant to the Fourth Amendment to Credit Agreement between the Company and Wells Fargo Energy Capital, Inc., $9,134,890.05 of such total amount was paid to Wells Fargo in order to reduce the borrowings under the Company’s revolving credit facility. The agreement also provides for mutual releases among the parties.

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

Item 1A. Risk Factors

None.

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

CUBIC ENERGY, INC.
(Registrant)

Date: November 14, 2012	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: November 14, 2012	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)