Form 10-Q
period 2012-12-31
CUBIC ENERGY INC
filed 2013-02-14
CIK 319156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2012

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

As of February 7, 2013, the registrant had 77,215,908 shares of common stock, $0.05 par value, outstanding.

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

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as well as other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

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

•                  our ability to maintain the listing of our common stock on the NYSE — MKT or other established trading market;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheet as of December 31, 2012, and the related condensed statements of operations for the three and six month periods ended December 31, 2012 and 2011, and of cash flows for the six month periods ended December 31, 2012 and 2011, of Cubic Energy, Inc. These financial statements are the responsibility of the Company’s management.

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

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note I to the interim financial statements, the Company has experienced recurring net losses from operations, has accumulated substantial deficits in working capital and stockholders’ equity, and has uncertainty regarding its ability to meet its loan obligations.  These factors raise substantial doubt about its ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC
Certified Public Accountants
Dallas, Texas
February 14, 2013

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2012 (unaudited)	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$1,755,733	$275,527
Accounts receivable - trade	689,533	2,568,249
Due from affiliate	—	1,178
Other prepaid expenses	93,427	94,517
Total current assets	2,538,693	2,939,471
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	33,589,248	33,939,964
Office and other equipment	30,227	28,420
Property and equipment, at cost	33,619,475	33,968,384
Less accumulated depreciation, depletion and amortization	17,672,630	15,885,822
Property and equipment, net	15,946,845	18,082,562
Other assets:
Other - Long-term drilling credit	—	9,517,258
Total other assets	—	9,517,258
	$18,485,538	$30,539,291
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Notes payable (net of discounts)	$25,865,110	$35,000,000
Note payable to affiliate	2,000,000	2,000,000
Accounts payable and accrued expenses	981,751	1,674,459
Due to affiliates	4,103	33,353
Total current liabilities	$28,850,964	$38,707,812
Long-term liabilities	—	—
Commitments and contingencies (see Note C)	—	—
Stockholders’ equity (deficit):
Preferred stock - $.01 par value; authorized 10,000,000 shares; Series A - 8% preferred stock, $100 stated value, redeemable at $120 and covertible at $1.20 per common share; authorized 165,000 shares; 113,539 shares issued and outstanding at December 31, 2012, and 109,123 issued and outstanding at June 30, 2012	$1,135	$1,091
Additional paid-in capital - Preferred Stock	11,352,765	10,911,309
Common stock - $.05 par value; authorized 120,000,000 shares; issued and outstanding 77,215,908 shares at December 31, 2012 and 77,215,908 shares at June 30, 2012	3,860,797	3,860,797
Additional paid-in capital - Common Stock	55,981,196	55,963,830
Accumulated deficit	(81,561,320)	(78,905,548)
Total stockholders’ equity (deficit)	(10,365,426)	(8,168,521)
	$18,485,538	$30,539,291

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues:
Oil and gas sales	$1,039,376	$3,303,365	$2,043,036	$4,719,401
Total revenues	$1,039,376	$3,303,365	$2,043,036	$4,719,401
Costs and expenses:
Oil and gas production, operating and development costs	453,787	691,438	1,253,315	1,023,347
General and administrative expenses	488,812	721,560	1,018,759	1,516,954
Depreciation, depletion and non-loan-related amortization	833,318	2,591,304	1,786,808	3,519,286
Total operating costs and expenses	1,775,917	4,004,302	4,058,882	6,059,587
Operating loss	(736,541)	(700,937)	(2,015,846)	(1,340,186)
Non-operating income (expense):
Other income	665,519	744	665,538	2,108
Interest expense, including amortization of loan discount	(368,564)	(1,943,752)	(852,163)	(3,887,418)
Amortization of loan costs	—	(17,232)	—	(34,464)
Total non-operating expense	296,955	(1,960,240)	(186,625)	(3,919,774)
Income (loss) from operations before income taxes	(439,586)	(2,661,177)	(2,202,471)	(5,259,960)
Provision for income taxes	—	—	—	—
Net income (loss)	$(439,586)	$(2,661,177)	$(2,202,471)	$(5,259,960)
Dividends on preferred shares	(228,900)	(220,042)	(453,300)	(440,084)
Net income (loss) available to common stockholders	$(668,486)	$(2,881,219)	$(2,655,771)	$(5,700,044)
Net income (loss) per common share - basic and diluted	$(0.01)	$(0.04)	$(0.03)	$(0.07)
Weighted average common shares outstanding	77,215,908	76,815,908	77,215,908	76,815,908

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net (loss)	$(2,202,471)	$(5,259,960)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	1,786,808	6,471,337
Stock issued for compensation	17,366	26,050
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	1,878,716	(1,168,941)
(Increase) decrease in other prepaid expenses	1,089	21,566
Increase (decrease) in accounts payable and accrued liabilities	(704,507)	62,692
Increase (decrease) in due to affiliates	(29,674)	29,203
Net cash provided (used) by operating activities	$747,327	$181,947
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(211,609)	(9,640)
Increase (decrease) in capital portion of due to affiliates	1,602	—
Purchase of office equipment	(1,807)	—
Reimbursment of advances on development costs	10,079,583	—
Net cash provided (used) by investing activities	$9,867,769	$(9,640)
Cash flows from financing activities:
Payment of Long-term debt	(9,134,890)	—
Dividends paid	—	(345,932)
Net cash provided (used) by financing activities	$(9,134,890)	$(345,932)
Net increase (decrease) in cash and cash equivalents	$1,480,206	$(173,625)
Cash and cash equivalents:
Beginning of period	275,527	1,542,248
End of period	$1,755,733	$1,368,623
Other information:
Cash interest paid on debt	$844,317	$969,820
Non-cash investing and financing activities:
Increase in prepaid drilling credit for acquisition and development of oil and gas properties	562,325
Use of prepaid drilling credit	—	7,880,140
Preferred stock dividends accrued	453,300	440,084
Conversion of accrued dividend to Preferred Stock	217,100	113,200

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

(Unaudited)

Note A — Organization:

Cubic Energy, Inc., a Texas corporation (the “Company” or “Cubic”), is an independent upstream energy company engaged in the development and production of, and exploration for, crude oil and natural gas. The Company’s oil and gas assets and activities are concentrated in Louisiana and Texas.

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

The financial information included herein as of December 31, 2012, and for the three and six month periods ended December 31, 2012, and 2011, are unaudited, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Potential dilutive securities (e.g., preferred stock, stock options and warrants and convertible debt) have been considered, but because the Company reported net losses in the three and six month periods ended December 31, 2012 and 2011, their effects would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding was 77,215,908 and 76,815,908 for the quarters ended December 31, 2012 and 2011, respectively, and 77,215,908 and 76,815,908 for the six month periods ended December 31, 2012 and 2011, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

(Unaudited)

Note C — Commitments and Contingencies:

Exchange Listing

On December 27, 2011, February 24, 2012 and March 2, 2012, the Company received letters from NYSE - MKT, LLC (the “Exchange”) stating that the Company is not in compliance with the following requirements of the Exchange’s Company Guide:

•                  Section 1003(a)(i), because the Company has stockholders’ equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of its three most recent fiscal years;

•                  Section 1003(a)(ii), because the Company has stockholders equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years;

•                  Section 1003(a)(iii), because the Company has stockholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in five consecutive fiscal years; and

•                  Sections 1003(a)(iv), because the Company has sustained substantial losses, or its financial condition has become so impaired, that the Exchange believes that it appears questionable that the Company will be able to continue operations and/or meet its obligations as they mature.

The Company submitted a plan to the Exchange detailing how it intends to regain compliance with the Company Guide. The Exchange accepted the compliance plan, and granted the Company an extension until June 27, 2013 to evidence its compliance with Sections 1003(a)(i)-(iii), and until December 31, 2012 to evidence compliance with Section 1003(a)(iv).  On January 25, 2013, the Company received a letter from the Exchange indicating that, based upon the Company’s failure to demonstrate that it cured its financial impairment, and failed to present a reasonable basis to conclude that it can regain full compliance by June 27, 2013, the Company’s common stock is subject to delisting from the Exchange.  The Company has filed an appeal of the determination by requesting a hearing before the Listing Qualifications Panel of the Exchange’s Committee on Securities (the “Panel”), which request will stay the delisting determination until at least such time as the Panel renders a determination following the hearing.  The hearing is scheduled for April 3, 2013.  The Company is taking steps to address the deficiencies raised by the Exchange; however, there can be no assurance that the Company’s appeal will ultimately be successful.  If the Company is not able to maintain the listing of its common stock on the Exchange, or other recognized securities exchange, the liquidity of the common stock would suffer, and the Company would be further limited in its ability to issue debt or equity to refinance its debt as it comes due or raise capital to fund ongoing operations.

EXCO/BG Dispute

On May 18, 2011, EXCO Operating Company, LP (“EXCO”) and BG US Production Company, LLC (“BG”) informed the Company that they do not intend to honor the balance of the Drilling Credits (as defined in Note D), which was approximately $18 million at that time. This dispute was submitted to binding arbitration during the week of January 9, 2012 and a ruling was issued on March 9, 2012.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

(Unaudited)

In addition to dismissing all claims of EXCO and BG with prejudice, the arbitrators’ award provided the following:

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

On June 13, 2012, the 298th Judicial District Court in Dallas County, Texas (the “Court”) entered an Order Confirming this Arbitration Award, and asked the arbitrators to determine the amount of attorney fees owed to the Company. On July 27, 2012, the arbitrators issued their Award of Attorney Fees and Costs.  On September 12, 2012, the Court entered a final judgment in favor of the Company and against EXCO and BG in the amount of approximately $12,800,000.

On October 2, 2012, the Company entered into a Settlement Agreement and Mutual Release with Tauren Exploration, Inc. (“Tauren”, which was a party to the dispute and is an entity wholly owned by Calvin A. Wallen, III, our Chairman and Chief Executive Officer), EXCO and BG. This agreement provides that EXCO and BG shall (a) apply the Drilling Credits as provided in the agreement and place the Company in consent status on specified wells and (b) pay to the Company $12,179,853 in cash.  The agreement also provides for mutual releases among the parties.  Pursuant to the Fourth Amendment to Credit Agreement between the Company and Wells Fargo Energy Capital, Inc., $9,134,890 of such amount was paid to Wells Fargo when received by EXCO and BG in order to reduce the borrowings under the Company’s revolving credit facility with the balance of the cash received by the company. The settlement included reimbursement of legal and arbitration expenses in the amount $677,303, which are reported as other income in the interim financial statements.

Note D — Stockholders’ Equity:

Stock issuances

In August 2009, the Company entered into Subscription and Registration Rights Agreements (“Subscription Agreements”) with certain investors pursuant which, the Company issued an aggregate of 2,104,001 shares of common stock and warrants exercisable into 1,052,000 shares of common stock. The warrants are exercisable through July 31, 2014, currently at $0.8389 per share. With respect to certain of such issuances, the Company paid broker-dealer commissions in the aggregate amount of $59,500. Pursuant to the Subscription Agreements, the investors paid aggregate consideration of approximately $1,788,400, net of commissions, which has been used for working capital purposes.

On November 24, 2009, the Company entered into transactions with Tauren and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Calvin Wallen III, the Chief Executive Officer of the Company, under which the Company acquired $30,952,810 in pre-paid drilling

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

(Unaudited)

credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana through wells drilled by EXCO and BG.

As consideration for the Drilling Credits, the Company (a) conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) issued to Langtry 10,350,000 shares of Company common stock and preferred stock with a stated value of $10,350,000, convertible into Company common stock at $1.20 per common share, with a five year conversion term. The preferred stock is entitled to cumulative dividends equal to 8% per annum, payable quarterly, which dividends may be paid in cash or in additional shares of preferred stock, at the Company’s discretion. As of December 31, 2012, the Company has issued 10,039 additional shares of preferred stock in lieu of dividends, 2,244 of which were issued during the quarter ended December 31, 2012.The preferred stock may be redeemed by the Company at any time, at a redemption price equal to 20% over the original issue price.

The consideration with respect to the transactions among the Company, Tauren and Langtry was determined pursuant to negotiations among the Company, Tauren and Langtry, and not pursuant to any formula. These transactions were approved by a special committee of the board of directors of the Company comprised exclusively of the Company’s non-employee directors.

Stock  and option grants

On January 14, 2011, the Company entered into an employment agreement with its Chief Financial Officer, Larry G. Badgley.  The agreement provides for the grant of stock options, under the 2005 Stock Option Plan (the “Plan”), for the purchase of an aggregate of 288,667 shares of Company common stock.  These options have an exercise price of $1.20 per share and expire five years from their issue date.  One option, for the purchase of 15,667 shares, was fully vested upon grant.  The other option, for the purchase of 273,000 shares vested on October 1, 2012. We estimated the fair value of the options on the date of grant using the Black-Scholes valuation model to be $100,997.  We charged $4,342 of compensation expense for the three month period ending December 31, 2012 and $13,025 for the three month period ending December 31, 2011, and $17,366 for the six month period ending December 31, 2012 and $26,050 for the six month period ending December 31, 2011.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

(Unaudited)

Information regarding activity for stock options under the Plan is as follows:

`	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, June 30, 2012	288,667	$1.20
Options granted	—	—
Options exercised	—	—
Options forfeited/expired	—	—

Outstanding, December 31, 2012	288,667	1.20	2.75	$—

Exercisable, December 31, 2012	288,667	$1.20	2.75	$—

On January 4, 2012, the Company issued 400,000 shares of common stock to six directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $236,000 based on the last sale price ($0.59 per share) on January 4, 2012, on the Exchange of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

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

The Company recorded no impairment loss on oil and gas properties for the three or six months ended December 31, 2012 or 2011.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

(Unaudited)

In connection with entering into the Credit Facility, the Company issued to Wells Fargo warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock. As of December 31, 2012, the exercise price was reduced to $0.20 per share, and the expiration date was extended to December 1, 2017.

On December 18, 2009, the Company entered into a Second Amendment to the Credit Agreement with Wells Fargo, providing for a revolving credit facility of up to $40 million and a convertible term loan of $5 million (the “Amended Credit Agreement”). The borrowing base under the revolving credit facility was initially established at $25 million. The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, was originally scheduled to mature on July 1, 2012 and was secured by substantially all of the assets of the Company. In connection with entering into the Amended Credit Agreement, the Company issued to Wells Fargo additional warrants, originally scheduled to expire on December 1, 2014, for the purchase of up to 5,000,000 shares of Company common stock and extended warrants to purchase 2,500,000 shares of Common stock that were previously issued to Wells Fargo. As of December 31, 2012, the exercise price for each of those warrants was reduced to $0.20 per share, and the expiration date was extended to December 1, 2017.

In connection with entering into the Amended Credit Agreement, the Company allocated the proceeds from the issuance of the debt to the warrants, the debt and the beneficial conversion feature based on their fair market values at the date of issuance. The fair market value assigned to the extension of warrants to purchase 2,500,000 shares of Company common stock was $923,302 and the value assigned to the issuance of the warrant to purchase the additional 5,000,000 shares of Company common stock was $8,031,896, which was recorded as an increase in additional paid-in capital relating to common stock. The difference in the fair value of the term loan and the face amount of $1,877,494 was recorded as an extinguishment of debt, offset by the amount of unamortized deferred loan cost and discounts associated with the original debt of $129,871.  The beneficial conversion feature equaled $5,027,494, which was reduced to $3,122,506 based on the limitation to the fair value of debt. The assignment of a value to the warrants and beneficial conversion feature as well as the write-down of the term loan to the fair value resulted in a total loan discount in the amount of $13,955,198 being recorded. The discount was amortized over the term of the debt as additional interest expense. Amortization was and $1,386,478 for the three month periods ended December 31, 2011, and $2,772,956 for the six month periods ended December 31, 2011. Amortization for the fiscal year ended June 30, 2012 was $5,515,769, at which time it was fully amortized.

In connection with the modification of the indebtedness pursuant to the Amended Credit Agreement, the Company recorded a gain on extinguishment of debt of $1,747,623.  Such amount includes the write-off of the unamortized deferred loan cost ($26,947), and the write-off of the remaining loan discount ($102,924).

Cubic incurred loan costs of $50,000 on the issuance of the debt and warrants. The amount was capitalized and allocated to the debt and was amortized over the term of the debt. Amortization was $4,968 for the three month period ended December 31, 2011 and $9,936 for the six month period ended December 31, 2011. Amortization for the fiscal year ended June 30, 2012 was $19,762, at which time it was fully amortized.

On August 30, 2010, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) with Wells Fargo providing for an increase in the borrowing base for the Company’s revolving credit facility from $25 million to $30 million. The Company borrowed the full amount of the increase in the borrowing base. The indebtedness under the Credit Facility, bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, was originally scheduled to

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

(Unaudited)

mature on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Third Amendment, the Company issued to Wells Fargo additional warrants, scheduled to expire on December 1, 2014, for the purchase of up to 1,000,000 shares of the Company’s common stock, originally at an exercise price of $1.00 per share. As of December 31, 2012, the exercise price was reduced to $0.20 per share. Loan discounts of $527,430 were recognized.

The Company allocated the proceeds from the issuance of the debt to the warrants and the debt. The value assigned to the warrants of $516,882 was recorded as an increase in additional paid-in-capital relating to common stock. The assignment of a value to the warrants resulted in a loan discount being recorded. The discount amortization is over the two-year term of the debt as additional interest expense. Amortization was $75,315 for the three month period ended December 31, 2011, and was $144,630 for the six month period ended December 31, 2011. Amortization for the fiscal year ended June 30, 2012 was $287,689, at which time it was fully amortized.

Cubic incurred loan costs of $100,000 on the issuance of the debt and warrants. The amount allocable to the debt of $89,451 has been capitalized and is being amortized over the term of the debt. Amortization was $0 and $12,265 for the three month periods ended December 31, 2012 and 2011, respectively, and was $0 and $34,464 for the six month periods ended December 31, 2012 and 2011, respectively.  Amortization for the fiscal year ended June 30, 2012 was $48,791, at which time it was fully amortized.

Effective December 31, 2012 the Company received an extension until March 31, 2013 of the due date of debt under the Credit Facility, including both the $5,000,000 Term Loan and the outstanding amounts of approximately $20,870,000 under the Revolving Note. The amendment, among other things, required that the Company pay a renewal fee/loan costs of $260,000, these fees were incurred on the renewal of the debt and re-pricing of the warrants to Wells Fargo. These fees will be amortized during the quarter ending March 31, 2013. In connection with the amendment, warrants held by Wells Fargo, which are convertible into 8.5 million shares of the Company’s common stock, are modified to provide for an exercise price of $0.20 per share and a termination date of December 1, 2017. The effect will be recorded during the quarter ended March 31, 2013 upon execution.

The amendment also provides that if the Company does not consummate a substantive transaction involving the acquisition of leases and/or minerals with oil and/or natural gas liquids by March 31, 2013, the Company agrees to the payment of an additional loan fee of $260,000. Should the Term Loan and Revolver Note not be repaid by March 31, 2013, the Company has agreed to re-price the conversion price of the Term Note to $0.20 per share.

December 2009 subordinated debt issue and refinancing

On December 18, 2009, the Company issued a subordinated promissory note payable to Calvin A. Wallen, III, the Company’s Chairman of the Board and Chief Executive Officer, in the principal amount of $2,000,000 which is subordinated to all Wells Fargo indebtedness. The Wallen Note bears interest at the prime rate plus one percent (1%), and originally provided for interest payable monthly. The Wallen Note was entered into with the consent of Wells Fargo. The proceeds of the Wallen Note were used to repay other indebtedness to the Company. On September 12, 2012 the Wallen Note was extended to provide that interest will accrue rather than be paid monthly, and principal and accrued and unpaid interest was scheduled to be due and payable on January 1, 2013.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

(Unaudited)

On January 1, 2013 the Company received an extension until April 1, 2013 as to the due date of its debt of $2,000,000 under the Wallen Note. There was no consideration paid to Mr. Wallen in connection with this extension. This note was extended in conjunction with the extension of the Credit Facility

Maturity of debt

Our debt to Wells Fargo, with a principal amount of $25,865,110, is due on March 31, 2013, and the Wallen Note, with a principle and of $2,000,000, is due April 1, 2013, and both are classified as a current debt. As of December 31, 2012, we had a working capital deficit of $26,312,271. This level of negative working capital creates two concerns. One, it creates substantial doubt as to our ability to pay our obligations as they come due and remain a ‘going concern’.  Secondly, it caused us to fail to regain compliance with the Exchange listing standards, and we face potential delisting, The Panel has scheduled the Company’s hearing for April 3, 2013.  We will continue negotiating with Wells Fargo and Mr. Wallen to either payoff or paydown these debts and extend their respective maturity dates.  There can be no assurance that the Company will be able to negotiate such extensions.

Note G — Related Party Transactions:

An affiliated company, Tauren, which is owned 100% by the Company’s President and Chief Executive Officer, Calvin A. Wallen III, owns working interests in oil and gas properties in which the Company owns working interests. As of December 31, 2012, the Company owed Tauren $2,506 and June 30, 2012, the Company owed Tauren $7,143 for revenue, miscellaneous capital expenditures and general and administrative expenses paid by Tauren on the Company’s behalf.

In addition, certain oil and gas properties in which the Company owns a working interest were operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by Mr. Wallen. As of December 31, 2012 and June 30, 2012, the Company owed Fossil $41,204 and $56,123 respectively, and the Company was owed by Fossil $32,465 and $22,770 respectively, for oil and gas sales.

Note H — Subsequent Events:

On January 24, 2013, the Company issued 72,500 shares of common stock to four directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $15,225 based on the last sale price ($0.21 per share) on January 24, 2013, on the NYSE - MKT of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

On January 24, 2013, the Company issued 2,289 shares of Series A preferred stock to Langtry, an affiliate of Mr. Wallen, as the payment of dividends due to Langtry with respect to the Series A preferred stock it holds. The total number of preferred shares outstanding following such dividend is 113,539.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

(Unaudited)

Effective December 31, 2012 the Company received an extension until March 31, 2013 of the due date of debt under the Credit Facility, including both the $5,000,000 Term Loan and the outstanding amounts of approximately $20,870,000 under the Revolving Note. The amendment, among other things, required that the Company pay a renewal fee/loan costs of $260,000, which fees were incurred on the renewal of the debt and re-pricing of the warrants to Wells Fargo. These fees will be amortized during the quarter ending March 31, 2013. In connection with the amendment, warrants held by Wells Fargo, which are convertible into 8.5 million shares of the Company’s common stock, are modified to provide for an exercise price of $0.20 per share and a termination date of December 1, 2017. The re-pricing of these warrants will be recorded upon execution during the quarter ending March 31, 2013. We calculated the incremental value of the re-priced warrants to be approximately $900,000 using the Black-Scholes valuation model. This amount will be recorded as debt discount and amortized over the remaining term of the debt during the quarter ending March, 31, 2013.

The fair value of warrants at the date of grant was estimated using the following weighted-average assumptions for fiscal 2013: (a) no dividend yield on our common stock, (b) expected stock price volatility of 70%, (c) a discount rate of 1.00% and (d) an expected warrant term of 2 years.

On January 25, 2013, the Company received notice from the Exchange, based upon the Company’s continued non-compliance with the stockholders’ equity requirements for continued listing as set forth in Sections 1003(a)(i-iii) of the Exchange’s Company Guide and the Exchange’s concerns regarding the Company’s financial viability with respect to maturing obligations, as set forth in Section 1003(a)(iv) of the Exchange’s Company Guide, the Company’s common stock is subject to delisting from the Exchange. The Company filed an appeal of the determination by requesting an oral hearing before the Listing Qualifications Panel of the Exchange’s Committee on Securities, which stays the delisting determination until at least such time as the Panel renders a determination following the hearing, which is scheduled for April 3, 2013. The Company is taking steps to address the deficiencies raised by the Exchange; however, there can be no assurance that the Company’s appeal will ultimately be successful.

Note I — Going Concern

The Company incurred a net loss of $13,364,871 during the year ended June 30, 2012, and as of that date, the Company’s current liabilities exceeded its current assets by $35,768,341 and its total liabilities exceeded its total assets by $8,168,521. The Company incurred a net loss of $668,486 during the three months and $2,655,771 during the six months ended December 31, 2012, and as of December 31, 2012 current liabilities exceeded its current assets by $26,312,271.Those factors, as well as the uncertain conditions that the Company faces regarding its loan agreements, create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company is developing plans to reduce its current liabilities that may include an expanded credit facility that would extend the maturity date of the Company’s debt and some type of issuance of additional equity or debt. The ability of the Company to continue as a going concern is dependent on several factors including the plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three and six months ended December 31, 2012 and 2011 should be read in conjunction with our condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2012.

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

We share our Northwest Louisiana acreage with Goodrich Petroleum Corporation, Chesapeake Energy Corporation, Petrohawk Energy Corporation, El Paso E&P Company, L.P., Indigo Minerals, LLC and to the greatest extent with both BG and EXCO, and all of these companies are third-party operators working on our shared acreage. As a result of this activity, we saw improved production volumes in each of the last three fiscal years.

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

Results of Operations

For the Three Months ended December31, 2012 and 2011

	Three months ended December 31,		Change
	2012	2011	Amount	%
Production Volumes:
Oil (Bbl)	264	153	111	73%
Natural gas liquids (gallons)	12,729	9,498	3,231	34%
Natural gas (Mcf)	306,729	990,242	(683,513)	-69%
Total (Mcfe)	310,132	992,518	(682,386)	-69%

Weighted Average Sales Prices:
Oil (per Bbl)	$83.85	$98.13	$(14.28)	-15%
Natural gas liquids (per gallon)	$1.33	$1.71	$(0.38)	-22%
Natural gas (per Mcf)	$3.26	$3.30	$(0.04)	-1%

Selected Expenses per Mcfe:
Production costs	$0.83	$0.31	$0.52	164%
Workover expenses (non-recurring)	$0.05	$0.03	$0.02	78%
Severance taxes	$0.05	$(0.05)	$0.10	-187%
Other revenue deductions	$0.52	$0.40	$0.12	31%
Total lease operating expenses	$1.45	$0.70	$0.77	110%
General and administrative expenses	$1.58	$0.73	$0.86	118%
Depreciation, depletion and amortization	$2.69	$2.61	$0.08	3%

Revenues

OIL AND GAS SALES decreased 69% to $1,039,376 for the quarter ended December 31, 2012 from $3,303,365 for the quarter ended December 31, 2011 primarily due to lower gas volumes resulting from no additional non-operated wells being online in the 2012 quarter versus the 2011 quarter. We received an average natural gas price of $3.26 per Mcf in the 2012 quarter versus $3.30 in the 2011 quarter.

OTHER INCOME

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS decreased 34% to $453,787 (44% of oil and gas sales) for 2012 from $691,438 (21% of oil and gas sales) for 2011, primarily due to no new wells coming on-line during the 2012 quarter.

GENERAL AND ADMINISTRATIVE EXPENSES decreased 32% to $488,812 for 2012 from $721,560 in 2011, primarily due to a decrease of $283,147 in legal fees/expenses directly related to the EXCO/BG arbitration activities which was partially offset by $100,000 application fee paid to Durham Capital as part of the Company’s debt restructuring efforts during the three months ended December 31, 2012 as compared to the 2011 period. During this 2012 quarter, the Company received $677,330 of reimbursement for legal and arbitration expenses. These were recorded as other income.

DEPRECIATION, DEPLETION AND NON-LOAN RELATED AMORTIZATION decreased 68% to $833,318 in 2012 from $2,591,304 in 2011. The decrease was primarily due to no new drilling and production by our third-party operators during the three months ended December 31, 2012 as compared to December 31, 2011.

INTEREST EXPENSE decreased 81% to $368,564 in 2012 from $1,941,972 in 2011 primarily due to the loan discount becoming fully amortized in June 2012 and our reduced weighted-average debt (before discounts) of $28,361,571 for the 2012 quarter from $37,000,000 during the 2011 quarter. The fourth amendment of the Credit Facility with Wells Fargo resulted in a loan discount being recorded. The discount had been amortized over the amended three-year term of the debt as additional interest expense, with $1,458,793 being recorded in the 2011 quarter.

For the Six Months ended December 31, 2012 and 2011

	Six months ended
	December 31,		Change
	2012	2011	Amount	%
Production Volumes:
Oil (Bbl)	375	334	41	12%
Natural gas liquids (gallons)	19,118	22,716	(3,598)	-16%
Natural gas (Mcf)	660,269	1,350,663	(690,395)	-51%
Total (Mcfe)	665,249	1,355,910	(690,660)	-51%

Weighted Average Sales Prices:
Oil (per Bbl)	$85.09	$95.83	$(10.74)	-11%
Natural gas liquids (per gallon)	$1.34	$1.78	$(0.44)	-25%
Natural gas (per Mcf)	$3.01	$3.44	$(0.43)	-13%

Selected Expenses per Mcfe:
Production costs	$0.68	$0.40	$0.28	72%
Workover expenses (non-recurring)	$0.06	$0.03	$0.03	84%
Severance taxes	$0.23	$(1.00)	$1.22	-211%
Other revenue deductions	$0.91	$0.42	$0.49	131%
Total lease operating expenses	$1.87	$(0.15)	$2.03	-1321%
General and administrative expenses	$1.88	$0.75	$1.14	151%
Depreciation, depletion and amortization	$2.69	$2.60	$0.08	3%

Revenues

OIL AND GAS SALES decreased 57% to $2,043,036 for the six months ended December 31, 2012 from $4,719,401 for the six months ended December 31, 2011, primarily due to decreased gas production by our third-party operators in the 2012 period versus the 2011 period. We received an average natural gas price of $3.01 per Mcf in the 2012 period versus $3.44 in the 2011 period.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS increased 22% to $1,253,315 (61% of oil and gas sales) for 2012 from $1,023,347 (22% of oil and gas sales) for 2011, primarily due to a $288,834 increase in production/severance taxes created by the ending of a two-year abatement period and a $30,269 increase in transportation and pipeline fees.   These increases were partially offset by decreases in the lease operating, field operating and workover expenses totaling $89,242.

GENERAL AND ADMINISTRATIVE EXPENSES decreased 33% to $1,018,759 for 2012 from $1,516,954 for 2011 primarily due to a decrease of $410,250 in legal fees/expenses directly related to the EXCO/BG arbitration activities and a reduction in salaries of $39,605 during the six months ended December 31, 2012 as compared to the 2011 period. During this 2012 period, the Company received $677,330 of reimbursement for legal and arbitration expenses. These were recorded as other income.

DEPRECIATION, DEPLETION AND AMORTIZATION decreased 49% to $1,786,808 in 2012 from $3,519,286 in 2011. The decrease was primarily due to decreased drilling and production by our third-party operators during the six months ended December 31, 2012 as compared to December 31, 2011.

INTEREST EXPENSE decreased 78% to $852,163 in 2012 from $3,887,418 in 2011 primarily due to the loan discount becoming fully amortized in June 2012 and to our reduced weighted average debt balance (before discounts) for the six months ended December 31, 2012 of $32,680,786, as compared to $37,000,000 in the six months ended December 31, 2011. The fourth amendment of the Credit Facility with Wells Fargo resulted in a loan discount being recorded. The discount had been amortized over the amended three-year term of the debt as additional interest expense, with $2,917,586 being recorded for the six months ended December 31, 2011.

Capital Resources and Liquidity

Working Capital

The Company’s working capital deficit decreased to $26,312,271 at December 31, 2012 from $35,768,341 at June 30, 2012, primarily due to the receipt of the refund of the prepaid drilling credits of $10,079,583.

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

On May 18, 2011, EXCO and BG informed the Company that they did not intend to honor the balance of the Drilling Credits, which was approximately $18 million at that time. This dispute was submitted to binding arbitration during the week of January 9, 2012 and a ruling was issued on March 9, 2012.

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

On June 13, 2012, the 298th Judicial District Court in Dallas County, Texas (the “Court”) entered an Order Confirming this Arbitration Award, and asked the arbitrators to determine the amount of attorney fees owed to the Company. On July 27, 2012, the arbitrators issued their Award of Attorney Fees and Costs.  On September 12, 2012, the Court entered a final judgment in favor of the Company and against EXCO and BG in the amount of approximately $12,800,000.

On October 2, 2012, the Company entered into a Settlement Agreement and Mutual Release with Tauren Exploration, Inc. (“Tauren”, which was a party to the dispute and is an entity wholly owned by Calvin A. Wallen, III, our Chairman and Chief Executive Officer), EXCO and BG. This agreement provides that EXCO and BG shall (a) apply the Drilling Credits as provided in the agreement and place the Company in consent status on specified wells and (b) pay to the Company $12,179,853 in cash.  The agreement also provides for mutual releases among the parties.  Pursuant to the Fourth Amendment to Credit Agreement between the Company and Wells Fargo Energy Capital, Inc., $9,134,890 of such amount was paid to Wells Fargo when received by EXCO and BG in order to reduce the borrowings under the Company’s revolving credit facility with the balance of the cash received by the company. The settlement included reimbursement of legal and arbitration expenses in the amount $677,303, which are reported as other income in the interim financial statements.

Our debt to Wells Fargo, with a principal amount of $25,865,110, as of December 31, 2012, and the Wallen Note, with a principle of $2,000,000, are classified as current debt.  As of December 31, 2012, we had a working capital deficit of $26,312,271. This level of negative working capital creates two additional concerns. One, it creates substantial doubt as to our ability to pay our obligations as they come due and remain a ‘going concern’.  Secondly, it caused us to fail to regain compliance with the Exchange listing standards, and we face potential delisting, The Panel has scheduled the Company’s hearing for April 3, 2013. We successfully negotiated with Wells Fargo and Mr. Wallen to extend the maturity date of our Credit Agreement and the Wallen Note, which currently is March 31, 2013 and April 1, 2013, respectively.  There can be no assurance that the Company will be able to negotiate further extensions.

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

If Exchange compliance is not achieved, the Company will be limited in our ability to issue equity to refinance debt obligations as they come due or raise monies to fund ongoing operation needs in excess of cash on hand.

The majority of our oil and gas reserves are undeveloped. As such, recovery of the Company’s future undeveloped proved reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures ranging from a minimum of approximately $5,000,000 to a maximum of approximately $15,000,000 will be made to further develop these reserves during fiscal 2013 (from currently available funds, additional borrowings, proceeds from the issuance of equity securities and projected cash from operating activities). Currently, our debt with Wells Fargo is approximately $26,000,000 and is due March 31, 2013, and our debt under the Wallen Note is $2,000,000 and is due April 1, 2013. We are continuing discussion to renegotiate these debts. Moreover, additional capital expenditures may be required for exploratory drilling on our undeveloped acreage. The Company may increase its planned activities for fiscal 2013, if the Company acquires oil properties or of natural gas. The Company has little or no control with respect to the timing of drilling by any of our third-party operators and the timing of drilling expenses incurred. Additional capital expenditures may be required for exploratory drilling on our undeveloped acreage.

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

Cash Flow

Our net (decrease) increase in cash and cash equivalents is summarized as follows:

	Six months ended
	December 31,
	2012	2011
Net cash provided (used) by operating activities	$747,327	$181,947
Net cash provided (used) by investing activities	9,867,769	(9,640)
Net cash provided (used) by financing activities	(9,134,890)	(345,932)
Net increase (decrease) in cash and cash equivalents	$1,480,206	$(173,625)

Operating Activities — During the six months ended December 31, 2012, the Company generated cash flows from operating activities of $747,327 as compared to $181,947 cash used in operating activities in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The cash used in investing activities consists of capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the six months ended December 31, 2012, we had capital spending related to the acquisition and development of oil and gas properties of $211,609 and were reimbursed for $10,079,583 of prepaid drilling credits and had cash provided of $9,867,769 by investing activities. In the six months ended December 31, 2011, we had capital spending related to the acquisition and development of oil and gas properties of $7,889,780 and utilized $7,880,140 of prepaid drilling credits and used net cash of $9,640 in investing activities.

Financing Activities — Net cash flows were $9,134,890 used and $345,932 provided by financing activities during the six month periods ended December 31, 2012 and 2011, respectively.

During the 2012 period, we used $9,134,890 for funding financing activities. These funds were received as part of the EXCO/BG settlement and were used to reduce our Credit Facility. During the 2011 period, Cubic received an aggregate of $345,932 in proceeds from the issuance of stock (resulting from the exercise of warrants) and drew upon an additional $5,000,000 from Wells Fargo under the revolving line of credit component of our Credit Facility in order to pay past due invoices and working interest expenses on our non-operated acreage. As a result, the Company has borrowed $30,000,000 of the $40,000,000 potentially available under the Credit Facility’s Revolving Note, but the Company has borrowed the maximum available at this time, due to borrowing base limitations.

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

Interest Rate Risk

As of December 31, 2012, we have an aggregate of $27,865,110 of current debt outstanding under our Credit Facility and the Wallen Note. The Credit Facility matures on March 31, 2013 and bears interest at the prime rate plus 2.0% and the Wallen Note matures on April 1, 2013 and bears interest at the prime rate plus 1%, respectively. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at December 31, 2012, a 100 basis point change in interest rates would change our annual interest expense by approximately $278,651. We had no interest rate derivatives during the second quarter of fiscal 2013.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Effective as of October 2, 2012, the Company entered into a Settlement Agreement and Mutual Release with Tauren, a co-petitioner which is wholly owned by Calvin A. Wallen, III, the Company’s President and Chief Executive Officer, EXCO and BG. The Agreement provides that EXCO and BG shall (a) apply the Company’s prepaid drilling credits as provided in the Agreement and place the Company in consent status on specified wells and (b) pay to the Company the total amount of $12,179,853.40 in cash. Pursuant to the Fourth Amendment to Credit Agreement between the Company and Wells Fargo Energy Capital, Inc., $9,134,890.05 of such total amount was paid to Wells Fargo in order to reduce the borrowings under the Company’s revolving credit facility with the balance of the cash received by the Company. The Agreement also provides for mutual releases among the parties.

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

Item 1A. Risk Factors

There have been material changes in the risk factors applicable to us from those disclosed in our Annual Report on Form 10-K for fiscal year ended Jun e 30, 2012.

Servicing our debt requires a significant amount of cash, and we will not have sufficient cash flow from our business to pay our substantial debt as it comes due.

Our debt to Wells Fargo, with a principal amount of $25,865,110, is due on March 31, 2013, and the Wallen Note, with a principle amount of $2,000,000, is due April 1, 2013, and both are classified as current debt.  As of December 31, 2012, we had a working capital deficit of $26,312,271.

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

We may not be able to secure additional funds to make the required payments to Wells Fargo. If we are not successful, Wells Fargo may pursue all remedies available to it under the terms of the Credit Facility including but not limited to foreclosure on our assets or force the Company to seek protection under applicable bankruptcy laws. If either of those were to occur, our shareholders might lose their entire investment.

We are not in compliance with the continued listing requirements of the NYSE - MKT. Failure to regain compliance could result in decreased liquidity for our common stock and make future offerings of securities more difficult.

On December 27, 2011, February 24, 2012 and March 2, 2012, the Company received letters from NYSE - MKT, LLC (the “Exchange”) stating that the Company is not in compliance with the following requirements of the Exchange’s Company Guide:

•                  Section 1003(a)(i), because the Company has stockholders’ equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of its three most recent fiscal years;

•                  Section 1003(a)(ii), because the Company has stockholders equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years;

•                  Section 1003(a)(iii), because the Company has stockholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in five consecutive fiscal years; and

•                  Sections 1003(a)(iv), because the Company has sustained substantial losses, or its financial condition has become so impaired, that the Exchange believes that it appears questionable that the Company will be able to continue operations and/or meet its obligations as they mature.

The Company submitted a plan to the Exchange detailing how it intends to regain compliance with the Company Guide. The Exchange accepted the compliance plan, and granted the Company an extension until June 27, 2013 to evidence its compliance with Sections 1003(a)(i)-(iii), and until December 31, 2012 to evidence compliance with Section 1003(a)(iv).  On January 25, 2013, the Company received a letter from the Exchange indicating that, based upon the Company’s failure to demonstrate that it cured its financial impairment, and failed to present a reasonable basis to conclude that it can regain full compliance by June 27, 2013, the Company’s common stock is subject to delisting from the Exchange.  The Company has filed an appeal of the determination by requesting a hearing before the Listing Qualifications Panel of the Exchange’s Committee on Securities (the “Panel”), which request will stay the delisting determination until at least such time as the Panel renders a determination following the hearing.  The hearing is scheduled for April 3, 2013.  The Company is taking steps to address the deficiencies raised by the Exchange; however, there can be no assurance that the Company’s appeal will ultimately be successful.  If the Company is not able to maintain the listing of its common stock on the Exchange, or other recognized securities exchange, the liquidity of the common stock would suffer, and the Company would be further limited in its ability to issue debt or equity to refinance its debt as it comes due or raise capital to fund ongoing operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

10.1*	Fifth Amendment to Credit Agreement, effective as of December 31, 2012, by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc.

10.2*	Promissory Note payable to Wells Fargo Energy Capital, Inc. in the maximum principal amount of $40,000,000 dated December 31, 2012.

10.3*	Convertible Promissory Note payable to Wells Fargo Energy Capital, Inc. in the principal amount of $5,000,000 dated December 31, 2012.

10.4*	Amended and Restated Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc., dated December 31, 2012, issued to Wells Fargo Energy Capital, Inc.

10.5*	Amended and Restated Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc., dated December 31, 2012, issued to Wells Fargo Energy Capital, Inc.

10.6*	Third Amended and Restated Registration Rights Agreement, dated as of December 31, 2012, by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc.

10.7*	Second Amended and Restated Warrant to Purchase Shares of Common Stock of Cubic Energy, Inc., dated December 31, 2012, issued to Wells Fargo Energy Capital, Inc.

10.8*	Subordinated Promissory Note, dated as of January 1, 2013, by Cubic Energy, Inc., payable to Calvin A. Wallen, III.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

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

CUBIC ENERGY, INC.
(Registrant)

Date: February 14, 2013	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: February 14, 2013	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)