Form 10-Q
period 2013-03-31
CUBIC ENERGY INC
filed 2013-05-15
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013

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

As of May 8, 2013, the registrant had 77,360,908 shares of common stock, $0.05 par value, outstanding.

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

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as well as other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

•                  our ability to consummate the previously announced agreement to acquire producing properties from Gastar Exploration Texas, LP, including obtaining financing therefor;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Cubic Energy, Inc.

We have reviewed the accompanying condensed balance sheet as of March 31, 2013, and the related condensed statements of operations for the three and nine-month periods ended March 31, 2013 and 2012, and the cash flows of Cubic Energy, Inc. for the nine-month periods ended March 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC
Certified Public Accountants

Dallas, Texas
May 15, 2013

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

	March 31,
	2013 (unaudited)	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$784,485	$275,527
Accounts receivable - trade	721,124	2,568,249
Due from affiliates	—	1,178
Other prepaid expenses	65,939	94,517
Total current assets	1,571,548	2,939,471
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	33,809,482	33,939,964
Office and other equipment	30,227	28,420
Property and equipment, at cost	33,839,709	33,968,384
Less accumulated depreciation, depletion and amortization	18,423,704	15,885,822
Property and equipment, net	15,416,005	18,082,562
Other assets:
Deferred loan costs, net	260,000	—
Other - Long-term Drilling Credit	—	9,517,258
Total other assets	260,000	9,517,258
	$17,247,553	$30,539,291
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Notes payable (net of discounts)	$25,865,110	$35,000,000
Note payable to affiliate	2,000,000	2,000,000
Accounts payable and accrued expenses	976,689	1,674,459
Due to affiliates	41,793	33,353
Total current liabilities	28,883,592	38,707,812
Commitments and contingencies (see Note C)	—	—
Stockholders’ equity (deficit):
Preferred stock - $.01 par value; authorized 10,000,000 shares; Series A - 8% preferred stock, $100 stated value, redeemable at $120 and covertible at $1.20 per common share; authorized 165,000 shares; 115,828 shares issued and outstanding at March 31, 2013, and 109,123 issued and outstanding at June 30, 2012	$1,158	$1,091
Additional paid-in-capital - Preferred Stock	11,581,642	10,911,309
Common stock - $.05 par value; authorized 120,000,000 shares; issued and outstanding 77,288,408 shares at March 31, 2013 and 77,215,908 shares at June 30, 2012	3,864,420	3,860,797
Additional paid-in capital - Common Stock	56,894,957	55,963,830
Accumulated deficit	(83,978,216)	(78,905,548)
Total stockholders’ equity (deficit)	(11,636,039)	(8,168,521)
	$17,247,553	$30,539,291

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues:
Oil and gas sales	$968,980	$1,273,919	$3,012,016	$5,993,320
Total revenues	$968,980	$1,273,919	$3,012,016	$5,993,320
Costs and expenses:
Oil and gas production, operating and development costs	325,906	410,045	1,579,221	1,433,392
General and administrative expenses	562,692	1,204,318	1,581,451	2,721,272
Depreciation, depletion and non-loan-related amortization	751,075	1,302,119	2,537,883	4,821,405
Total operating costs and expenses	1,639,673	2,916,482	5,698,555	8,976,069
Operating loss	(670,693)	(1,642,563)	(2,686,539)	(2,982,749)

Non-operating income (expense):
Other income	536	537	666,074	2,645
Interest expense, including amortization of loan discount	(1,258,240)	(1,921,287)	(2,110,403)	(5,808,705)
Amortization of loan costs	(260,000)	(17,045)	(260,000)	(51,509)
Total non-operating expense	(1,517,704)	(1,937,795)	(1,704,329)	(5,857,569)
Loss from operations before income taxes	(2,188,397)	(3,580,358)	(4,390,868)	(8,840,318)
Provision for income taxes	—	—	—	—
Net loss	$(2,188,397)	$(3,580,358)	$(4,390,868)	$(8,840,318)
Dividends on preferred shares	$(228,500)	$(217,055)	$(681,800)	$(657,139)
Net loss available to common shareholders	$(2,416,897)	$(3,797,413)	$(5,072,668)	$(9,497,457)
Net loss per common share - basic	$(0.03)	$(0.05)	$(0.06)	$(0.11)
Weighted average common shares outstanding	77,265,047	77,193,930	77,232,049	76,940,999

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,390,868)	$(8,840,318)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	3,440,043	9,233,437
Stock issued for compensation	15,223	236,000
Stock options issued for compensation	17,366	39,075
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	1,847,125	(1,036,265)
(Increase) decrease in other prepaid expenses	28,578	43,298
Increase (decrease) in accounts payable and accrued liabilities	(709,170)	25,214
Increase (decrease) in due to affiliates	8,016	12,949
Net cash provided (used) by operating activities	256,313	(286,610)

Cash flows from investing activities:
Acquisition and development of oil and gas properties	(431,843)	(49,021)
Increase (decrease) in capital portion of due to affiliates	1,602	13,343
Purchase of office equipment	(1,807)	—
Reimbursements of advances on development costs	10,079,583	—
Net cash provided (used) by investing activities	9,647,535	(35,678)

Cash flows from financing activities:
Payment on credit facility	(9,134,890)	—
Dividends paid	—	(565,974)
Loan costs incurred	(260,000)	—
Net cash provided (used) by financing activities	(9,394,890)	(565,974)

Net increase (decrease) in cash and cash equivalents	$508,958	$(888,262)

Cash and cash equivalents:
Beginning of period	275,527	1,524,248
End of period	$784,485	$635,986
Other information:
Cash interest paid on debt	$1,208,250	$1,448,170
Non-cash investing and financing activities:
Use of prepaid drilling credit for acquisition and development of oil and gas properties	$—	$8,030,244
Increase in prepaid drilling credit for acquisition and development of oil and gas properties	$562,325	$—
Preferred stock dividends accrued	$681,800	$657,139
Conversion of accrued dividend to Preferred Stock	$670,400	$113,300

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

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

Note B — Summary of Significant Account Policies

Basis of presentation

The accounting policies followed by the Company are set forth in its financial statements that are a part of its Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of March 31, 2013, and for the three and nine month periods ended March 31, 2013, and 2012, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Potential dilutive securities (e.g., preferred stock, stock warrants and convertible debt) have been considered, but because the Company reported a net loss in the three and nine month periods ended March 31, 2013 and 2012, their effects would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding was 77,265,047 and 77,193,930 for the quarters ended March 31, 2013 and 2012, respectively, and 77,232,049 and 76,940,999 for the nine month periods ended March 31, 2013 and 2012, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

Note C — Commitments and contingencies

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

The Company submitted a plan to the Exchange detailing how it intends to regain compliance with the Company Guide. The Exchange accepted the compliance plan, and granted the Company an extension until June 27, 2013 to evidence its compliance with Sections 1003(a)(i)-(iii), and until December 31, 2012 to evidence compliance with Section 1003(a)(iv).  On January 25, 2013, the Company received a letter from the Exchange indicating that, based upon the Company’s failure to demonstrate that it cured its financial impairment, and failed to present a reasonable basis to conclude that it can regain full compliance by June 27, 2013, the Company’s common stock is subject to delisting from the Exchange.  The Company appealed the determination by requesting a hearing before the Listing Qualifications Panel of the Exchange’s Committee on Securities (the “Panel”).  During the hearing, the Company presented its plan for regaining compliance with all applicable requirements for continued listing and requested an extension through May 31, 2013 to evidence such compliance.

On April 10, 2013, the Company received written notification regarding the results of its appeal hearing held on April 3, 2013, before the Panel. As set forth in its letter, the Panel has deferred any delisting action pending its review of the Company’s progress on the compliance plan presented at the hearing. To that end, the Panel has requested that the Exchange Staff provide the Panel with a report on the Company’s progress through May 31, 2013.

Should the report conclude that the Company is no longer financially impaired and that the Company has remedied the stockholders’ equity deficiency, the Panel has advised that the delisting proceeding will be dismissed. Should the Exchange Staff’s report conclude that the Company has not regained compliance with the requirements for continued listing, the Company will have the opportunity to submit a response to the report for the Panel’s review prior to the Panel making its final determination in this matter. While the Company is working diligently to evidence compliance with all requirements for continued listing on the Exchange, there can be no assurance that the Company will be able to timely do so.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

The Company is taking steps to address the deficiencies raised by the Exchange; however, there can be no assurance that the Company’s appeal will ultimately be successful.  If the Company is not able to maintain the listing of its common stock on the Exchange, or other recognized securities exchange, the liquidity of the common stock would suffer, and the Company would be further limited in its ability to issue convertible debt or equity to refinance its debt as it comes due or raise capital to fund ongoing operations.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

Note D — Stockholders’ Equity

Stock issuances

In August 2009, the Company entered into Subscription and Registration Rights Agreements (“Subscription Agreements”) with certain investors pursuant to which the Company issued an aggregate of 2,104,001 shares of common stock and warrants exercisable into 1,052,000 shares of common stock. The warrants are exercisable through July 31, 2014, currently at $0.8389 per share. With respect to certain of such issuances, the Company paid broker-dealer commissions in the aggregate amount of $59,500. Pursuant to the Subscription Agreements, the investors paid aggregate consideration of approximately $1,788,400, net of commissions, which has been used for working capital purposes.

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

As consideration for the Drilling Credits, the Company (a) conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) issued to Langtry 10,350,000 shares of Company common stock and preferred stock with a stated value of $10,350,000, convertible into Company common stock at $1.20 per common share, with a five year conversion term. The preferred stock is entitled to cumulative dividends equal to 8% per annum, payable quarterly, which dividends may be paid in cash or in additional shares of preferred stock, at the Company’s discretion. As of March 31, 2013, the Company has issued 12,328 additional shares of preferred stock in lieu of dividends, 2,289 of which were issued during the quarter ended March 31, 2013.The preferred stock may be redeemed by the Company at any time, at a redemption price equal to 20% over the original issue price.

The consideration with respect to the transactions among the Company, Tauren and Langtry was determined pursuant to negotiations among the Company, Tauren and Langtry, and not pursuant to any formula. These transactions were approved by a special committee of the board of directors of the Company comprised exclusively of the Company’s non-employee directors.

On January 24, 2013, the Company paid cash of $13,000 and issued 72,500 shares of common stock to four directors of the Company pursuant to the 2005 Stock Option Plan (the “Plan”).  As of such date, the aggregate market value of the common stock granted was $15,225 based on the last sale price ($0.21 per share) on January 24, 2013, on the NYSE - MKT of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

Stock and option grants

On January 14, 2011, the Company entered into an employment agreement with its Chief Financial Officer, Larry G. Badgley.  The agreement provided for the grant of stock options, under the Plan, for the purchase of an aggregate of 288,667 shares of Company common stock.  These options have an exercise price of $1.20 per share and expire five years from their issue date.  One option, for the purchase of 15,667 shares, was fully vested upon grant.  The other option, for the purchase of 273,000 shares vested on October 1, 2012. We estimated the fair value of the options on the date of grant using the Black-Scholes valuation model to be $100,997. The compensation expense was fully recorded upon vesting.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

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

Information regarding activity for stock options under the Plan is as follows:

		Weighted-average	Weighted-average	Aggregate
		exercise price per	remaining contractual	intrinsic
	Number of shares	share	term (years)	value

Outstanding, June 30, 2012	288,667	$1.20	3.50
Options granted	—	—
Options exercised	—	—
Options forfeited/expired	—	—

Outstanding, March 31, 2013	288,667	1.20	2.75	$—

Exercisable, March 31, 2013	288,667	$1.20	2.75	$—

On January 4, 2012, the Company issued 400,000 shares of common stock to six directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $236,000 based on the last sale price ($0.59 per share) on January 4, 2012, on the Exchange of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

On January 24, 2013, the Company issued 72,500 shares of common stock to four directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $15,225 based on the last sale price ($0.21 per share) on January 24, 2013, on the Exchange of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

On January 24, 2013, the Company issued 2,289 shares of Series A preferred stock to Langtry, an affiliate of Mr. Wallen, as the payment of dividends due to Langtry with respect to the Series A preferred stock it holds. The total number of preferred shares outstanding following such dividend is 115,828.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

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

The Company recorded no impairment loss on oil and gas properties for the three or nine months ended March 31, 2013 or 2012.

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

On December 18, 2009, the Company entered into a Second Amendment to the Credit Agreement with Wells Fargo, providing for a revolving credit facility of up to $40 million and a convertible term loan of $5 million (the “Amended Credit Agreement”). The borrowing base under the revolving credit facility was initially established at $25 million. The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, was originally scheduled to mature on July 1, 2012 and was secured by substantially all of the assets of the Company. In connection with entering into the Amended Credit Agreement, the Company issued to Wells Fargo additional warrants, originally scheduled to expire on December 1, 2014, for the purchase of up to 5,000,000 shares of Company common stock and extended the expiration date of warrants to purchase 2,500,000 shares of common stock that were previously issued to Wells Fargo. As of December 31, 2012, the exercise price for each of those warrants was reduced to $0.20 per share, and the expiration date was extended to December 1, 2017.

In connection with entering into the Amended Credit Agreement, the Company allocated the proceeds from the issuance of the debt to the warrants, the debt and the beneficial conversion feature based on their fair market values at the date of issuance. The fair market value assigned to the extension of warrants to purchase 2,500,000 shares of Company common stock was $923,302 and the value assigned to the issuance of the

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

warrant to purchase the additional 5,000,000 shares of Company common stock was $8,031,896, which was recorded as an increase in additional paid-in capital relating to common stock. The difference in the fair value of the Term Loan and the face amount of $1,877,494 was recorded as an extinguishment of debt, offset by the amount of unamortized deferred loan cost and discounts associated with the original debt of $129,871.  The beneficial conversion feature equaled $5,027,494, which was reduced to $3,122,506 based on the limitation to the fair value of debt. The assignment of a value to the warrants and beneficial conversion feature as well as the write-down of the Term Loan to the fair value resulted in a total loan discount in the amount of $13,955,198 being recorded. The discount was amortized over the term of the debt as additional interest expense. Amortization was $1,371,407 for the three month period ended March 31, 2012, and $4,129,292 for the nine month period ended March 31, 2012. Amortization for the fiscal year ended June 30, 2012 was $5,515,769, at which time it was fully amortized.

In connection with the modification of the indebtedness, pursuant to the Amended Credit Agreement, the Company recorded a gain on extinguishment of debt of $1,747,623.  Such amount includes the write-off of the unamortized deferred loan cost ($26,947), and the write-off of the remaining loan discount ($102,924).

Cubic incurred loan costs of $50,000 on the issuance of the debt and warrants. The amount was capitalized and allocated to the debt and was amortized over the term of the debt. Amortization was $4,913 for the three month period ended March 31, 2012 and $14,849 for the nine month period ended March 31, 2012. Amortization for the fiscal year ended June 30, 2012 was $19,762, at which time it was fully amortized.

On August 30, 2010, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) with Wells Fargo providing for an increase in the borrowing base for the Company’s revolving credit facility from $25 million to $30 million. The Company borrowed the full amount of the increase in the borrowing base. The indebtedness under the Credit Facility bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, was originally scheduled to mature on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Third Amendment, the Company issued to Wells Fargo additional warrants, scheduled to expire on December 1, 2014, for the purchase of up to 1,000,000 shares of the Company’s common stock, originally at an exercise price of $1.00 per share. As of December 31, 2012, the exercise price was reduced to $0.20 per share. Loan discounts of $527,430 were recognized.

The Company allocated the proceeds from the issuance of the debt to the warrants and the debt. The value assigned to the warrants of $516,882 was recorded as an increase in additional paid-in-capital relating to common stock. The assignment of a value to the warrants resulted in a loan discount being recorded. The discount amortization is over the two-year term of the debt as additional interest expense. Amortization was $71,529 for the three month period ended March 31, 2012, and was $216,160 for the nine month period ended March 31, 2012. Amortization for the fiscal year ended June 30, 2012 was $287,689, at which time it was fully amortized.

Cubic incurred loan costs of $100,000 on the issuance of the debt and warrants. The amount allocable to the debt of $89,451 has been capitalized and is being amortized over the term of the debt. Amortization was $12,131 for the three month period ended March 31, 2012, and was $36,660 for the nine month period ended March 31, 2012.  Amortization for the fiscal year ended June 30, 2012 was $48,791, at which time it was fully amortized.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

Effective December 31, 2012, the Company received an extension until March 31, 2013, of the due date of debt under the Credit Facility, including both the $5,000,000 Term Loan and the outstanding amounts of approximately $20,870,000 under the Revolving Note. The amendment, among other things, required that the Company pay a renewal fee/loan costs of $260,000. These fees were amortized during the quarter ended March 31, 2013. In connection with the amendment, warrants held by Wells Fargo, which are convertible into 8.5 million shares of the Company’s common stock, were modified to provide for an exercise price of $0.20 per share and a termination date of December 1, 2017. The fair value assigned to the modification in exercise price on the warrants was $902,161 and was recorded as additional debt discount to be amortized over the remaining term. The discount was fully amortized during the quarter ended March 31, 2013.

The amendment also provided that if the Company did not consummate a substantive transaction involving the acquisition of leases and/or minerals with oil and/or natural gas liquids by March 31, 2013, the Company would be required to pay of an additional loan fee of $260,000, which amount was paid on March 31, 2013 and will be amortized over the remaining term of the debt. The amendment also provided that if the Term Loan and Revolving Note are not repaid by March 31, 2013, the Company would re-price the conversion price of the Term Loan to $0.20 per share.

On March 28, 2013, the Company received an extension until May 31, 2013, as to the due date of the debt under the Credit Facility, including both the $5,000,000 Term Loan and the outstanding amounts of approximately $20,870,000 under the Revolving Credit Facility, as well as the re-pricing of the conversion price of the Term Loan. As provided in the previous amendment the Company paid Wells Fargo an additional loan fee of $260,000. The amendment, among other things, provides that if the Company consummates an issuance of Common Stock generating aggregate gross proceeds to the Company of $10 million or greater, prior to May 31, 2013, the conversion price of the Term Loan will be reduced to the lowest price per share in connection with such issuance of Common Stock. However, if the Term Loan is not repaid by May 31, 2013 and the Company does not consummate the foregoing issuance of Common Stock, then the conversion price will be reduced to $0.20 per share.

December 2009 subordinated debt issue and refinancing

On December 18, 2009, the Company issued a subordinated promissory note payable to Calvin A. Wallen, III, the Company’s Chairman of the Board and Chief Executive Officer, in the principal amount of $2,000,000 which is subordinated to all Wells Fargo indebtedness. The Wallen Note bears interest at the prime rate plus one percent (1%), and originally provided for interest payable monthly. The Wallen Note was entered into with the consent of Wells Fargo. The proceeds of the Wallen Note were used to repay other indebtedness to the Company. On March 28, 2013, the Company received and extension until June 1, 2013, as to the due date of its debt of $2,000,000 plus interest currently being accrued at 4.25% annually, under the Wallen Note. There was no consideration paid to Mr. Wallen in connection with this extension. This note was extended in conjunction with the extension of the Credit Facility.

Maturity of debt

Our debt to Wells Fargo and the Wallen Note and both are classified as a current debt. As of March 31, 2013, we had a working capital deficit of $27,312,041. This level of negative working capital creates two concerns. One, it creates substantial doubt as to our ability to pay our obligations as they come due and remain a ‘going concern’.  Secondly, it prevents us from being in compliance with the Exchange listing standards. See Note C. We will continue negotiating with Wells Fargo and Mr. Wallen to either payoff or paydown these debts

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

and extend their respective maturity dates.  There can be no assurance that the Company will be able to negotiate such extensions.

Note G — Related party transactions

An affiliated company, Tauren Exploration, Inc. (“Tauren”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin A. Wallen III, owns working interests in oil and gas properties in which the Company owns working interests. As of March 31, 2013, the Company owed Tauren $30,184 and as of June 30, 2012, Tauren owed the Company $1,178, respectively for revenue, miscellaneous capital expenditures and general and administrative expenses paid by Tauren or the Company, respectively, on behalf of the other.

In addition, certain oil and gas properties in which the Company owns a working interest were operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by Mr. Wallen. As of March 31, 2013 and June 30, 2012, the Company owed Fossil $29,177 and $56,123 respectively, and the Company was owed by Fossil $17,569 and $21,168, respectively, for oil and gas sales.

Note H — Subsequent Events

On April 10, 2013, the Company received written notification regarding the results of its appeal hearing held on April 3, 2013 before the Panel. During the hearing, the Company presented its plan for regaining compliance with all applicable requirements for continued listing and requested an extension through May 31, 2013 to evidence such compliance.

As set forth in its letter, the Panel has deferred any delisting action pending its review of the Company’s progress on the compliance plan presented at the hearing. To that end, the Panel has requested that the Exchange Staff provide the Panel with a report on the Company’s progress through May 31, 2013.

Should the report conclude that the Company is no longer financially impaired and that the Company has remedied the stockholders’ equity deficiency, the Panel has advised that the delisting proceeding will be dismissed. Should the Exchange Staff’s report conclude that the Company has not regained compliance with the requirements for continued listing; the Company will have the opportunity to submit a response to the report for the Panel’s review prior to the Panel making its final determination in this matter. While the Company is working diligently to evidence compliance with all requirements for continued listing on the Exchange, there can be no assurance that the Company will be able to timely do so.

On April 4, 2013, the Company paid cash of $13,000 and issued 72,500 shares of common stock to four directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $19,213 based on the last sale price ($0.265 per share) on April 4, 2013, on the Exchange of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

On April 4, 2013, the Company issued 2,285 shares of Series A preferred stock to Langtry, an affiliate of Mr. Wallen, as the payment of dividends due to Langtry with respect to the Series A preferred stock it holds. The total number of preferred shares outstanding following such dividend is 118,113.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

On April 22, 2013, the Company announced that it entered into a definitive agreement to acquire proven reserves, oil & natural gas production and undeveloped leasehold interest in Leon and Robertson Counties, Texas from Gastar Exploration Texas, LP (“GETLP”). The acquisition price to be paid by Cubic is $46,000,000, subject to certain adjustments set forth in the agreement. The transaction is expected to close on or before June 5, 2013, subject to customary due diligence and closing adjustments, and with a property purchase price effective January 1, 2013, for purposes of allocating revenues and expenses and capital costs between GETLP and Cubic.

Note I — Going Concern

The Company incurred a net loss of $13,364,871 during the year ended June 30, 2012, and as of that date, the Company’s current liabilities exceeded its current assets by $35,768,341 and its total liabilities exceeded its total assets by $8,168,521. The Company incurred a net loss available to common shareholders of $2,416,897 during the three months and $5,072,668 during the nine months ended March 31, 2013, and as of March 31, 2013 current liabilities exceeded its current assets by $27,312,044. Those factors, as well as the uncertain conditions that the Company faces regarding its loan agreements, create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company is developing plans to reduce its current liabilities that may include an expanded credit facility that would extend the maturity date of the Company’s debt and some type of issuance of additional equity or debt. The ability of the Company to continue as a going concern is dependent on several factors including the plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three and nine months ended March 31, 2013 and 2012 should be read in conjunction with our condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2012.

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

Results of Operations

For the Three Months ended March 31, 2013 and 2012

	Three months ended
	March 31,		Change
	2013	2012	Amount	%
Production Volumes:
Oil (Bbl)	237	116	121	105%
Natural gas liquids (gallons)	42,201	12,271	29,930	244%
Natural gas (Mcf)	271,553	495,451	(223,898)	-45%
Total (Mcfe)	279,003	497,899	(218,895)	-44%

Weighted Average Sales Prices:
Oil (per Bbl)	$96.09	$96.56	$(0.47)	0%
Natural gas liquids (per gallon)	$0.97	$1.66	$(0.69)	-42%
Natural gas (per Mcf)	$3.33	$2.51	$0.82	33%

Selected Expenses per Mcfe:
Production costs	$0.41	$0.34	$0.07	22%
Workover expenses (non-recurring)	$0.13	$0.13	$0.00	0%
Severance taxes	$0.07	$(0.02)	$0.09	-445%
Other revenue deductions	$0.55	$0.37	$0.18	49%
Total lease operating expenses	$1.17	$0.82	$0.34	42%
General and administrative expenses	$2.02	$2.42	$(0.40)	-17%
Depreciation, depletion and amortization	$2.69	$2.62	$0.08	3%

Revenues

OIL AND GAS SALES decreased 24% to $968,980 for the quarter ended March 31, 2013 from $1,273,919 for the quarter ended March 31, 2012, primarily due to continued depletion of our reserves creating lower production of natural gas during the 2013 quarter versus the 2012 quarter, in spite of the increase in natural gas prices. The weighted average natural gas price we received in the 2013 quarter was $3.33 per Mcf versus $2.51 in the 2012 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS decreased 21% to $325,906 (34% of oil and gas sales) for 2013 from $410,045 (32% of oil and gas sales) for 2012 primarily due to a $53,310 decrease in lease operating expense, a $29,674 decrease in workover expenses and a $31,237 decrease of costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas. These were partially offset by a $29,607 increase in natural gas production taxes.

GENERAL AND ADMINISTRATIVE EXPENSES decreased 53% to $562,692 for 2013 from $1,204,318 for 2012 primarily as a result of a $364,872 decrease in legal fees incurred in connection with the EXCO/BG arbitration, a $233,800 decrease in stock compensation, a $42,450 decrease in contracted professional services and a $15,946 decrease in salaries compared to the period ended March 31, 2012.

DEPRECIATION, DEPLETION AND NON-LOAN-RELATED AMORTIZATION decreased 42% to $751,075 in 2013 from $1,302,119 in 2012. The decrease was primarily due to $550,837 in capital costs for development from the previous year. The depletion rate was .84% for the period ended March 31, 2013 versus .88% for the same 2012 period.

INTEREST EXPENSE decreased 35% to $1,258,240 in the 2013 quarter from $1,921,287 in the 2012 quarter. Our debt was approximately $27,900,000 and $37,000,000 during the three month periods ended March 31, 2013 and 2012, respectively. The decrease in interest expense was primarily due to the decrease in average debt outstanding. The amendment of the Credit Facility with Wells Fargo also resulted in a loan discount being recorded. The discount was amortized over the amended three-year term of the debt as additional interest expense with $1,383,166 being recorded in the 2012 quarter. The loan discount was fully amortized on June 30, 2012.

For the nine months ended March 31, 2013 and 2012

	Nine months ended
	March 31,		Change
	2013	2012	Amount	%
Production Volumes:
Oil (Bbl)	612	449	162	36%
Natural gas liquids (gallons)	61,319	34,987	26,332	75%
Natural gas (Mcf)	931,822	1,846,114	(914,292)	-50%
Total (Mcfe)	944,254	1,853,809	(909,555)	-49%

Weighted Average Sales Prices:
Oil (per Bbl)	$89.35	$96.02	$(6.67)	-7%
Natural gas liquids (per gallon)	$1.09	$1.74	$(0.65)	-37%
Natural gas (per Mcf)	$3.10	$3.19	$(0.09)	-3%

Selected Expenses per Mcfe:
Production costs	$0.49	$0.32	$0.17	52%
Workover expenses (non-recurring)	$0.20	$0.12	$0.08	63%
Severance taxes	$0.18	$(0.08)	$0.26	-334%
Other revenue deductions	$0.81	$0.41	$0.39	96%
Total lease operating expenses	$1.67	$0.77	$0.90	116%
General and administrative expenses	$1.67	$1.47	$0.21	14%
Depreciation, depletion and amortization	$2.69	$2.60	$0.09	3%

Revenues

OIL AND GAS SALES decreased 50% to $3,012,016 for the nine months ended March 31, 2013 from $5,993,320 for the nine months ended March 31, 2012, primarily due to continued depletion creating lower production of natural gas during the 2013 period versus the 2012 period together with slightly lower natural gas prices. The weighted average natural gas price we received in the 2013 period was $3.10 per Mcf versus $3.19 in the 2012 period.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS increased 10% to $1,579,222 (52% of oil and gas sales) for 2013 from $1,433,392 (24% of oil and gas sales) for 2012. The increase was primarily due to a $318,441 increase in natural gas production taxes; which was partially offset by a $171,849 decrease in total lease operating expenses compared to the period ended March 31, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES decreased 42% to $1,581,451 for 2013 from $2,721,272 for 2012 primarily as a result of a $775,122 decrease in legal fees incurred in connection with the EXCO/BG arbitration, a $242,484 decrease in stock compensation, a $44,865 decrease in contracted professional services, a $55,551 decrease in salaries, a $48,677 decrease in tax penalties and a $20,064 decrease in travel expenses compared to the period ended March 31, 2012.

DEPRECIATION, DEPLETION AND AMORTIZATION decreased 47% to $2,537,883 in 2013 from $4,821,405 in 2012. The decrease was primarily due to a decrease of $2,282,890 in capital costs for development from the previous year. The depletion rate was 2.79% for the period ended March 31, 2013 versus 3.21% for the 2012 period.

INTEREST EXPENSE decreased 64% to $2,110,403 in 2013 from $5,808,705 in 2012.  Our debt was approximately $27,900,000 and $37,000,000 at the end of the nine month period ended March 31, 2013 and 2012, respectively. The decrease in interest expense was the result of the decrease in loan discount amortization, as well as the decrease in average debt outstanding during the 2013 period. During fiscal 2013 the revolving line of credit with Wells Fargo remained at $40,000,000, subject to borrowing base limits, and the $5,000,000 term note was left in place by Wells Fargo, and both maturity dates are May 31, 2013. The loan costs for the fiscal 2012 amendment to the Credit Facility with Wells Fargo resulted in a loan discount being recorded. The discount was amortized over the original three-year term of the debt as additional interest expense with $4,360,522 being recorded in the nine months ended March 31, 2012. The loan discount was fully amortized on June 30, 2012.

Capital Resources and Liquidity

Working Capital

The Company’s working capital deficit decreased to $27,312,044 at March 31, 2013 from $35,768,341 at June 30, 2012, primarily due to the receipt of the refund of the prepaid drilling credits of $10,079,583.

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

As of March 31, 2013, our debt to Wells Fargo, with a principal amount of $25,865,110, and the Wallen Note, with a principle amount of $2,000,000, are classified as current debt. As of March 31, 2013, we had a working capital deficit of $27,312,044. This level of negative working capital creates two additional concerns. One, it creates substantial doubt as to our ability to pay our obligations as they come due and remain a ‘going concern’.  Secondly, it causes us not to be in compliance with the Exchange listing standards, and we face potential delisting, On April 10, 2013, the Company received written notification regarding the results of its appeal hearing held on April 3, 2013. As set forth in its letter, the Panel has deferred any delisting action pending its review of the Company’s progress on the compliance plan presented at the hearing. To that end, the Panel has requested that the Exchange Staff provide the Panel with a report on the Company’s progress through May 31, 2013.

We successfully negotiated with Wells Fargo and Mr. Wallen to extend the maturity date of our Credit Agreement and the Wallen Note, which currently is May 31, 2013 and June 1, 2013, respectively.  There can be no assurance that the Company will be able to negotiate further extensions.

We expect production from wells drilled and completed in fiscal 2011 and 2012, together with additional wells that have been and are expected to be completed during fiscal 2013, to provide cash flow to support additional drilling.  However, the Company cannot be certain that adequate funds will be available from cash on hand, operating cash flow, and the aforementioned potential transactions to fully fund the projected capital expenditures for fiscal 2013. Additionally, because future cash flows, the availability of borrowings, and the ability to consummate any of the aforementioned potential transactions are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company’s success in developing and producing new reserves, the uncertainty of financial markets and joint venture and merger and acquisition activity, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company’s development and exploration program, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploratory activities.

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

If Exchange compliance is not achieved, we will be limited in our ability to issue equity to refinance debt obligations as they come due or raise monies to fund ongoing operation needs in excess of cash on hand.

The majority of our oil and gas reserves are undeveloped. As such, recovery of the Company’s future undeveloped proved reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures ranging from a minimum of approximately $5,000,000 to a maximum of approximately $15,000,000 will be made to further develop these reserves during fiscal 2013 (from currently available funds, additional borrowings, proceeds from the issuance of equity securities and projected cash from operating activities). Currently, our debt with Wells Fargo is approximately $26,000,000 and is due May 31, 2013, and our debt under the Wallen Note is $2,000,000 and is due June 1, 2013. We are continuing discussion to renegotiate these debts. Moreover, additional capital expenditures may be required for exploratory drilling on our undeveloped acreage. The Company may increase its planned activities for fiscal 2013, if the Company acquires oil properties or of natural gas. The Company has little or no control with respect to the timing of drilling by any of our third-party operators and the timing of drilling expenses incurred. Additional capital expenditures may be required for exploratory drilling on our undeveloped acreage.

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

Cash Flow

Our net (decrease) increase in cash and cash equivalents is summarized as follows:

	Nine months ended
	March 31,
	2013	2012
Net cash provided (used) by operating activities	$256,313	$(286,610)
Net cash provided (used) by investing activities	9,647,535	(35,678)
Net cash provided (used) by financing activities	(9,394,890)	(565,974)
Net increase (decrease) in cash and cash equivalents	$508,958	$(888,262)

Operating Activities — During the nine months ended March 31, 2013, net cash flows provided by operating activities were $256,313 as compared to $286,610 being used in operating activities in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — Net cash used in investing activities consists of capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the nine months ended March 31, 2013, we had capital spending related to the acquisition and development of oil and gas properties of $431,843 and provided net cash of $9,647,535 from investing activities, of which approximately $10,000,000 was the payment of the remaining unused prepaid drilling credit received as part of the EXCO/BG settlement. In the nine months ended March 31, 2012, we had capital spending related to the acquisition and development of oil and gas properties of $49,021 and used net cash of $35,678 in investing activities.

Financing Activities — Net cash flows used by financing activities were $9,394,890 in the nine month period ended March 31, 2013 and $565,974 in the nine month period ended March 31, 2012. During the fiscal 2013 period, we used $260,000 to pay loan costs on the Wells Fargo extension and paid $9,134,890 on our debt to Wells Fargo. During the fiscal 2012 period, we used $565,974 to pay dividends on preferred stock.

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

Interest Rate Risk

As of March 31, 2013, we have an aggregate of approimately$27,800,000 of current debt outstanding under our Credit Facility and the Wallen Note. The Credit Facility matures on May 31, 2013 and bears interest at the prime rate plus 2.0% and the Wallen Note matures on June 1, 2013 and bears interest at the prime rate plus 1%. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at March 31, 2013, a 100 basis point change in interest rates would change our annual interest expense by approximately $278,000. We had no interest rate derivatives during the nine month period ended March 31, 2013.

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

Item 1A. Risk Factors

There have been material changes in the risk factors applicable to us from those disclosed in our Annual Report on Form 10-K for fiscal year ended June 30, 2012.

Our proposed acquisition of assets from Gastar Exploration Texas, LP (“Gastar”) presents certain risks to our business and operations.

On April 19, 2013, we entered into a definitive Purchase and Sale Agreement to acquire certain assets of Gastar.  The proposed acquisition presents numerous risks, including the following:

•   The possibility that the expected benefits of such transaction may not materialize in the timeframe expected, or at all, or may be more costly to achieve than anticipated;

•   That the transaction may not be timely completed, or completed at all;

•   Our ability to obtain financing required in connection with the transaction, and the increase in our indebtedness that would result from entering into such financing;

•   Our ability to obtain the necessary approvals from our current lenders in order to obtain required financing;

•   That prior to the completion of the transaction or thereafter, the Gastar assets may not produce as expected;

•   That we are unable to successfully develop the assets following closing of the transaction;

•   Stockholder reaction to the acquisition;

•   Risks associated with the ownership and operation of the assets of Gastar, which differ from those that we currently hold, in that the Gastar assets are primarily oil producing, while our current assets are primarily gas producing;

•   Whether or not the transaction is completed, the proposed transaction may require diversion of the attention of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us; and

•   That we have incurred substantial costs in connection with the proposed acquisition, which costs are required to be paid whether or not the transaction is completed.

One or more of these factors could negatively affect our business, financial condition or results of operations.

Servicing our debt requires a significant amount of cash, and we will not have sufficient cash flow from our business to pay our substantial debt as it comes due.

Our debt to Wells Fargo, with a principal amount of $25,865,110, is due on May 31, 2013, and the Wallen Note, with a principle amount of $2,000,000, is due June 1, 2013, and both are classified as current debt.  As of March 31, 2013, we had a working capital deficit of $27,312,041. This level of negative working capital creates two concerns. One, it creates substantial doubt as to our ability to pay our obligations as they come due and remain a ‘going concern’.  Secondly, it might prevent us from regaining compliance with the NYSE-MKT continued listing standards, and cause us to face potential delisting. We are negotiating with Wells Fargo and Mr. Wallen to extend the maturity dates of our Credit Agreement and the Wallen Note.  There can be no assurance that the Company will be able to negotiate such extensions.

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

We are not in compliance with the continued listing requirements of the NYSE-MKT. Failure to regain compliance could result in decreased liquidity for our common stock and make future offerings of securities more difficult.

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

The Company submitted a plan to the Exchange detailing how it intends to regain compliance with the Company Guide. The Exchange accepted the compliance plan, and granted the Company an extension until June 27, 2013 to evidence its compliance with Sections 1003(a)(i)-(iii), and until December 31, 2012 to evidence compliance with Section 1003(a)(iv).  On January 25, 2013, the Company received a letter from the Exchange indicating that, based upon the Company’s failure to demonstrate that it cured its financial impairment, and failed to present a reasonable basis to conclude that it can regain full compliance by June 27, 2013, the Company’s common stock is subject to delisting from the Exchange.  The Company appealed the determination by requesting a hearing before the Listing Qualifications Panel of the Exchange’s Committee on Securities (the “Panel”).  During the hearing, the Company presented its plan for regaining compliance with all applicable requirements for continued listing and requested an extension through May 31, 2013 to evidence such compliance.

On April 10, 2013, the Company received written notification regarding the results of its appeal hearing held on April 3, 2013, before the Panel of the Exchange. As set forth in its letter, the Panel has deferred any delisting action pending its review of the Company’s progress on the compliance plan presented at the hearing. To that end, the Panel has requested that the Exchange Staff provide the Panel with a report on the Company’s progress through May 31, 2013.

Should the report conclude that the Company is no longer financially impaired and that the Company has remedied the stockholders’ equity deficiency, the Panel has advised that the delisting proceeding will be dismissed. Should the Exchange Staff’s report conclude that the Company has not regained compliance with the requirements for continued listing; the Company will have the opportunity to submit a response to the report for the Panel’s review prior to the Panel making its final determination in this matter. While the Company is working diligently to evidence compliance with all requirements for continued listing on the Exchange, there can be no assurance that the Company will be able to timely do so.

The Company is taking steps to address the deficiencies raised by the Exchange; however, there can be no assurance that the Company’s appeal will ultimately be successful.  If the Company is not able to maintain the listing of its common stock on the Exchange, or other recognized securities exchange, the liquidity of the common stock would suffer, and the Company would be further limited in its ability to issue de  bt or equity to refinance its debt as it comes due or raise capital to fund ongoing operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

10.1	Sixth Amendment to Credit Agreement, effective as of March 31, 2013, by and between Cubic Energy, Inc. and Wells Fargo Energy Capital, Inc.

10.2	Convertible Promissory Note payable to Wells Fargo Energy Capital, Inc. in the principal amount of $5,000,000 effective as of March 31, 2013.

10.3	Promissory Note payable to Wells Fargo Energy Capital, Inc. in the maximum principal amount of $40,000,000 effective as of March 31, 2013.

10.4	Subordinated Promissory Note, dated as of April 1, 2013, by Cubic Energy, Inc., payable to Calvin A. Wallen, III.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBIC ENERGY, INC.
(Registrant)

Date: May 15, 2013	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: May 15, 2013	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)