Form 10-K
period 2013-06-30
CUBIC ENERGY INC
filed 2013-10-15
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

COMMISSION FILE NUMBER 001-34144

CUBIC ENERGY, INC.

(Exact Name of Registrant as Specified in its Charter)

TEXAS	87-0352095
(State of Incorporation)	(I.R.S. Employer Identification No.)

9870 PLANO ROAD, DALLAS, TEXAS 75238

(Address of Principal Executive Offices)

972-686-0369

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
None	Not Applicable

Securities registered under Section 12(g) of the Act: Common Stock, $0.05 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the common stock, par value $0.05 per share, held by non-affiliates computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of December 31, 2012 the aggregate market value held by non-affiliates was $7,612,332.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 8, 2013, there were 77,505,908 shares of common stock outstanding.

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

•                 our ability to integrate our recently consummated acquisitions;

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

ii

CUBIC ENERGY, INC.

iii

PART I

Item 1. Business.

GENERAL

Cubic Energy, Inc. (referred to as “Cubic”, “we”, “our”, “us” or the “Company”) is an independent energy company engaged in the development and production of, and exploration for, crude oil, natural gas and natural gas liquids. Our oil and gas assets are concentrated in Texas and Louisiana. At June 30, 2013, our total proved reserves were 45,177,522 Mcfe.

RECENTLY COMPLETED FINANCING AND ACQUISITIONS

On October 2, 2013, the Company consummated all of the following transactions, which are referred to herein, collectively, as the “Recent Transactions.”  This date will be considered as the effective date for purposes of recording the acquisitions and new operations on the books and records of Cubic.

Formation of New Subsidiaries

The Company approved the formation and capitalization of two new, wholly owned direct subsidiaries (Cubic Asset Holding, LLC, a Delaware limited liability company (“Cubic Asset Holding”), and Cubic Louisiana Holding, LLC, a Delaware limited liability company (“Cubic Louisiana Holding”)) and two new, wholly owned indirect subsidiaries (Cubic Asset LLC, a Delaware limited liability company and a direct subsidiary of Cubic Asset Holding (“Cubic Asset”), and Cubic Louisiana, LLC, a Delaware limited liability company and a direct subsidiary of Cubic Louisiana Holding (“Cubic Louisiana”)).

Senior Secured Notes Financing

The Company entered into a Note Purchase Agreement dated October 2, 2013 (the “Note Purchase Agreement”), pursuant to which the Company issued an aggregate of $66.0 million of senior secured notes due October 2, 2016 (the “Notes”) to certain purchasers.  The Notes bear interest at the rate of 15.5% per annum, in cash, payable quarterly; provided, however, that interest for the first six months following the closing shall be paid 7.0% per annum in cash and 8.5% per annum in additional Notes.  The indebtedness under the Note Purchase Agreement is secured by substantially all of the assets of the Company, including a first priority lien over all of the assets of the Company, Cubic Asset and Cubic Asset Holding and a second priority lien over all of the assets of Cubic Louisiana and Cubic Louisiana Holding.

Issuance of Warrants and Series C Preferred Stock

Pursuant to the terms of a Warrant and Preferred Stock Agreement, dated as of October 2, 2013 (the “Warrant and Preferred Stock Agreement”), and in connection with the issuance and sale of the Notes under the Note Purchase Agreement, the Company issued certain warrants and shares of Series C Voting Preferred Stock, par value $0.01 per share (the “Series C Voting Preferred Stock”), to certain purchasers of the Notes and their affiliates (the “Investors”).  The Company issued warrants exercisable for (a) an aggregate of 65,834,549 shares of the Company’s common stock, par value $0.05 per share (the “Common Stock”), at an exercise price of $0.01 per share (the “Class A Warrants”), and (b) an aggregate of 32,917,275 shares of Common Stock, at an exercise price of $0.50 per share (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”).

The Company also issued an aggregate of 98,751.824 shares of Series C Voting Preferred Stock to the Investors.  The holders of the Series C Voting Preferred Stock are entitled to vote, together with holders of Common Stock, as a single class with respect to all matters presented to holders of Common Stock of the Company.  The holders of Series C Voting Preferred Stock are entitled, in the aggregate, to a number of votes equal to the number of shares of Common Stock that would be issuable upon the exercise of all outstanding Warrants on a Full Physical Settlement basis (as defined in the Warrant and Preferred Stock Agreement).  The holders of Series C Voting Preferred Stock are not entitled to receive any dividends from the Company.  Shares of the Series C Voting Preferred Stock have a stated value of $0.01 per share and may be redeemed at the option of the holders thereof at any time.

Investment Agreement and Voting Agreement

In connection with entering into the Note Purchase Agreement and the Warrant and Preferred Stock Agreement, the Company entered into an Investment Agreement, dated as of October 2, 2013, with the Investors, pursuant to which the Investors have the right to designate three members (subject to adjustment for changes in board size) for election or appointment to the Company’s board of directors and certain information rights, veto rights, pre-emptive rights and sale rights, among others.

The Investors and Calvin A. Wallen, III, the Company’s Chairman, President and Chief Executive Officer, also entered into a Voting Agreement, dated as of October 2, 2013 (the “Voting Agreement”), pursuant to which Mr. Wallen has agreed to vote shares of voting securities of the Company beneficially owned by him in favor of the Investors’ designees to the board of directors of the Company and with the Investors in connection with certain other matters.  Mr. Wallen has also agreed not to transfer shares of voting securities of the Company beneficially owned by him unless certain conditions specified in the Voting Agreement are satisfied.

Registration Rights Agreement

In connection with entering into the Note Purchase Agreement and the Warrant and Preferred Stock Agreement, the Company entered into a Registration Rights Agreement, dated as of October 2, 2013, with the Investors, providing for, among other things, the registration of shares of Common Stock issuable upon exercise of the Warrants with the Securities and Exchange Commission.

Hedging Transaction

The Company, through its subsidiary Cubic Asset, also entered into a Call Option Structured Derivative payment with a third party that resulted in an upfront payment at closing of approximately $35,000,000.  In addition, this third party has entered into agreements with Cubic Asset and Cubic Louisiana contemplating the hedging of hydrocarbons.  This third party will have a junior lien position on both the assets of Cubic Asset and Cubic Louisiana.

Wells Fargo Debt Restructuring

Cubic Louisiana and Wells Fargo Energy Capital, Inc. (“WFEC”) entered into an Amended and Restated Credit Agreement dated October 2, 2013 (the “Credit Agreement”).  In conjunction with entering into the Credit Agreement, the Company assigned all of its previously held oil and gas interests that it held in Northwest Louisiana to Cubic Louisiana (the “Legacy Louisiana Assets”).  Pursuant to the terms of the Credit Agreement, the Company repaid the $5 million term loan payable to WFEC, and Cubic Louisiana assumed the remaining unpaid debt to WFEC, which amount was $20,865,110 as of that date.  That debt is reflected in a term loan bearing interest at Wells Fargo Bank prime rate, plus 2%, per annum.  In the event that Cubic Louisiana does not have available cash to pay interest on the Credit Facility, accrued and unpaid interest will be paid in kind via an additional promissory note.  As part of the Credit Agreement, WFEC is providing a revolving credit facility in the amount of up to $10,000,000, bearing interest at the same rate, with all advances under that revolving credit facility to be made in the sole discretion of WFEC.  The indebtedness to WFEC pursuant to the Credit Agreement is secured by a first priority lien over all of the assets of Cubic Louisiana and Cubic Louisiana Holdings.  The other oil and gas properties of Cubic and its other subsidiaries, including the assets acquired from Gastar, Navasota and Tauren, as described below, do not secure the indebtedness under the Credit Agreement.

Conversion of Wallen Note and Series A Convertible Preferred Stock into Series B Convertible Preferred Stock

The Company entered into and consummated the transactions contemplated by a Conversion and Preferred Stock Purchase Agreement dated as of October 2, 2013 (the “Conversion Agreement”) with Mr. Wallen and Langtry Mineral & Development, LLC, an entity controlled by Mr. Wallen.  Pursuant to the terms of the Conversion Agreement, (a) Langtry was issued 12,047 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $12,047,000, in exchange for the cancellation of all of the issued and outstanding shares of Series A Convertible Preferred Stock held by Langtry and (b) Mr. Wallen was issued 2,115 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $2,115,000, in exchange for the cancellation of a promissory note payable to Mr. Wallen in the principal amount of $2,000,000, plus $114,986 of accrued and unpaid interest.

The Series B Convertible Preferred Stock is entitled to dividends at a rate of 9.5% per annum and, subject to certain limitations, is convertible into the Common Stock at an initial conversion price of $0.50 per share of Common Stock. The holders of the Series B Convertible Preferred Stock are entitled to vote (on an as-converted basis), together with holders of Common Stock, as a single class with respect to all matters presented to holders of Common Stock.

Acquisition of Properties from Gastar

The Company consummated the transactions contemplated by the previously announced Purchase and Sale Agreement dated as of April 19, 2013 (the “Gastar Agreement”) with Gastar Exploration Texas, LP (“GETLP”) and Gastar Exploration USA, Inc.  Pursuant to the Gastar Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The acquired properties include approximately 17,400 net acres of leasehold interests.  The acquisition price paid by the Company at closing was $39,118,830, following various adjustments set forth in the Gastar Agreement, and including the various deposits paid prior to the closing date.  For purposes of allocating revenues and expenses and capital costs between GETLP and Cubic, such amounts were netted effective January 1, 2013 and will be recorded as an adjustment to the purchase price.

Acquisition of Properties from Navasota

On September 27, 2013, the Company entered into a Purchase and Sale Agreement (the “Navasota Agreement”) with Navasota Resources Ltd., LLP (“Navasota”).  On October 2, 2013, pursuant to the Navasota Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The leasehold interests acquired from Navasota generally consist of additional fractional interests in the properties acquired pursuant to the Gastar Agreement, comprising approximately 6,400 net acres.  The acquisition price paid by the Company was $19,400,000.

Acquisition of Properties from Tauren

The Company entered into and consummated the transactions contemplated by a Purchase and Sale Agreement dated as of October 2, 2013 (the “Tauren Agreement”) with Tauren Exploration, Inc., an entity controlled by Mr. Wallen.  Pursuant to the Tauren Agreement, the Company acquired well bores, proven reserves, oil & natural gas production and undeveloped leasehold interests in the Cotton Valley formation in DeSoto and Caddo Parishes, Louisiana.  The acquired properties include approximately 5,600 net acres of leasehold interests.  The acquisition price paid by the Company was $4,000,000 in cash and 2,000 shares of the Company’s Series B Convertible Preferred Stock with an aggregate stated value of $2,000,000.  The Tauren Agreement was unanimously approved by the Company’s board of directors, excluding Mr. Wallen.  In addition, the Company obtained an opinion from Blackbriar Advisors, LLC, which concluded that the terms of the Tauren Agreement were fair, from a financial perspective, to the Company.

LEGACY ASSETS

Legacy Louisiana Acreage

Our corporate strategy with respect to our asset acquisition and development efforts was to position the Company in low risk opportunities while building mainstream high yield reserves.  The acquisition of our acreage in DeSoto and Caddo Parishes, Louisiana, puts us in reservoir rich environments in the Hosston, Cotton Valley and Bossier/Haynesville Shale formations, with additional shallow formations to exploit as well. We have had success on our acreage with wells completed in the Hosston, Cotton Valley and Bossier/Haynesville Shale formations.  We also own interests in the rights-of-way, infrastructure and pipelines for our Caddo and DeSoto Parish, Louisiana acreage.

We share our Bossier/Haynesville formation acreage with Goodrich Petroleum Corporation (“Goodrich”), Chesapeake Energy Corporation (“Chesapeake”), Petrohawk Energy Corporation (“Petrohawk”), El Paso E&P Company, L.P. (“El Paso”), BG US Production Company, LLC (“BG”), EXCO Operating Company, LP (“EXCO”) and Indigo Minerals, LLC (“Indigo Minerals”), and all of these companies are third-party operators actively working on some of our shared acreage. As a result of this activity, we saw improved production volumes in two of the last three fiscal years. However due to lower natural gas prices and depleting production volumes, there was a decrease in production volumes during fiscal 2013.

Legacy Texas Acreage

Prior to the Recent Transactions, and as of June 30, 2013, our Texas properties were situated in Eastland and Callahan Counties. These Texas properties consist primarily of wells acquired in several transactions between 1991 and 2002 and through overriding royalty interests reserved in farm-out agreements in 1998 and 1999. These wells produce limited amounts of natural gas and oil condensate.

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

Prior to the Agreement, we focused primarily on the acquisition of non-operated working interests and overriding royalty interests in oil and gas properties. Subsequent to entering into the Agreement, we moved our headquarters from Tulsa, Oklahoma to Garland, Texas in order to utilize Mr. Wallen’s assembled team of experienced management whose substantial expertise lay in acquisition, exploitation and development and the ability to manage both operated and non-operated oil and gas properties. In addition, after reviewing our existing property portfolio and refining our new business strategy, the management team initiated a divestment strategy to dispose of our non-strategic assets in non-core areas in order to concentrate on building core reserves. Pursuant to this strategy, we have acquired additional properties in our core areas, which as of June 30, 2013, were primarily in Louisiana, as well as pursuing an operated and a non-operated drilling program for the drilling of exploratory, development and infill wells, a strategy previously unavailable to us due to the technical expertise and experience required and the lack of available resources. As of June 30, 2013, we were not the operator for any of our properties.

On February 6, 2006, the Company entered into a Purchase Agreement with Tauren, an entity wholly owned by Mr. Wallen, with respect to the purchase by the Company of certain Cotton Valley leasehold interests (approximately 11,000 gross acres; 5,000 net acres) held by Tauren. Pursuant to the Purchase Agreement, the Company acquired from Tauren a 35% working interest in approximately 2,400 acres and a 49% working interest in approximately 8,500 acres located in DeSoto and Caddo Parishes, Louisiana, along with an associated Area of Mutual Interest (“AMI”) and the right to acquire at “cost” (as defined in the Purchase Agreement) a working interest in all additional mineral leases obtained by Tauren in the AMI, in exchange for (a) $3,500,000 in cash, (b) 2,500,000 shares of Company common stock, (c) an unsecured 12.5% short-term promissory note in the amount of $1,300,000 and (d) a drilling credit of $2,100,000.

On March 5, 2007, Cubic entered into a Credit Agreement with WFEC providing for a revolving credit facility of $20,000,000 and a convertible term loan of $5,000,000 (the “Credit Facility”). In connection with entering into the Credit Facility, the Company issued to WFEC warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an original exercise price of $1.00 per share. On December 18, 2009, the Company entered into a Second Amendment to Credit Agreement with WFEC, providing for a revolving credit facility of up to $40,000,000 subject to borrowing base limits and a convertible term loan of $5,000,000 (the “Amended Credit Agreement”). In connection with entering into the Amended Credit Agreement, the Company issued to WFEC additional warrants, expiring on December 1, 2014, for the purchase of up to 5,000,000 shares of Company common stock at an exercise price of $1.00 per share, and extended the expiration date of the warrants to purchase 2,500,000 shares of Company common stock that were previously issued to WFEC to December 1, 2017. In connection with the amendment, warrants held by WFEC, which are convertible into 8.5 million shares of the Company’s common stock, were modified to provide for an exercise price of $0.20 per share and a termination date of December 1, 2017.

On November 24, 2009, the Company entered into transactions with Tauren and Langtry, both of which are entities controlled by Mr. Wallen, under which the Company acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. As consideration for the Drilling Credits, the Company (a) conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) issued to Langtry 10,350,000 Company common shares and Series A Convertible Preferred Stock in the amount of $10,350,000, which was convertible at any time prior to the fifth anniversary of issuance into Company common shares at $1.20 per common share. The preferred stock was entitled to cumulative dividends equal to 8% per annum, payable quarterly.

On December 18, 2009, the Company issued a subordinated promissory note payable to Mr. Wallen, in the principal amount of $2,000,000 (the “Wallen Note”). This note provided for interest at the prime rate plus one percent (1%). The proceeds of the Wallen Note were used to repay a previously outstanding promissory note.

As of June 30, 2012, the Company used the Drilling Credits to fund $21,435,551 of its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company which are now operated by third parties. As of June 30, 2012 a total of $9,517,258 of the Drilling Credits remained. The counterparties (EXCO and BG) on the Drilling Credits asserted certain offsets against their obligations under the Drilling Credits. On September 12, 2012, we received a final judgment with respect to an arbitration award of approximately $12,800,000 from EXCO and BG.

On October 2, 2012, the Company entered into a Settlement Agreement and Mutual Release with Tauren, EXCO and BG. This agreement provides that EXCO and BG shall (a) apply the Drilling Credits as provided in the agreement and place the Company in consent status on specified wells and (b) pay to the Company $12,179,853 in cash.  The agreement also provides for mutual releases among the parties.  Pursuant to the Fourth Amendment to Credit Agreement between the Company and WFEC, $9,134,890 of such amount was paid to WFEC when received by EXCO and BG in order to reduce the borrowings under the Company’s revolving credit facility with the balance of the cash being received by the Company.

STRATEGY

As of June 30, 2013, our strategy with respect to our domestic exploration program seeks to maintain a balanced portfolio of drilling opportunities that range from lower risk, field extension wells to the smaller scale pursuit of Company appropriate higher risk, high reserve potential prospects.

Our recent acquisition of East Texas Basin assets is at the core of our current strategy, which we believe provides lower risk development opportunities and high yield opportunities.  The Company is exploring acquiring additional properties with this same development profile.

Additionally, our focus is on exploration opportunities that can benefit from advanced technologies, including 3-D seismic, designed to reduce risks and increase success rates. We develop prospects in-house with an affiliate and through strategic alliances with exploration companies that have expertise in specific target areas. In addition, we evaluate externally generated prospects and look to participate in certain of these opportunities to enhance our portfolio.

We are currently focusing our domestic exploration activities to develop and re-enter existing well bores, and re-complete existing well bores with respect to our recently acquired East Texas Basin assets; as well as developing our recently augmented leasehold interests in Louisiana.  East Texas Basin prospects have been developed from the top of the Cretaceous formation all the way to the bottom of the Deep Bossier Shale.  The various Cretaceous zones all have strong oil and liquids component that we believe will help the Company achieve its transition away from dry natural gas.  The highly production dry natural gas of the various Bossier sands have the opportunity to provide the Company an increase in short term cash flow, with reasonable out-of-pocket expenditures, even at current commodity prices, through the re-recompletion and work over of existing wells.  Prospects in our Louisiana leaseholds are focused on the Cotton Valley and the Haynesville Shale, but also include the Hosston; Gloyd; Pettet; Glen Rose and Paluxy.

The Company’s future results of operations and growth are substantially dependent upon (i) its ability to acquire or find new oil and gas properties, or successfully develop existing oil and gas properties, including those acquired in the Recent Transactions, and (ii) the prevailing prices for oil and gas. Numerous locations have been identified by third-party operators for additional drilling. If we are unable to economically complete additional producing wells, the Company’s oil and gas production, and its revenues, would likely decline rapidly as its reserves are depleted. In addition, oil and gas prices are dependent upon numerous factors beyond the Company’s control, such as economic, political, governmental, environmental and regulatory developments, as well as competition from other sources of energy. The oil and gas markets have historically been very volatile, and any further significant or extended decline in the price of gas would have a material adverse effect on the Company’s financial condition and results of operations, and could result in a further reduction in the carrying value of the Company’s proved reserves and adversely affect its access to capital.

PRINCIPAL OIL AND GAS PROPERTIES

The following table summarizes certain information with respect to our principal areas of operation at June 30, 2013:

		Natural		Total Gas	Estimated
	Oil	Gas Liquids	Gas	Equivalent	Future Net	10%
Category	(Bbls)	(Gals)	(Mcf)	(Mcfe)	Cash Flows	Discount
Proved Producing	1,835	470,610	4,899,388	4,977,698	$8,852,800	$6,075,300
Proved Non-Producing	—	—	—	—	—	—
Proved Developed Reserves	1,835	470,610	4,899,388	4,977,698	$8,852,800	$6,075,300
Proved Undeveloped	393,673	68,219,298	28,092,172	40,199,824	79,982,200	$32,972,500
Total Proved Reserves	395,508	68,689,908	32,991,560	45,177,522	$88,835,000	$39,047,800

As of June 30, 2013, our Texas properties were situated in Eastland and Callahan Counties and represented an immaterial amount of reserves and are excluded from our SEC reserve report filed herewith as Exhibit 99.1. Our Louisiana properties are situated in Caddo Parish and in DeSoto Parish. At June 30, 2013, the Louisiana properties contained substantially all of our proved reserves. The Texas properties owned as of June 30, 2013, consisted primarily of wells acquired by the Company in several transactions between 1991 and 2002 and through overriding royalty interests reserved in farm-out agreements in 1998 and 1999. The vast majority of the Legacy Louisiana Assets were acquired on or about October 1, 2004, January 11, 2005 and February 6, 2006.

Our net production for the fiscal year ended June 30, 2013 for all of the Company’s wells averaged approximately 3,127 Mcf of natural gas per day, 2 barrels of oil per day and 291 gallons of natural gas liquids per day as compared to approximately 6,149 Mcf of natural gas per day, 3 barrels of oil per day and 147 gallons of natural gas liquids per day in the fiscal year ended June 30, 2012.

FISCAL 2013 DRILLING

During fiscal 2013, Indigo Minerals drilled and completed three wells, all of which are in the Cotton Valley formation in which the Company has interests.

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

MARKETING OF PRODUCTION

Crude Oil and Natural Gas

During fiscal 2013, our production consisted mainly of natural gas. During fiscal 2013, we marketed our production of natural gas that was produced from wells operated by our affiliate Fossil Operating (“Fossil”), an entity controlled by our President and Chief Executive Officer, Calvin A. Wallen III, to three purchasers: (i) in Texas, Enbridge G & P, LP, and (ii) in Louisiana, EROC Gathering Company, LP and Atmos Energy Marketing, LLC (“Atmos Energy”). We sell our affiliate-operated crude oil and natural gas liquids (“NGL”) production at or near the well-site; although in some cases it is gathered by us or others and delivered to a central point of sale. Our crude oil and condensate production is transported by truck or by pipeline and is marketed by Transoil Marketing, Inc. (“Transoil”), Eastex Crude Company (“Eastex”), and Martin Gas Sales (“Martin”). During fiscal 2013, all of our production was generated by Fossil and seven third-party operators: Chesapeake, Indigo Minerals, EXCO, El Paso, BG, Petrohawk and Goodrich. Pursuant to the terms of our operating agreements, these third-party operators have the right to market our production from wells operated by them.  Of these third-party operators, our total revenues during fiscal 2013 were generated as follows: EXCO — 72%, Chesapeake - 9% and Goodrich - 7%, with others producing 12%.  Purchases by Atmos Energy through Fossil totaled 3.5% of our total revenues. We did not have any gas marketing agreements, commitments or contracts; we sell our crude oil, NGL and natural gas at the prevailing market prices. We had not engaged in crude oil hedging or trading activities, as of June 30, 2013. The majority of our production and our revenue is now generated by wells drilled and operated by non-affiliated third-party operators.

We believe we would be able to locate alternate purchasers in the event of the loss of any of these purchasers, and that any such loss would not have a material adverse effect on our financial condition or results of operations. Revenue totaled $3,843,420 for fiscal 2013 primarily from the sale of natural gas. Natural gas totaled $3,661,677 and represented 95%, NGL totaled $104,103 and represented 3% and oil totaled $77,640 and represented 2% of our total oil and gas revenues, respectively for fiscal 2013.

Price Considerations

Natural gas and NGL prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMbtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX (“NYMEX-Henry Hub”). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2013 was $3.21 as compared to $3.01 in fiscal 2012. The average NGL price per gallon received by us in fiscal 2013 was $.98 compared to $1.59 in fiscal 2012. Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil (“NYMEX-WTI”). The average crude oil price per barrel received by us in fiscal 2013 was $90.00 as compared to $93.25 in fiscal 2012.

OIL AND GAS RESERVES

The following tables set forth our proved developed and proved undeveloped reserves at June 30, 2013, the estimated future net cash flows from such proved reserves and the Standardized Measure of Discounted Future Net Cash Flows attributable to our proved reserves at June 30, 2013, 2012 and 2011:

	At June 30,
	2013	2012	2011
Proved Developed Reserves:
Oil (Bbl)	1,835	443	1,199
Natural Gas Liquids (Gals)	470,610	1,470	—
Gas (Mcf)	4,899,388	3,982,265	6,634,236
Mcfe	4,977,698	3,985,203	6,641,429
Estimated future net cash flows (before income tax)	$8,852,800	$6,827,246	$23,523,649
Standardized Measure (1)	$6,075,300	$5,504,209	$18,418,254

Proved Undeveloped Reserves:
Oil (Bbl)	393,673	427,190	—
Natural Gas Liquids (Gals)	68,219,298	55,168,290	—
Gas (Mcf)	28,092,172	19,357,720	51,057,850
Mcfe	40,199,824	29,802,000	51,057,850
Estimated future net cash flows (before income tax)	$79,982,200	$62,895,890	$63,411,720
Standardized Measure (1)	$32,972,500	$24,472,000	$28,492,490

Total Proved Reserves:
Oil (Bbl)	395,508	427,633	1,199
Natural Gas Liquids (Gals)	68,689,908	55,169,760	—
Gas (Mcf)	32,991,560	23,339,985	57,692,086
Mcfe	45,177,522	33,787,203	57,699,279
Estimated future net cash flows (before income tax)	$88,835,000	$69,723,136	$86,935,369
Standardized Measure (1)	$39,047,800	$29,976,209	$46,910,744

Average price used to calculate reserves:
Oil (Bbl)	$85.13	$96.59	$87.24
Natural Gas Liquids (Gal)	$1.31	$1.13	$1.57
Gas (Mcf)	$3.62	$3.25	$4.53

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

The information set forth in this Annual Report relating to our proved reserves, estimated future net cash flows and present values, excluding those values from West Texas Properties, is taken from a report prepared by our current independent petroleum engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”), for fiscal 2013, which relied on reserve reports of our previous independent petroleum engineering firms. This information for fiscal 2012 was provided by NPC Engineering Group, LLC (“NPC-ENG”) and in fiscal 2011 was provided by Cambrian Consultants America, Inc., d/b/a RPS (“RPS”). The reservoir engineer at NSAI, and previously NPC-ENG, and RPS, respectively, who oversaw the preparation of the reserve estimates, each has a Master’s of Science Degree and is licensed as a Professional Engineer in the State of Texas. The persons from the two previous firms each had a Master’s of Science Degree and is certified by the State of Texas Professional Geologists as a Licensed Geologist and has more than thirty years of experience in the upstream oil and gas industry. The estimates of these independent petroleum engineering firms were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. Information with respect to our reserves in Texas as of June 30, 2013, 2012 and 2011 was prepared in-house, was not reviewed by an independent engineering firm, and due to the immaterial size was not reported in our reserve report for the periods ended June 30, 2013, 2012 and 2011. Our internal geologist has a Master’s of Science Degree in Geology, is an American Association of Petroleum Geologists’ Certified Petroleum Geologist and has twenty-nine years of experience in the upstream oil and gas industry.  In accordance with guidelines of the SEC, our estimates of proved reserves and the future net revenues from which present values are derived are made using an average price mechanism based on the first day of each of the last twelve months and a differential based on amount per Mcf received, by the Company. Operating costs, development costs and certain production-related taxes were deducted in arriving at estimated future net cash flows, but such costs do not include debt service or general and administrative expenses.

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

	Year Ended June 30,
	2013	2012	2011
Property acquisition costs	$178,685	$109,076	$448,432
Exploratory costs	—	—	—
Development costs	(290,569)	8,224,013	10,175,986
Total	$(111,884)	$8,333,089	$10,624,418

The Company received several credits from EXCO after June 30, 2012 thus creating negative costs incurred total for the year ended June 30, 2013.

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

	Year Ended June 30,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	3	0.04	1	—	7	1.51
Dry	—	—	—	—	—	—
Total development	3	0.04	1	—	7	1.51
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total exploratory	—	—	—	—	—	—
Total wells:
Productive	3	0.04	1	—	7	1.51
Dry	—	—	—	—	—	—
Total wells	3	0.04	1	—	7	1.51

NET PRODUCTION, SALES PRICES AND COSTS

The following table presents certain information with respect to production, prices and costs attributable to all oil and gas property interests owned by us for the fiscal years ended June 30, 2013, 2012 and 2011:

	Year Ended June 30,
	2013	2012	2011
Production Volumes:
Oil (Bbl)	863	1,100	1,444
Natural gas liquids (gallons)	106,057	53,623	53,008
Natural gas (Mcf)	1,141,474	2,244,315	1,481,430
Total oil, natural gas liquids, and natural gas (Mcfe)	1,161,802	2,258,577	1,497,666

Weighted Average Sales Prices:
Oil (per Bbl)	$90.00	$93.25	$83.13
Natural gas liquids (per gallon)	$0.98	$1.59	$1.60
Natural gas (per Mcf)	$3.21	$3.01	$4.00

Selected Expenses per Mcfe:
Production costs	$0.65	$0.43	$0.60
Workover expenses (non-recurring)	$0.04	$0.07	$0.01
Severance taxes	$0.16	$(0.06)	$0.07
Other revenue deductions	$0.76	$0.43	$0.56
Total lease operating expenses	$1.61	$0.87	$1.24
General and administrative expenses	$2.01	$1.58	$2.11
Depreciation, depletion and amortization	$2.80	$2.70	$2.48

PRODUCTIVE WELLS AND ACREAGE

Productive Wells

The following table sets forth our productive wells at June 30, 2013:

Oil		Gas		Total
Gross	Net	Gross	Net	Gross	Net
—	—	64	13.41	64	13.41

We had no oil wells at June 30, 2013. The oil we produced during fiscal 2013 was a by-product of our gas wells. The Company had 3 new wells drilled and completed; however our working interest on all 3 new wells combined was less than 8%, so that small percentage increase and the gain of some newly acquired acreage caused our net well number to decline.

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage at June 30, 2013. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

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

OPERATIONS

Oil and gas properties are customarily operated under the terms of a joint operating agreement, which provides for reimbursement of the operator’s direct expenses and monthly per well supervision fees. Per well supervision fees vary widely depending on the geographic location and producing formation of the well, whether the well produces oil or gas and other factors. As of June 30, 2013, the majority of our production was operated by non-affiliated third-party operators. The balance of our production was operated by Fossil, an entity wholly owned by Mr. Wallen.

We have contract relationships with petroleum engineers, geologists and other operations and production specialists who believe the production rates and reserves will increase, which would lower the cost per Mcfe of operating our affiliated and non-affiliated third-party oil and gas properties.

EMPLOYEES

At September 24, 2013, the Company had eight (8) employees, seven (7) full-time and one (1) part-time. We regularly use independent consultants and contractors to perform various professional services, including well-site supervision, design, construction, permitting and environmental assessment. We use independent contractors to perform field and on-site production operation services.

FACILITIES

The Company’s principal executive and administrative offices are located at 9870 Plano Road, Dallas, Texas, and are owned by an affiliate controlled by Mr. Wallen. The offices were leased on a month-to-month basis for an average monthly amount charged to the Company, from July 1, 2010 until December 31, 2010, of $2,229. Effective January 1, 2011, the Company signed a 2-year lease that charges the Company a monthly fee of $8,000 per month. Effective January 1, 2013, the lease was extended through September 30, 2013, and has been further extended to March 31, 2014. The Company believes that there is other appropriate space available in the event the Company should terminate its current leasing arrangement, though the Company believes the monthly rental fee would likely exceed $8,000 per month.

COMPETITION

As of June 30, 2013, our acreage was being operated by affiliated and non-affiliated third-party operators. There is limited, if any, competition in this non-operated position, so our focus is on reducing costs and expenses where possible.  We have in the past operated and developed oil and natural gas plays and our strategy is to operate and develop additional properties, in the future, including those acquired in the Recent Transactions. In that environment, we compete with major integrated oil and natural gas companies and independent oil and natural gas companies in all areas of operation. In particular, we compete for property acquisitions and for the equipment and labor required to operate and develop these properties. Most of our competitors have substantially greater financial and other resources than we have. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which could adversely affect our competitive position. These competitors may be able to pay more for exploratory prospects and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Further, our competitors may have technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of our competitors have operated for a much longer time than we have and have demonstrated the ability to operate through industry cycles.

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

Our third-party operators employ hydraulic fracturing techniques to stimulate natural gas production from unconventional geological formations, which entails the injection of pressurized fracturing fluids (consisting of water, sand and certain chemicals) into a well bore. The federal Energy Policy Act of 2005 amended the Underground Injection Control (“UIC”) provisions of the federal Safe Drinking Water Act (“SDWA”) to exclude hydraulic fracturing from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Similar legislation could be introduced in the current session of Congress. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a study of the potential environmental impacts of hydraulic fracturing. In December 2012, the EPA issued a progress report on its hydraulic fracturing study with final results expected in 2014. In addition, in December 2011, the EPA published an unrelated draft report concluding that hydraulic fracturing caused groundwater pollution in a natural gas field in Wyoming. This study remains subject to review. The agency also announced that one of its enforcement initiatives for 2011 to 2013 would be to focus on environmental compliance by the energy extraction sector. This study and enforcement initiative could result in additional regulatory scrutiny or further legislative or regulatory action regarding hydraulic fracturing or similar production operations that could make it difficult to perform hydraulic fracturing and increase our costs of compliance or significantly impact our business, results of operations, cash flows, financial position and future growth.

In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, or that would impose higher taxes, fees or royalties on natural gas production. Our operations prior to the Recent Transactions have been concentrated largely in Louisiana. We now have significant operations in Texas as well. We do not currently have operations on federal lands or in the states where the most stringent proposals have been advanced. However, if new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, or if we acquire oil and gas properties in areas subject to those regulations, such legal requirements could result in delays, eliminate certain drilling and injection activities, make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business. It is also possible that our drilling and injection operations could adversely affect the environment, which could result in a requirement to perform investigations or clean-ups or in the incurrence of other unexpected material costs or liabilities.

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

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases from industrial and energy sources contribute to increases of carbon dioxide levels in the earth’s atmosphere and oceans, effects on climate, and other environmental effects and therefore present an endangerment to public health and the environment, the EPA has adopted various regulations under the Clean Air Act, addressing emissions of greenhouse gases that may affect the oil and gas industry. On November 8, 2010, the EPA finalized rules expanding its Mandatory Greenhouse Gas Reporting Rule, originally promulgated in October 2009, to be applicable to the oil and natural gas industry, including certain onshore oil and natural gas production activities, which may affect certain of our existing or future operations and require the inventory and reporting of emissions. In addition, the EPA has taken the position that existing Clean Air Act provisions require an assessment of greenhouse gas emissions within the permitting process for certain large new or modified stationary sources under the EPA’s Prevention of Significant Deterioration and Title V permit programs, effective as of 2011. On April 17, 2012, the EPA issued final rules to subject oil and natural gas operations to regulation under the New Source Performance Standards, (“NSPS”), and National Emission Standards for Hazardous Air Pollutants, (“NESHAPS”), programs under the Clean Air Act, and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards require owners/operators to reduce volatile organic compound, (“VOC”), emissions from natural gas not sent to the gathering line during well completion either by flaring using a completion combustion device or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to new hydraulically fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements, which became effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules may require changes to our operations, including the installation of new equipment to control emissions. We are currently evaluating the effect these rules will have on our business.

We are unable to assure that more stringent laws and regulations protecting the environment will not be adopted and that we will not incur material expenses in complying with them in the future. For example, although federal legislation regarding the control of emissions of greenhouse gases (“GHG”), for the present, appears unlikely, the EPA has been implementing regulatory measures under existing Clean Air Act authority and some of those regulations may affect our operations. GHGs are certain gases, including carbon dioxide, a product of the combustion of natural gas, and methane, a primary component of natural gas, that may be contributing to warming of the Earth’s atmosphere resulting in climatic changes. These GHG regulations could require us to incur increased operating costs and could have an adverse effect on demand for the oil and natural gas we produce.

Although this rule does not limit the amount of GHGs that can be emitted, it requires the operator of the wells to incur costs to monitor, record keep and report GHG emissions associated with our operations. In addition, some states have considered, and notably California has adopted, a state specific GHG regulatory program that may limit GHG emissions or may require costs in association with the control of GHG emissions.

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

The price at which we sell natural gas is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to our physical sales of these energy commodities, we are required to observe anti-market manipulation laws and related regulations enforced by the FERC, the Commodity Futures Trading Commission, (“CFTC”), and/or the Federal Trade Commission, or the FTC. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

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

Servicing our debt requires a significant amount of cash.

The Company entered into a Note Purchase Agreement dated October 2, 2013, pursuant to which the Company issued an aggregate of $66,000,000 of senior secured notes due October 2, 2016, to certain purchasers. In addition, our prior debt of approximately $21,000,000 was renegotiated and assumed by one of our newly created subsidiaries.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our ability to develop the assets acquired in the Recent Transactions and our legacy assets, generate cash flows therefrom and collect amounts owed to us by our third-party operators.

Our acquisition of assets from Gastar and Navasota presents certain risks to our business and operations.

We recently consummated the acquisition of certain assets of Gastar and Navasota, respectively.  The acquisitions present numerous risks, including the following:

•                        The possibility that the expected benefits of such transaction may not materialize in the timeframe expected, or at all, or may be more costly to achieve than anticipated;

•                        The increase in our indebtedness that has resulted from entering into financing for the acquisitions;

•                        That the acquired assets may not produce as expected;

•                        That we are unable to successfully develop the assets;

•                        Stockholder reaction to the acquisitions;

•                        Risks associated with the ownership and operation of the acquired assets, which differ from those that we currently hold, in that the acquired assets are primarily oil producing, while our legacy assets are primarily gas producing;

•                        These transactions may require diversion of the attention of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us; and

•                        That we have incurred substantial costs in connection with these transactions.

One or more of these factors could negatively affect our business, financial condition or results of operations.

Fluctuations in oil and natural gas prices, which have been volatile at times, may adversely affect our revenues as well as our ability to maintain or increase our borrowing capacity, repay current or future indebtedness and obtain additional capital.

Our future financial condition, access to capital, cash flows and results of operations depend upon the prices we receive for our oil and natural gas. Historically, we have been particularly dependent on prices for natural gas, but as a result of the Recent Transactions, we will become increasingly dependent on prices for oil. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Factors that affect the prices we receive for our oil and natural gas include:

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

In the past, prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue. During fiscal 2013, the Henry Hub spot price for natural gas fluctuated from a high of $4.38 per Mcf to a low of $2.66 per Mcf, while the NYMEX West Texas Intermediate crude oil price ranged from a high of $98.46 per Bbl to a low of $83.72 per Bbl.

Our revenues, cash flow and profitability and our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital depend substantially upon oil and natural gas prices.

We face significant competition, and many of our competitors have resources in excess of our available resources.

The oil and gas industry is highly competitive. We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of producing properties and exploratory prospects and sale of crude oil, natural gas and NGL. Our competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of our competitors are large, well established companies with substantially larger operating staffs and greater capital resources than us. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

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

Acquisition prospects are difficult to assess and may pose additional risks to our operations.

Where appropriate, we may evaluate and pursue acquisition opportunities on terms our management considers favorable. The successful acquisition of natural gas and oil properties requires an assessment of:

•                                                                  Recoverable reserves;

•                                                                  Exploration potential;

•                                                                  Future natural gas and oil prices;

•                                                                  Operating costs;

•                                                                  Potential environmental and other liabilities; and

•                                                                  Permitting and other environmental authorizations required for our operations.

In connection with such an assessment, we would expect to perform a review of the subject properties that we believe to be generally consistent with industry practices. Nonetheless, the resulting conclusions are inexact and their accuracy inherently uncertain and such an assessment may not reveal all existing or potential problems, nor will it necessarily permit a buyer to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Inspections may not always be performed on every facility or well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Future acquisitions could pose additional risks to our operations and financial results, including:

•                                                                  Problems integrating the purchased operations, personnel or technologies;

•                                                                  Unanticipated costs;

•                                                                  Diversion of resources and management attention from our exploration business;

•                                                                  Entry into regions or markets in which we have limited or no prior experience; and

•                                                                  Potential loss of key employees, particularly those of the acquired organization.

We have a history of operating losses and may not become profitable. If we are not able to achieve and maintain profitability in the future, we might not be able to access funds through debt or equity financings.

We incurred losses available to common shareholders of $6,851,518 and $13,364,871 for the fiscal years ended June 30, 2013 and 2012, respectively. Our accumulated deficit as of June 30, 2013 was $85,757,066. Historically, we have funded our operating losses, acquisitions and drilling costs primarily through a combination of private offerings of convertible debt, senior secured debt, and equity securities. We must repay or refinance all amounts payable under the Note Purchase Agreement and to WFEC. Our success in obtaining the necessary capital resources to fund the repayment under the Note Purchase Agreement, the Credit Agreement with WFEC as well as future costs associated with our operations and drilling plans is dependent upon our ability to: (i) increase revenues through acquisitions and recovery of our proved producing and proved developed non-producing oil and gas reserves; (ii) maintain effective cost controls at the corporate administrative office and in field operations; and (iii) obtain additional financing. However, even if we achieve some success with our plans, there can be no assurance that we will be able to generate sufficient revenues to achieve significant profitable operations or to fund our drilling plans.

We have substantial capital requirements necessary for undeveloped properties for which we may not be able to obtain adequate financing.

Prior to the Recent Transactions and as of June 30, 2013, the majority of our oil and gas reserves were undeveloped. At June 30, 2013, we had proved undeveloped reserves of 40,200 MMcfe, which represented approximately 90% of our total proved reserves of 45,178 MMcfe. Recovery of our future undeveloped reserves will require significant capital expenditures to further develop these reserves during fiscal 2014 and for the foreseeable future. No assurance can be given that our financing sources will be sufficient to fund our costs for third-party operators’ development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any failure to see increases in natural gas prices or any significant increase in the cost of development could result in a significant reduction in the number of gas wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

Development of our properties could require capital resources in addition to amounts available to us as a result of our Recent Transactions. There can be no assurance that sufficient cash on hand or additional financing (on either favorable or unfavorable terms) will be available, when required, to fund the development. Any inability to obtain additional financing could have a material adverse effect on us, including requiring us to cease our oil and gas development plans or not being able to maintain our working interest due to failure to pay our share of expenses. Any additional financing may involve substantial dilution to the interests of our stockholders at that time.

Our natural gas and oil sales and our related hedging activities expose us to potential regulatory risks.

The Federal Trade Commission, the Federal Energy Regulatory Commission (“FERC”), and the U.S. Commodity Futures Trading Commission (“CFTC”) hold statutory authority to monitor certain segments of the physical and futures energy commodities markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of natural gas and oil and any related hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Our sales may also be subject to certain reporting and other requirements. Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations and financial condition.

To the extent that we enter into transportation contracts with natural gas pipelines that are subject to FERC regulation, we are subject to FERC requirements related to use of such capacity. Any failure on our part to comply with the FERC’s regulations and policies, or with an interstate pipeline’s tariff, could result in the imposition of civil and criminal penalties.

We could incur significant costs and liabilities in responding to contamination that occurs as a result of our operations.

There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations or in operations in which we own a working interest as a result of the handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to operations, and due to historical industry operations and waste disposal practices. Under certain environmental laws and regulations, we could be subject to strict, joint and several liabilities for the removal or remediation of previously released materials or property contamination. Private parties, including the owners of properties upon which our wells or the wells in which we own a working interest are drilled and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly well drilling, construction, completion or water management activities, or waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our own results of operations, competitive position or financial condition.

Technological changes could affect our operations.

The natural gas and oil industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement such new technologies at substantial costs. In addition, many other natural gas and oil companies have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We may be unable to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. If one or more of the technologies that we currently use or may implement in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, it could have a material adverse effect on our financial condition, future cash flows and the results of operations.

We are subject to uncertainties in reserve estimates and future net cash flows.

This report contains estimates of our oil and gas reserves as of June 30, 2013 and the expected future net cash flows from those reserves, most of which have been prepared by an independent petroleum consultant. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this report are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

The present value of future net reserves discounted at 10% (the “PV-10”) of proved reserves referred to in this report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are based on an average price as of the first day of each month of the last 12 months and a differential of the price per Mcf received by us, and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, our reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors. See “Item 1. Business — Oil and Gas Reserves.”

Hedging of our production may result in losses or prevent us from benefiting to the fullest extent possible from increases in prices for natural gas and oil.

We entered into New York Mercantile Exchange (“NYMEX”) futures contracts as hedges on natural gas production and crude oil production, as part of the Recent Transactions, in the form of a Call Option Structured Derivative with a third party. Although these hedges may partially protect us from declines in commodity prices, the use of these arrangements also may limit our ability to benefit from significant increases in the prices of natural gas and oil.

If the counterparties to the derivative instruments we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations.

Following the end of fiscal 2013, as part of the Recent Transactions, we began to use hedges to mitigate our natural gas and oil price risk with counterparties. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. We cannot provide assurance that our counterparties will honor their obligations now or in the future.

The enactment of the Dodd — Frank Act could have an adverse impact on our ability to hedge risks associated with our business.

Recently enacted comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us, that participate in that market. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Dodd-Frank Act the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits. The position limits rule was vacated by the United States District Court for the District of Colombia in September 2012 although the CFTC has stated that it is appealing the District Court’s decision. The CFTC also has finalized other regulations, including critical rulemakings on the definition of “swap”, “security-based swap”, “swap dealer” and “major swap participant”. The Dodd-Frank Act and CFTC Rules also may require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements).

In addition new regulations may require us to comply with margin requirements although these regulations are not finalized and their application to us is uncertain at this time. Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized. As a result it is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and CFTC rules on us and the timing of such effects. The Dodd-Frank Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.

The Dodd-Frank Act and any new regulations could significantly increase the cost of derivatives contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivatives contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

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

As of June 30, 2013, third parties operated wells that represented substantially all of our proved reserves as of that date. Following the end of fiscal 2013, third-parties continue to operate a significant portion of our properties.  As a result, the success and timing of our drilling and development activities on those properties depend upon a number of factors outside of our control, including:

•                  the timing and amount of capital expenditures;

•                  the operators’ expertise and financial resources;

•                  the approval of other participants in drilling wells; and

•                  the selection of suitable technology.

If drilling and development activities are not conducted on our properties or are not conducted on a timely basis, we may be unable to increase our production or offset normal production declines, which may adversely affect our production, revenues and results of operations.

Our business may suffer if we lose key personnel.

We depend to a large extent on the services of Calvin A. Wallen, III, our President, Chairman of the Board, and Chief Executive Officer. The loss of the services of Mr. Wallen would have a material adverse effect on our operations. As a result of the Recent Transactions, we are required to obtain key personnel life insurance on Mr. Wallen, the proceeds from which would be used for repayment of the Company’s debts.

Certain of our affiliates control a majority of the voting power of our securities, which may affect other stockholders’ ability to influence matters submitted to a vote of stockholders.

As of October 8, 2013, Mr. Wallen and the Investors, collectively, control over 70% or the voting power with respect to matters submitted to the holders of the Common Stock. As a result, they have the ability to control much of our business affairs, including the ability to control the election of directors and results of voting on all matters requiring stockholder approval. The Investors and Mr. Wallen can effectively prevent a change of control of the Company and determine the outcome of all matters submitted to the Company’s shareholders.

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

The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of our drilling results and other events or factors. In addition, the U.S. stock markets have from time to time experienced extreme price and volume fluctuations that have affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our securities. Currently, our common stock is traded on the OTCQB, the mid-tier on the OTC Markets, which is not a nationally recognized exchange.

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

Provisions of Texas law and our Certificate of Formation and Bylaws may have the effect of delaying or preventing a change in control or acquisition of the Company. Our Certificate of Formation and Bylaws include “blank check” preferred stock (the terms of which may be fixed by our Board of Directors without stockholder approval), and certain procedural requirements governing stockholder meetings. These provisions could have the effect of delaying or preventing a change in control of the Company. As a result of the Voting Agreement, the Investors and Wallen control all votes, and can effectively prevent a change of control.

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

Prior to acquiring undeveloped properties, our contract land professionals review title records or other title review materials relating to substantially all of such properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards.  Prior to drilling, we obtain a title opinion on the drill site.  However, a title opinion does not necessarily ensure satisfactory title.  We believe we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and gas industry.  Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties.  In the normal course of our business, title defects and lease issues of varying degrees arise, and, if practicable, reasonable efforts are made to cure such defects and issues.

At June 30, 2013, we believe that our leaseholds for all of our net acreage were being kept in force by virtue of production in paying quantities.  The majority of our acreage is in Northwest Louisiana, and the legal climate in Northwest Louisiana has become increasingly hostile and litigious towards oil and gas companies.  Many mineral owners are seeking opportunities to make additional money from their minerals rights, including pursuit of claims of lease expiration by asserting that production does not exist in paying quantities. We are a defendant in a lawsuit brought by a mineral owner alleging, among other things, that all or part of our mineral lease lapsed.  If the outcome of this lawsuit were to be determined entirely in favor of the mineral owner, our total acreage position, as of June 30, 2013, could decrease by a maximum of 17%.  We are vigorously defending our position in this lawsuit.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A description of our properties as of June 30, 2013 is included in “Part I. Item 1. Business” and is incorporated herein by reference.

Item 3. Legal Proceedings.

We are party to lawsuits arising in the normal course of business. We intend to defend these actions vigorously and believe, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to our financial position or results of operations. As of June 30, 2013,the majority of our acreage in Northwest Louisiana and the legal climate in Northwest Louisiana has become increasingly hostile and litigious towards oil and gas companies. Many mineral owners are seeking opportunities to make additional money from their mineral rights, including pursuit of claims of lease expiration by asserting that production does not exist in paying quantities. In the normal course of our business, title defects and lease issues of varying degrees will arise, and, if practicable, reasonable efforts will be made to cure any such defects and issues.

A lawsuit was filed on or about June 15, 2010, styled, “Gloria’s Ranch, LLC v. Tauren Exploration, Inc., Cubic Energy, Inc., WFEC , Inc. & EXCO USA Asset, LLC”, filed in the 1st Judicial District Court, Caddo Parish, Louisiana, Cause No. 541-768, A.  This lawsuit alleges that all or part of the Gloria’s Ranch mineral lease has lapsed, and seeks a finding that the mineral lease has lapsed, damages, attorney fees, and other equitable relief. This lawsuit would have a material effect, of a maximum of 17%, on the acreage position of the Company, as of June 30, 2013, if ultimately adjudicated entirely in favor of the mineral owner. The Company intends to vigorously defend its position and believes it will prevail regarding a majority, if not all, of the acreage at issue in this lawsuit.

Item 4.  Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Market

During fiscal 2013 and 2012, the common stock of the Company traded on the NYSE-MKT under the trading symbol “QBC”. On July 17, 2013, after the end of fiscal 2013, the Company’s common stock began being quoted on the OTCQB under the symbol “CBNR”. At October 8, 2013, there were 77,505,908 shares of common stock outstanding held by approximately 772 stockholders of record.

Under its Amended and Restated Certificate of Formation, the Company is authorized to issue one class of up to 200,000,000 common shares, par value $0.05 per share, and one class of up to 10,000,000 preferred shares, par value $0.01 per share. As of October 8, 2013, there were 120,470 preferred shares of the Company’s Series A Convertible Preferred Stock held in treasury, 16,162 shares of Series B Convertible Preferred Stock issued and outstanding and 98,751.824 shares of Series C Voting Preferred Stock issued and outstanding.

Common Stock Price Range

The following table shows, for the periods indicated, the range of high and low sales price information for our common stock on the NYSE-MKT. Any market for our common stock should be considered sporadic, illiquid and highly volatile. Our common stock’s trading range during the periods indicated was as follows:

Fiscal Year 2012	High	Low
1st Quarter	$0.80	$0.53
2nd Quarter	$0.74	$0.50
3rd Quarter	$0.69	$0.50
4th Quarter	$0.53	$0.27

Fiscal Year 2013	High	Low
1st Quarter	$0.40	$0.19
2nd Quarter	$0.39	$0.14
3rd Quarter	$0.33	$0.16
4th Quarter	$0.34	$0.22

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During fiscal 2013, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

We did not purchase any of our equity securities during the fourth quarter of fiscal 2013.

Stockholder Return Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the five years ended June 30, 2013 with the cumulative total stockholder return of the Russell 2000 Index and a peer group of 14 oil and gas exploration and production companies comprised of us and Abraxas Petroleum Corporation, Magnum Hunter Resources Corporation, Chesapeake Energy Corporation, Goodrich Petroleum Corporation, Northern Oil & Gas Inc., Comstock Resources Inc., EXCO Resources Inc., Penn Virginia Corporation, Quicksilver Resources Inc., Range Resources Corporation, Southwestern Energy Company, Royale Energy, Inc.,  and SM Energy Company (collectively referred to as the “Peer Group Index”). The comparison assumes an investment of $100 on June 30, 2008 in each of our common stock, the Russell 2000 Index and the Peer Group Index.

	6/30/2008	6/30/2009	6/30/2010	6/30/2011	6/30/2012	6/30/2013
Cubic Energy, Inc.	$100.00	$25.78	$21.48	$16.95	$10.02	$7.16
Russell 2000 Index	$100.00	$73.70	$87.65	$119.98	$115.78	$141.73
Peer Group Index	$100.00	$39.83	$43.28	$57.73	$41.76	$45.21

Dividend Policy

We have neither declared nor paid any dividends on our common stock since our inception. Presently, we intend to retain our earnings, if any, to provide funds for expansion of our business. Therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any future dividends on our common stock will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, our operating and financial condition, our capital requirements, debt obligation agreements, general business conditions and other pertinent factors. Moreover, the terms of the Note Purchase Agreement prohibit the payment of dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2013 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

	Number of	Weighted
	securities to be	average	Number of shares
	issued upon	exercise price	of common stock
	exercise of	of outstanding	remaining available
	outstanding	options,	for future issuance
	options, warrants	warrants and	under equity
	and rights	rights	compensation plans
2005 Stock Option Plan approved by shareholders	288,667	$1.20	1,435,805
Equity compensation plans not approved by shareholders	—	$—	—
Total	288,667		1,435,805

Item 6. Selected Financial Data.

The following table presents a summary of our financial information for the periods indicated. It should be read in conjunction with our Financial Statements and related notes (beginning on page F-1 at the end of this report) and other financial information included herein.

	Year ended June 30,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Statements of Operations Data:
Total oil and gas sales revenues	$3,843	$6,940	$6,133	$3,486	$1,858
Costs and expenses:
Oil and gas production, operating and development costs	1,872	1,972	1,858	1,845	1,372
General and administrative expenses	2,333	3,572	3,157	2,389	1,940
Depreciation, depletion and amortization	3,248	6,091	3,707	1,153	772
Impairment loss on oil and gas properties	—	—	—	—	20,391
Total costs and expenses	7,453	11,635	8,722	5,387	24,475
Operating income (loss)	(3,610)	(4,695)	(2,588)	(1,901)	(22,617)
Non-operating income (expense):
Other income, net	666	3	8	5	34
Interest expense, net	(2,471)	(7,730)	(7,649)	(4,714)	(2,045)
Amortization of loan costs	(520)	(69)	(60)	(73)	(135)
Total non-operating income (expense)	(2,324)	(7,796)	(7,701)	(4,783)	(2,146)
Loss on extinguishment of debt, net	—	—	—	1,748	—
Loss from operations before income taxes	(5,934)	(12,491)	(10,289)	(4,937)	(24,763)
Income tax expense (benefit)	—	—	—	—	—
Net income (loss)	$(5,934)	$(12,491)	$(10,289)	$(4,937)	$(24,763)
Dividends on preferred shares	$(917)	$(874)	$(861)	$(240)	$—
Net loss available to common shareholders	$(6,851)	$(13,365)	$(11,150)	$(5,177)	$(24,763)
Net loss per common share - basic and diluted	$(0.09)	$(0.17)	$(0.15)	$(0.08)	$(0.40)
Weighted average common shares outstanding	77,263	77,009	76,049	67,584	61,150

Statements of Cash Flow Data:
Cash provided by (used in) operating activities	$54	$(395)	$(2,567)	$(682)	$(2,152)
Cash provided by (used in) investing activities	$7,326	$(89)	$(1,412)	$(5,736)	$(5,589)
Cash provided by (used in) financing activities	$(7,395)	$(783)	$5,130	$6,738	$5,668

Balance Sheet Data (at end of period):
Working capital (deficit)	$(30,191)	$(35,768)	$2,320	$(1,436)	$(27,823)
Oil and gas properties, and equipment, net	$14,724	$18,083	$15,840	$8,923	$11,710
Total assets	$18,030	$30,539	$37,057	$38,196	$12,127
Long-term liabilities, net of discounts	$—	$—	$31,197	$20,984	$—
Total liabilities	$31,197	$38,708	$32,262	$24,434	$2,815
Shareholders’ equity	$(13,167)	$(8,169)	$4,795	$13,762	$(16,023)

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

Summary Operating, Reserve and Other Data

The following table presents an unaudited summary of certain operating and oil and natural gas reserve data, and non-GAAP financial data for the periods indicated:

	Year ended June 30,
	2013	2012	2011	2010	2009
Operating Data:
Proved Reserves (Bcfe)	45.2	33.8	57.7	29.2	21.1
Production (Mcfe)	1,161,802	2,258,577	1,497,666	806,102	300,712
Producing wells at end of period, gross	64	60	58	40	43
Producing wells at end of period, net	13.41	13.52	13.47	11.81	21.44
Acreage, gross	13,123	13,123	13,239	13,594	14,466
Acreage, net	5,100	5,100	5,149	5,324	6,077

Production:
Oil (Bbl)	863	1,100	1,444	1,364	1,681
Natural gas (Mcf)	1,141,474	2,244,315	1,481,430	792,433	279,516
Natural gas liquids (gallons)	106,057	53,623	53,008	38,411	77,772
Total oil, gas and liquids (Mcfe)	1,161,802	2,258,577	1,497,666	806,102	300,712
Average daily (Mcfe)	3,183	6,188	4,103	2,208	824

Weighted Average Sales Prices:
Oil (per Bbl)	$90.00	$93.25	$83.13	$73.18	$66.52
Natural gas (per Mcf)	$3.21	$3.01	$4.00	$4.21	$3.72
Natural gas liquids (per gallon)	$0.98	$1.59	$1.60	$1.27	$1.02
Natural gas equivalent (per Mcfe)	$3.31	$3.07	$4.10	$4.32	$6.18

Selected Expenses per Mcfe:
Production costs	$0.65	$0.43	$0.60	$1.27	$3.98
Workover expenses (non-recurring)	$0.04	$0.07	$0.01	$0.05	$0.12
Severance taxes	$0.16	$(0.06)	$0.07	$0.15	$0.20
Other revenue deductions	$0.76	$0.43	$0.56	$0.65	$0.27
Total lease operating expenses	$1.61	$0.87	$1.24	$2.12	$4.57
General and administrative expenses:
Non-cash stock-based compensation	$0.05	$0.10	$0.38	$0.49	$1.28
Other general and administrative	$1.96	$1.48	$1.72	$2.47	$5.17
Total general and administrative	$2.01	$1.58	$2.10	$2.96	$6.45
Depreciation, depletion and amortization	$2.80	$2.70	$2.48	$1.43	$2.55

RESULTS OF OPERATIONS

Comparison of Fiscal 2013 to Fiscal 2012

Revenues

OIL AND GAS SALES decreased 45% to $3,843,420 for fiscal 2013 from $6,939,999 for fiscal 2012 primarily due to decreased gas volumes resulting from the rapid depletion rate of our existing Haynesville Shale wells. This was mitigated by 3 new Cotton Valley horizontal wells that came online during fiscal 2013, all of which are operated by Indigo Minerals. The average price of natural gas was $3.21 per Mcfe for fiscal 2013, as compared to $3.01 per Mcfe for fiscal 2012.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) decreased 5% to $1,872,186 (49% of oil and gas sales) for fiscal 2013 from $1,972,223 (28% of oil and gas sales) for fiscal 2012. This decrease was primarily due to a $95,618 decrease in other O&G deductions, which are costs passed-through to the Company by the purchaser of the Company’s gas. The increase as a percentage of oil and gas sales was primarily due to a credit received in fiscal 2012 for severance taxes.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) decreased 35% to $2,332,946 for fiscal 2013 from $3,572,260 in fiscal 2012. This decrease of $1,239,313 was primarily due to a decrease in legal fees of $1,010,171 incurred during fiscal 2012 due to the EXCO and BG arbitration and settlement. In addition there was a decrease in stock compensation of $236,295 created by the Company’s reduced stock price and reduction in number of shares issued to directors.

DEPRECIATION, DEPLETION AND NON-LOAN RELATED AMORTIZATION (“DD&A”) decreased 47% to $3,248,260 in fiscal 2013 from $6,090,529 in fiscal 2012, primarily due to a decrease in the depletion percentage rate for fiscal 2013 of 2.51% versus 6.27% for fiscal 2012, which was primarily the result of an approximate 12.5 million Mcf increase to our reserves. This reduction was created by smaller full cost pool additions and a decreased depletion rate. The depletion rate is a result of a change in beginning reserves, full cost pool to deplete, accumulated depletion and annual production.

INTEREST EXPENSE, INCLUDING AMORTIZATION OF LOAN DISCOUNT decreased 68% to $2,470,516 in fiscal 2013 from $7,729,992 in fiscal 2012. Our debt decreased as a result of the paydown with a portion of the funds received in the EXCO/BG settlement. We had total outstanding balances of $29,865,110 at the end of fiscal 2013 and $37,000,000 at the end of fiscal 2012. The Credit Facility with WFEC resulted in a loan discount being recorded. The discount was fully amortized over the original three-year term of the debt as additional interest expense, with $902,161 as an increase in additional paid-in-capital as a result of the revaluation of the WFEC warrants from $1.00 to $0.20 in fiscal 2013 as compared to $5,803,459 in fiscal 2012. There was no change in the capitalization of interest expense to the full cost pool for oil and gas properties during fiscal 2013 or 2012.

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

INTEREST EXPENSE, INCLUDING AMORTIZATION OF LOAN DISCOUNT increased 1% to $7,729,992 in fiscal 2012 from $7,648,622 in fiscal 2011; we had no increase in debt (before discounts), since August 2010 when it was increased $5,000,000 to a total outstanding balance of $37,000,000 for fiscal 2011 and all of fiscal 2012. The Credit Facility with WFEC also resulted in a loan discount being recorded. The discount is being amortized over the original three-year term of the debt as additional interest expense with $5,803,459 being recorded in fiscal 2012 as compared to $5,740,440 in fiscal 2011. There was no change in the capitalization of interest expense to the full cost pool for oil and gas properties of during fiscal 2012 as compared to a decrease of $5,221 in fiscal 2011.

Liquidity and Capital Resources

Overview

The Company’s primary resource is its oil and gas reserves. Our strategy with respect to our domestic exploration program seeks to maintain a balanced portfolio of drilling opportunities that range from lower risk, field extension wells to the smaller scale pursuit of Company appropriate higher risk, high reserve potential prospects.

Our recent acquisition of East Texas Basin assets is at the core of our current strategy, providing the lower risk development opportunities and high yield opportunities within the same property.  The Company is exploring acquiring additional properties with this similar development profile.

Additionally, our focus is on exploration opportunities that can benefit from advanced technologies, including 3-D seismic, designed to reduce risks and increase success rates. We develop prospects in-house with an affiliate and through strategic alliances with exploration companies that have expertise in specific target areas. In addition, we evaluate externally generated prospects and look to participate in certain of these opportunities to enhance our portfolio.

We are currently focusing our domestic exploration activities to develop, re-enter, and re-complete existing well bores with respect to our recently acquired East Texas Basin assets; as well as developing our recently augmented leasehold interests in Louisiana.  East Texas Basin prospects have been developed from the top of the Cretaceous formations all the way to the bottom of the Deep Bossier Shale.  The various Cretaceous zones all have a strong oil and liquids component that will help the Company achieve its transition away from dry natural gas.  The high production of dry natural gas from the various Bossier sands has the opportunity to provide the Company a significant increase in short term cash flow without substantial out-of-pocket expenditures, even at current commodity prices, through the re-recompletion and work over of existing wells.  Prospects in our Louisiana leaseholds are focused on the Cotton Valley and the Haynesville Shale, but also include the Hosston; Gloyd; Pettet; Glen Rose and Paluxy.

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

As a result of the acquisitions of properties from Gastar, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The acquired properties include approximately 17,400 net acres of leasehold interests.  The acquisition price paid by the Company at closing was $39,118,830, following various adjustments set forth in the Gastar Agreement, and including the various deposits paid prior to the closing date.  For purposes of allocating revenues and expenses and capital costs between GETLP and Cubic, such amounts were netted effective January 1, 2013 and will be recorded as an adjustment to the purchase price.

On September 27, 2013, the Company entered into the Navasota Agreement. On October 2, 2013, pursuant to the Navasota Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The leasehold interests acquired from Navasota generally consist of additional fractional interests in the properties acquired pursuant to the Gastar Agreement, comprising approximately 6,400 net acres.  The acquisition price paid by the Company was $19,400,000.

The Company entered into and consummated the Tauren Agreement dated as of October 2, 2013.  Pursuant to the Tauren Agreement, the Company acquired well bores, proven reserves, oil & natural gas production and undeveloped leasehold interests in the Cotton Valley formation in De Soto and Caddo Parishes, Louisiana.  The acquired properties include approximately 5,600 net acres of leasehold interests.  The acquisition price paid by the Company was $4,000,000 in cash and 2,000 shares of the Company’s Series B Convertible Preferred Stock with an aggregate stated value of $2,000,000.

Working Capital and Cash Flow

The Company had a working capital deficit of $30,191,399 at June 30, 2013, down from a working capital deficit of $35,768,341 at June 30, 2012. This decrease in deficit was primarily due to the $9,134,980 paydown on the Credit Agreement with WFEC with funds received from the proceeds of the EXCO/BG settlement.

The Company recently entered into a Note Purchase Agreement dated October 2, 2013, pursuant to which the Company issued an aggregate of $66,000,000 of senior secured notes due October 2, 2016, to certain purchasers. Pursuant to the terms of the Credit Agreement with WFEC, the Company repaid the $5 million term loan payable to WFEC, and Cubic Louisiana assumed the remaining unpaid debt to WFEC, which amount was $20,865,110 as of that date.  That debt is reflected in a term loan bearing interest at the Wells Fargo Bank prime rate, plus 2%, per annum. In the event that Cubic Louisiana does not have available cash to pay interest on the Credit Facility, accrued and unpaid interest will be paid in kind via an additional promissory note.  As part of the Credit Agreement, WFEC is providing a revolving credit facility in the amount of up to $10,000,000, bearing interest at the same rate, with all advances under that revolving credit facility to be made in the sole discretion of WFEC. As part of the Recent Transactions, the Company entered into a Call Option Structured Derivative that provided the Company approximately $35,000,000 and together with the proceeds from the issuance of the senior secured notes, a total of $101,000,000. These funds, net of amounts paid for the acquisition of the assets from Gastar, Navasota and Tauren, the repayment of the term loan payable to WFEC and various expenses relating to the Recent Transactions, are available for capital expenditures and working capital for operations.

Mr. Wallen was issued 2,115 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $2,115,000, in exchange for the cancellation of a promissory note payable to Mr. Wallen in the principal amount of $2,000,000, plus $114,986 of accrued and unpaid interest.

Operating activities - During the twelve months ended June 30, 2013, the Company generated cash flows from operating activities of $54,204 as compared to cash used of $395,058 in fiscal 2012 and $2,567,159 in fiscal 2011. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing activities - During the twelve months ended June 30, 2013 the Company generated cash flows from investing activities of $7,325,735 as compared to cash used of $88,634 in fiscal 2012 and $1,412,406 in fiscal 2011. Cash provided by investing activities for 2013 consisted primarily of amounts received for the repayment of the remaining unused prepaid drilling credits required as part of the EXCO/BG settlement offset by deposits paid toward acquisitions and capital spending for the acquisition and development of oil and gas properties. Cash used in investing activities for 2012 and 2011consisted of capital spending for the acquisition and development of oil and gas properties.

Financing activities - During the twelve months ended June 30, 2013 the Company used cash flows from financing activities of $7,394,890 as compared to cash used of $783,029 in fiscal 2012 and cash provided of $5,129,915 in fiscal 2011. Cash used by financing activities for 2013 consisted primarily of payments on the credit facility and loan costs incurred offset by additional borrowing on a note payable to an affiliate. Cash used by financing activities for 2012 consisted of payment of dividends on preferred stock. Cash provided by financing activities for 201l consisted of borrowings under the credit facility and proceeds from the issuance of stock offset by dividends and loan costs paid.

Capital Expenditures

The majority of our oil and gas reserves are undeveloped. As such, recovery of the Company’s future undeveloped proved reserves will require significant capital expenditures. The Company recently raised $101,000,000 to consummate the Recent Transactions. The funds were provided through a Note Purchase Agreement totaling approximately $66,000,000 and a Call Option Structured Derivative of approximately $35,000,000. Management estimates that aggregate capital expenditures ranging from a minimum of approximately $15,000,000 and a maximum of approximately $35,000,000 will be made to further develop these reserves, closing fees, debt repayment and general operating fees during fiscal 2014. Moreover, additional capital expenditures may be required for exploratory drilling on our undeveloped acreage. The Company may increase its planned activities for fiscal 2014, if the Company acquires additional oil or natural gas properties. The Company has little or no control with respect to the timing of any third party operators drilling wells on acreage in which the Company has a working interest or the timing of drilling expenses incurred. Additional capital expenditures may be required for exploratory drilling on our undeveloped acreage.

No assurance can be given that all or any of these anticipated or possible capital expenditures will be completed as currently anticipated.  Any acquisition of additional leaseholds would require that we obtain additional capital resources.

Capital Resources

The Company plans to fund its development and exploratory activities through cash on hand, cash provided from operations, and recently secured funds in the Recent Transactions, a possible disposition of assets, if needed, or other transactions.

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

If we are unable to obtain sufficient capital resources on a timely basis, the Company may need to curtail its planned development and exploratory activities. If a well is proposed by a third-party operator and the Company does not have the capital resources to participate in that well, the Company might not receive any revenue generated by that well, while still being required to fulfill the relevant royalty payment obligations to the mineral owner and other royalty holders.  Additionally, because future cash flows and the availability of borrowings are subject to a number of variables, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploration activities.

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

We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the “full cost pool.” Unproved property costs are not subject to depletion. We review our unproved oil and natural gas property costs on a quarterly basis to assess possible impairment or the need to transfer unproved costs to proved properties as a result of extension or discoveries from drilling operations. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus costs of acquired proved and unproved leaseholds.

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

Other Accounting Policies and Recent Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01— “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”.  The main objective in developing this update is to address implementation issues about the scope of ASU No. 2011-11.  This ASU clarifies the scope of the offsetting disclosures and addresses any unintended consequences.  The scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  This ASU is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented.  This ASU was adopted on January 1, 2013 and the adoption did not have a material impact on our financial position or results of operations.

On January 21, 2010, the FASB issued Accounting Standards Update No. 2010-06—Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 requires transfers, and the reasons for the transfers, between Levels 1 and 2 be disclosed, Level 3 reconciliations for fair value measurements using significant unobservable inputs should be presented on a gross basis, the fair value measurement disclosure should be reported for each class of asset and liability, and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring transactions will be required for fair value measurements that fall in either Level 2 or 3. The update was effective for interim and annual reporting periods beginning after December 15, 2009. This update currently has had no impact to our financial position.

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

Other Accounting Policies and Recent Accounting Pronouncements

Please see “Notes to Financial Statements — Note B — Significant accounting policies” elsewhere herein.

Inflation

Although the level of inflation affects certain of the Company’s costs and expenses, inflation did not have a significant effect on the Company’s results of operations during fiscal 2013.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

We are subject to price fluctuations for natural gas, NGL and crude oil. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Reductions in crude oil, natural gas and NGL prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. Any reduction in reserves, including reductions due to price fluctuations, can adversely affect our liquidity and our ability to obtain capital for our acquisition and development activities. Prior to the end of fiscal 2013, and the Recent Transactions, we have not entered into futures contracts or other hedging agreements to manage the commodity price risk for any portion of our production.

Interest Rate Risk

As of June 30, 2013, we had an aggregate of approimately$29,800,000 of current debt outstanding under our Credit Facility and the Wallen Note. The Credit Facility matured on May 31, 2013 and bears interest at the prime rate plus 2.0% and the Wallen Note bears interest at the prime rate plus 1%. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at June 30, 2013, a 100 basis point change in interest rates would change our annual interest expense by approximately $298,000. Following the end of fiscal 2013,$2,000,000 of the Wallen Note was converted into Series B Convertible Preferred Stock, the debt under the credit agreement was paid down by $5,000,000 and the remaining debt with WFEC was assumed by a subsidiary and extended to October 2016. We had no interest rate derivatives during fiscal 2013.

Item 8.         Financial Statements and Supplementary Data.

The Report of Independent Accountants, Financial Statements and any supplementary financial data required by this Item are set forth beginning on page F-1, and are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a—15(f) and 15d—15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2013. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

Subsequent to our evaluation, there were no changes in internal controls or other factors that could materially affect, or are reasonably likely to materially affect, these internal controls. We maintain a system of internal control over financial reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table provides information concerning each of our directors as of October 8, 2013:

Name	Age	Position(s) Held with Cubic	Director Since
Calvin A. Wallen, III	58	Chairman of the Board, President and Chief Executive Officer	1997

Jon S. Ross	49	Corporate Secretary and Director	1998

Gene C. Howard	87	Director	1991

Bob L. Clements	70	Director	2004

David B. Brown	50	Director	2010

Paul R. Ferretti	66	Director	2010

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

GENE C. HOWARD is the Senior Partner of Bonham & Howard, P.L.L.C. and has served on numerous boards including six banks, was Chair of the Oklahoma State & Education Group Insurance Board for eight years, was a Trustee of the Oklahoma College Savings Plan for four years, and was Chair of the Philadelphia Mortgage Trust (a REIT) for ten years. He served 22 years in the Oklahoma Legislature, with six years as the President Pro Tem of the Senate. Mr. Howard is also a veteran of the U.S. Air Force, obtaining the rank of Lieutenant Colonel.

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

DAVID B. BROWN was the Senior Vice President & Chief Accounting Officer for MoneyGram International (NYSE: MGI), a provider of financial services, from January 2012 through May 2013.  From 2007 until 2011, Mr. Brown was Chief Financial Officer for Dresser, Inc., a $2 billion subsidiary of General Electric that manufactured energy equipment serving the upstream, midstream and downstream oil, gas and power markets.  Mr. Brown led the integration of Dresser into various business units of GE’s Energy division and previously served Dresser as Chief Accounting Officer and Controller.  From 2003 until 2007, Mr. Brown was divisional Vice President, Controller and Chief Audit Executive for the Brink’s Company, a global security services company with operations in more than 130 countries.  Prior to joining Brink’s, Mr. Brown spent 8 years with LSG Sky Chefs, a $3 billion airline catering company owned by Lufthansa, in leadership roles with progressive responsibility including three years in Sao Paulo, Brazil as Vice President Finance - Latin America.  Prior to that time, Mr. Brown spent 10 years with Price Waterhouse, where he advised multi-national clients primarily in the energy industry, while living in Moscow, London and the United States.  He has also served in a variety of board of director capacities for several Dallas-based arts and humanities nonprofit organizations and is an active member of the Dallas Committee for Foreign Relations, the World Affairs Council and the Boy Scouts of America.  Mr. Brown has a Bachelor of Business Administration degree from The University of Texas — Austin and is a Certified Public Accountant.

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

Executive Officers

Name	Age	Position(s) Held with Cubic	Since
Calvin A. Wallen, III*	58	Chairman of the Board, President and Chief Executive Officer	1997

Larry G. Badgley	57	Chief Financial Officer	2008

Jon S. Ross*	49	Corporate Secretary and Director	1998

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and holders of more than 10% of the common stock to file with the SEC reports of ownership and changes in ownership of common stock. SEC regulations require those directors, executive officers, and greater than 10% stockholders to furnish the Company with copies of all Section 16(a) forms they file. Based on the Company’s review of such reports, the Company believes that all filings were on time during fiscal 2013.

Director Independence

As of June 30, 2013, our Board had two members from management, Calvin A. Wallen, III, our Chairman, President and Chief Executive Officer and Jon S. Ross, the Secretary, and four non-management directors, Gene C. Howard, Bob L. Clements, David B. Brown and Paul R. Ferretti. The Board has determined that each of its non-management members meets the criteria for independence. Because of their management roles, Mr. Wallen and Mr. Ross are not considered independent directors and do not sit on any committees of the Board.

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

In addition, during fiscal 2011, a study was done of the compensation practices of GMX Resources, Inc. (approximately twice the market cap of the Company at the time of the study) and of NGAS Resources, Inc. (approximately one-half the market cap of the Company at the time of the study). These studies were used to corroborate the compensation levels for each of the officers.

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

In setting fiscal 2013 compensation, the Compensation Committee considered the specific factors discussed below:

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

The base salaries paid to our named executive officers during fiscal 2013 are set forth below in the Summary Compensation Table. There were no increases in executive officers base salaries during fiscal 2013.

Discretionary Bonuses. Executive bonuses are intended to link executive compensation with the attainment of Company goals. The actual payment of bonuses is primarily dependent upon the extent to which these Company-wide objectives are achieved. Determination of executive bonus amounts is not made in accordance with a strict formula, but rather is based on objective data combined with competitive ranges and internal policies and practices, including an overall review of both individual and corporate performance. No bonuses were paid to our named executive officers during fiscal 2013, 2012 or 2011. The President and Chief Executive Officer has the discretion to recommend to the Compensation Committee to increase or decrease bonuses for all other executive officers, but any bonus amounts must be approved by the Compensation Committee.

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

The following table shows the components of executive compensation for the fiscal years ended June 30, 2013, 2012 and 2011, expressed as percentages of total compensation.

		Percentage of Total Compensation
Name and	Fiscal			Option	All Other
Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
Calvin A. Wallen, III	2013	97.0%	0.0%	0.0%	3.0%	100.0%
Chairman of the Board,	2012	97.2%	0.0%	0.0%	2.8%	100.0%
President and Chief	2011	97.1%	0.0%	0.0%	2.9%	100.0%
Executive Officer

Larry G. Badgley	2013	96.3%	0.0%	0.0%	3.7%	100.0%
Chief Financial Officer	2012	96.6%	0.0%	0.0%	3.4%	100.0%
	2011	59.8%	0.0%	38.0%	2.3%	100.0%

Jon S. Ross	2013	96.0%	0.0%	0.0%	4.0%	100.0%
Secretary and Director	2012	96.3%	0.0%	0.0%	3.7%	100.0%
	2011	96.2%	0.0%	0.0%	3.8%	100.0%

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

On January 14, 2011, the Company entered into an employment agreement with its Chief Financial Officer, Larry G. Badgley. The agreement provided for a base salary of $163,800, on an annual basis, and a term of employment of twenty-four (24) months from the effective date of October 1, 2010. The agreement expired on September 30, 2012. The agreement also provided for the grant of stock options for the purchase of an aggregate of 288,667 shares of Company common stock.

The following table sets forth the estimated amounts that would be payable to each of the named executives upon a termination under the scenarios outlined above, excluding termination for Just Cause or on account of death or disability, assuming that such termination occurred on June 30, 2013. There can be no assurance that these scenarios would produce the same or similar results as those disclosed if a termination occurs in the future.

Without Just Cause/	Severance
For Good Reason	Payment	Total
Calvin A. Wallen, III (1)	$600,000	$600,000

Jon S. Ross (1)	$450,000	$450,000

(1)         Represents 36 months of base salary.

Tax Considerations

Compliance with Section 162(m) of the Internal Revenue Code. Section 162(m) disallows a federal income tax deduction to publicly held companies for certain compensation paid to our Named Executive Officers to the extent that compensation exceeds $1 million per executive officer covered by Section 162(m) in any fiscal year. The limitation applies only to compensation that is not considered “performance based” as defined in the Section 162(m) rules. In designing our compensation programs, the Compensation Committee considers the effect of Section 162(m) together with other factors relevant to our business needs. We have historically taken, and intend to continue taking, appropriate actions, to the extent we believe desirable, to preserve the deductibility of annual incentive and long-term performance awards. However, the Compensation Committee has not adopted a policy that all compensation paid must be tax-deductible and qualified under Section 162(m). We believe that the fiscal 2013 base salary, annual bonus and stock grants paid to the individual executive officers covered by Section 162(m) did not exceed the Section 162(m) limit and will be fully deductible under Section 162(m).

Chief Executive Officer Compensation

Mr. Wallen received $191,667 in base salary during fiscal 2013.  During fiscal 2013, Mr. Wallen received an amount slightly less than the base salary provided in his employment agreement, and he received slightly more during fiscal 2012, due to the timing of payroll dates.  The excess amount received by Mr. Wallen during fiscal 2012 had the effect of him receiving a reduction in base salary during fiscal 2013 in an equal amount.  Mr. Wallen received no common stock awards during fiscal 2013 or 2012.

Chief Financial Officer Compensation

Mr. Badgley’s salary has been established at $163,800 per year, plus a $500 per month health insurance subsidy. Mr. Badgley’s prior employment agreement also provided for the grant of options for the purchase of an aggregate of 288,667 shares of Company common stock.

Summary Compensation Table

The following table shows information regarding the compensation earned during the fiscal years ended June 30, 2013, 2012 and 2011 by our Chief Executive Officer, our Chief Financial Officer, and our other most highly compensated executive officer who was employed by us as of June 30, 2013 and whose total compensation exceeded $100,000 during the most recent fiscal year (the “Named Executive Officers”):

Name and	Fiscal			Option	All Other
Principal Position	Year	Salary	Bonus	Awards	Compensation (1)	Total
Calvin A. Wallen, III	2013	$191,667	$—	$—	$6,000	$197,667
Chairman of the Board,	2012	$208,333	$—	$—	$6,000	$214,333
President and Chief	2011	$200,000	$—	$—	$6,000	$206,000
Executive Officer

Larry G. Badgley	2013	$156,975	$—	$—	$6,000	$162,975
Chief Financial Officer(2)	2012	$170,625	$—	$—	$6,000	$176,625
	2011	$159,100	$—	$100,997	$6,000	$266,097

Jon S. Ross	2013	$143,750	$—	$—	$6,000	$149,750
Secretary and Director	2012	$156,250	$—	$—	$6,000	$162,250
	2011	$150,000	$—	$—	$6,000	$156,000

(1)                                 All Other Compensation consists solely of a $500 per month, reimbursement towards each officer’s medical insurance premiums. The Company does not provide group health insurance coverage to its employees.

(2)                                 On January 14, 2011, Mr. Badgley received a grant of options for the purchase of an aggregate of 288,667 shares, exercisable at $1.20 per share of Company common stock.

Fiscal 2013 Grants of Plan-Based Awards

No grants, of any plan-based awards were made to our executive officers during fiscal 2013.

Stock Grants

On January 24, 2013, the Company paid cash of $13,000 and issued 72,500 shares of common stock to four non-employee directors of the Company pursuant to the 2005 Stock Option Plan (the “Plan”).  As of such date, the aggregate market value of the common stock granted was $15,225 based on the last sale price ($0.21 per share) on January 24, 2013, on the NYSE - MKT of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

On April 4, 2013, the Company paid cash of $13,000 and issued 72,500 shares of common stock to four non-employee directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $19,213 based on the last sale price ($0.265 per share) on April 4, 2013, on the NYSE-MKT of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

Outstanding Equity Awards at Fiscal Year-End

The following table set forth certain information, as of June 30, 2013, regarding stock option grants by the Company:

	Number of Securities	Number of Securities
	underlying unexercised options	underlying unexercised options	Option	Option
Name	exercisable	unexercisable	exercise price	expiration date
Larry G. Badgley	288,667	—	$1.20	October 1, 2015

Option Exercises and Stock Vesting

No stock options were exercised or stock grants to our executive officers vested at any time during fiscal 2013.

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

Non-Employee Director Compensation for Fiscal 2013

Our philosophy in determining director compensation is to align compensation with the long-term interests of the stockholders, adequately compensate the directors for their time and effort, and establish an overall compensation package that will attract and retain qualified directors. In determining overall director compensation, we seek to strike the right balance between the cash and stock components of director compensation. The Board’s policy is that the directors should hold equity ownership in the Company and that a portion of the director fees should consist of Company equity in the form of stock grants.  The policy of the Company is and has always been that only non-management Directors receive compensation for service as a Director.

Our director compensation was modified by the Compensation Committee for the Company during fiscal 2013, and had been modified by the Compensation Committee in fiscal 2012.

•                  On January 4, 2012, the Compensation Committee amended non-management Director Compensation to include: A meeting fee of $1,000 when attending in person and $500 when attending via teleconference [not to exceed a fee of $1,000 in any one day] for each Board or committee meeting attended; and annual stock grants of 40,000 shares of common stock for service on the Board of Directors; 20,000 shares of common stock for service on the Audit Committee; 10,000 shares of common stock for service on the Compensation Committee and/or the Nominating Committee; and an additional 10,000 shares of common stock for serving as the financial expert and Chairman of the Audit Committee.

•                  On January 24, 2013, the Compensation Committee amended non-management Director Compensation to include: A quarterly cash fee of $4,000 cash per quarter (meeting payments discontinued) and the Audit Committee Chair received an additional $1,000 cash per quarter; and quarterly stock grants of 10,000 shares of common stock for service on the Board of Directors; 5,000 shares of common stock for service on the Audit Committee; 2,500 shares of common stock for service on the Compensation Committee and/or the Nominating Committee; and an additional 2,500 shares of common stock for serving as the financial expert and Chairman of the Audit Committee.

The following table sets forth the cash and other compensation paid to the non-employee members of our Board of Directors in fiscal 2013.

	Fees Earned
	or Paid in	Stock
Name	Cash	Awards (1)	Total
Gene C. Howard	$13,500	$9,500	$23,000
Bob L. Clements	13,500	8,313	21,813
David B. Brown	15,500	9,500	25,000
Paul R. Ferretti	12,500	7,125	19,625
Totals	$55,000	$34,438	$89,438

(1)                                 The market value of these stock awards is based on the closing price on the grant date, which was $0.21 on January 24, 2013 and $0.265 on April 4, 2013, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of the Company’s common stock beneficially owned, as of October 8, 2013 by (i) each person known to the Company to beneficially own more than 5% of the common stock of the Company (the only class of voting securities now outstanding), (ii) each director and Named Executive Officer, and (iii) all directors and executive officers as a group. Unless otherwise indicated, we consider all shares of common stock that can be issued under convertible securities or warrants currently or within 60 days of October 8, 2013 to be outstanding for the purpose of computing the percentage ownership of the person holding those securities, but do not consider those securities to be outstanding for computing the percentage ownership of any other person. Each owner’s percentage is calculated by dividing the number of shares beneficially held by that owner by the sum of 77,505,908, plus the number of shares that owner has the right to acquire within 60 days.

			Approximate
	Number		Percent of
Name and Address	of Shares		Class (1)
5% Stockholders

Funds managed by Anchorage Capital Group, LLC	74,811,987	(2)	49.1%
610 Broadway, 6th Floor, New York, NY 10012

Funds managed by O-Cap Management, L.P.	23,939,836	(2)	23.6%
600 Madison Ave., 14th Floor, New York, NY 10022

William L. Bruggeman, Jr.	17,666,471	(3)	8.1%
20 Anemone Circle, North Oaks, MN 55127

Wells Fargo Energy Capital, Inc.	8,900,000	(4)	10.3%
1000 Louisiana 9th Floor, Houston, TX 77002

Named Executive Officers and Directors

Calvin A. Wallen, III	50,131,548	(5)	45.8%
9870 Plano Road, Dallas, TX 75238

Bob L. Clements	1,360,027	(6)	1.8%
9870 Plano Road, Dallas, TX 75238

Gene C. Howard	1,020,180	(7)	1.3%
2402 East 29th St., Tulsa, OK 74114

Jon S. Ross	433,000	(8)	*
9870 Plano Road, Dallas, TX 75238

Paul R. Ferretti	183,507		*
8 Edgewood Road, Yardley, PA 19067

David B. Brown	243,507		*
4823 Ellensburg Drive, Dallas, TX 75244

Larry G. Badgley	288,667	(9)	*
9870 Plano Road, Dallas, TX 75238

All officers and directors as a group (7 persons)	53,660,436		48.9%

* Denotes less than one percent

(1)                                 Based on a total of 77,505,908 shares of common stock issued and outstanding on October 8, 2013.

(2)                                 Consists of warrants to purchase shares of common stock.  The holders of such warrants also hold Series C Voting Preferred Stock that gives the holders the right to vote the shares subject to such warrants on an “as-converted” basis.  The holders of these securities are parties to a voting agreement with Mr. Wallen pursuant to which they have agreed to vote together on certain matters.

(3)                                 Includes 2,734,000 shares held by Diversified Dynamics Corporation, a company controlled by William Bruggeman; and, 14,932,471 shares owned by Mr. and Mrs. Bruggeman, as joint tenants with rights of survivorship.

(4)                                 Includes warrants to purchase 8,500,000 shares issuable upon conversion of the 200 shares of Series B Convertible Preferred Stock of the Company. The Series B Convertible Preferred Stock votes with the common stock, on an as-converted basis.

(5)                                 Includes: (a) 16,333,548 shares directly held by Mr. Wallen; (b) 500,000 shares held by Mr. Wallen’s spouse, (c) 674,000 shares held by certain children of Mr. Wallen; (d) 700,000 shares held by Tauren Exploration, Inc., a corporation wholly owned by Mr. Wallen; (e) 3,600,000 shares issuable upon conversion of 1,800 shares of Series B Convertible Preferred Stock of the Company held by Tauren; (f) 24,094,000 shares issuable upon conversion of 12,047 shares of Series B Convertible Preferred Stock of the Company held by Langtry Mineral & Development, LLC, an entity controlled by Mr. Wallen; and (g) 4,230,000 shares issuable upon conversion of 2,115 shares of Series B Convertible Preferred Stock of the Company directly held by Mr. Wallen. The Series B Convertible Preferred Stock votes with the common stock, on an as-converted basis.

(6)                                 Includes 390,287 shares held as joint tenants with rights of survivorship.

(7)                                 Includes 322,245 shares are held by Mr. Howard’s spouse, of which Mr. Howard disclaims beneficial ownership.

(8)                                 Includes 6,000 shares held by minor children.

(9)                                 Includes 288,667 shares subject to a currently exercisable stock option.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Effective January 1, 2002, the Company’s principal executive and administrative offices are located at 9870 Plano Road, Dallas, Texas, in offices that are owned by an affiliate that is controlled by Mr. Wallen. From July 1, 2010 through December 31, 2010 the offices were leased on a month-to-month basis for an average monthly amount charged to the Company of $2,229, which was the same amount per month charged during all of fiscal 2010 and 2009.  Effective, January 1, 2011, the Company signed a 2 year lease that charges the Company a monthly fee of $8,000 per month. Effective, January 1, 2013, the Company signed a 9 month lease extension that charges the Company a monthly fee of $8,000 per month. The Company believes that there is other appropriate space available in the event the Company should terminate its current leasing arrangement, though the Company believes the monthly rental fee would likely exceed $8,000 per month.

Tauren owns a working interest in the wells in which the Company owns a working interest. For fiscal 2013 the Company owed $6,166 to Tauren, for fiscal 2012 Tauren owed the Company $2,730 and the Company owed $14,537 to Tauren for miscellaneous general and administrative expenses and royalties for fiscal 2011. Tauren owed the Company $38,756, $1,551 and $5,127 for royalties paid by a third-party operator for fiscal year 2013, 2012 and 2011, respectively.

In addition, certain of the Company’s working interests are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin A. Wallen III. At the end of fiscal years 2013, 2012 and 2011, the Company owed Fossil $27,949, $56,123 and $43,143, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $28,897, $22,770 and $80,674, respectively, for oil and gas sales.

In addition, during fiscal 2013, 2012 and 2011, certain wells in which the Company owns a working interest were operated by Fossil.  In consideration for Fossil serving as operator and to satisfy the Company’s working interest obligations related to drilling costs and lease operating expenses, Cubic paid to Fossil an aggregate of $439,874, $493,188 and $1,250,430 during fiscal 2013, 2012 and 2011, respectively; and Fossil paid Cubic an aggregate of $252,532, $344,383 and $131,573 during fiscal 2013, 2012 and 2011, respectively for oil and gas sales.

On November 24, 2009, the Company entered into transactions with Tauren and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Calvin Wallen III, the Chief

Executive Officer of the Company, under which the Company acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company expected to use the Drilling Credits to fund $30,952,810 of its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company, which are now operated by a third party. As consideration for the Drilling Credits, the Company, (a) has conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) has issued to Langtry 10,350,000 Company common shares and preferred stock in the amount of $10,350,000, convertible into Company common shares at $1.20 per common share, with a five year conversion term. The preferred stock is entitled to cumulative dividends equal to 8% per annum, payable quarterly, which dividends may be paid in cash or in additional shares of preferred stock, in the Company’s discretion. As of June 30, 2013, the Company issued preferred stock in the amount of 118,113 in lieu of cash dividends. The preferred stock may be redeemed by the Company at any time, at a redemption price equal to 20% over the original issue price. The consideration described above was determined based upon negotiations between Tauren and a Special Committee of the Company’s directors, excluding Mr. Wallen. The Special Committee obtained an “fairness opinion” from its independent financial advisor with respect to the fairness, from a financial point of view, to the public stockholders of the Company, of such transactions.

On October 2, 2013, Mr. Wallen and Langtry Mineral & Development, LLC, an entity controlled by Mr. Wallen, pursuant to the terms of the Conversion Agreement, Langtry was issued 12,047 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $12,047,000, in exchange for the cancellation of all of the issued and outstanding shares of Series A Convertible Preferred Stock held by Langtry.

On December 18, 2009, the Company issued a subordinated promissory note payable to Mr. Wallen, in the principal amount of $2,000,000 (the “Wallen Note”). This note bore interest at the prime rate plus one percent (1%), and originally provided for interest payable monthly.  The outstanding principal balance was originally payable on September 30, 2012 and was subordinated to the indebtedness under the Amended Credit Agreement. The proceeds of this note were used to repay prior indebtedness of the Company. As part of the Recent Transactions, Mr. Wallen was issued 2,115 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $2,115,000, in exchange for the cancellation of the Wallen Note, which included $114,986 of accrued and unpaid interest.  In addition, in order to pay certain deposits in connection with the purchase of assets from Gastar, Mr. Wallen, through an affiliate, advanced $2,000,000 to the Company, which advances were repaid on October 2, 2013.  Also as part of the Recent Transactions, Tauren sold certain working interests in its Northwest Louisiana acreage to the Company for $6,000,000, which was paid in Series B Convertible Preferred Stock with an aggregate stated value of $2,000,000, plus $4,000,000 in cash.

It is the Company’s policy that any transactions between us and related parties will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of our Board of Directors.

Item 14. Principal Accountant Fees and Services.

	July 1, 2012 -	July 1, 2011 -
	June 30, 2013	June 30, 2012
Audit fees	$46,000	$45,000
Audit-related fees	17,300	15,200
Tax fees	10,600	7,000
All other fees	2,200	—
Total	$76,100	$67,200

Audit Fees

Aggregate audit fees billed for professional services rendered by Philip Vogel & Co., PC were $46,000 for the year ended June 30, 2013 and $45,000 for the year ended June 30, 2012. Such fees were primarily for professional services rendered for the audits of our consolidated financial statements during the fiscal years ended June 30, 2013 and 2012.

Audit-Related Fees

Aggregate audit-related fees billed for professional services rendered by Philip Vogel & Co., PC were $17,300 for the year ended June 30, 2013 and $15,200 for the year ended June 30, 2012. Such fees were for limited reviews of our unaudited condensed consolidated interim financial statements.

Tax Fees

Aggregate income tax compliance and related services fees billed for professional services rendered by Philip Vogel & Co., PC were $10,600 for the year ended June 30, 2013 and $7,000 for the year ended June 30, 2012.

All Other Fees

In addition to the fees described above, aggregate fees of: $2,200, of which $1700 related to review of acquisition documents and $500 related to attendance at our annual shareholders’ meeting, were billed by Philip Vogel & Co., PC during the year ended June 30, 2013. Philip Vogel & Co., PC did not bill any other fees during the year ended June 30, 2012.

Audit Committee Pre-Approval Policies and Procedures

In accordance with Company policy, any additional audit or non-audit services must be approved in advance. All of the foregoing professional services provided by Philip Vogel & Co., PC during the years ended June 30, 2013 and June 30, 2012 were pre-approved in accordance with the policies of our Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Financial Statements”.

(a) (3) Exhibits

See the Exhibit Index immediately preceding the Exhibits filed with this report.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on October 15, 2013.

CUBIC ENERGY, INC.

By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III
President and Chief
Executive Officer

By:	/s/ Larry G. Badgley
Larry G. Badgley
Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Calvin A. Wallen, III	Chairman, President and Chief Executive Officer (principal executive officer)	October 15, 2013
Calvin A. Wallen, III

/s/ Larry G. Badgley	Chief Financial Officer (principal financial and accounting officer)	October 15, 2013
Larry G. Badgley

/s/ Jon S. Ross	Secretary and Director	October 15, 2013
Jon S. Ross

/s/ Gene C. Howard	Director	October 15, 2013
Gene C. Howard

/s/ Bob L. Clements	Director	October 15, 2013
Bob L. Clements

/s/ David B. Brown	Director	October 15, 2013
David B. Brown

/s/Paul R. Ferretti	Director	October 15, 2013
Paul R. Ferretti

CUBIC ENERGY, INC.

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cubic Energy, Inc.,

We have audited the balance sheets of Cubic Energy, Inc., a Texas corporation, as of June 30, 2013 and 2012, and the related statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cubic Energy, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

October 15, 2013

CUBIC ENERGY, INC.

BALANCE SHEETS

JUNE 30, 2013 AND 2012

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$260,576	$275,527
Accounts receivable - trade	586,174	2,568,249
Due from affiliate	1,678	1,178
Other prepaid expenses	156,892	94,517
Total current assets	1,005,320	2,939,471
Property and equipment (at cost):
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	33,828,079	33,939,964
Office and other equipment	30,227	28,420
Oil and gas properties, and equipment, at cost	33,858,306	33,968,384
Less accumulated depreciation, depletion and amortization	19,134,081	15,885,822
Oil and gas properties, and equipment, net	14,724,225	18,082,562
Other assets:
Deposit on acquisition	2,300,000	—
Drilling credit	—	9,517,258
Total other assets	2,300,000	9,517,258
	$18,029,545	$30,539,291
Liabilities and stockholders’ equity
Current liabilities:
Notes payable - WFEC - term note	$5,000,000	$5,000,000
Notes payable - WFEC - revolver	20,865,110	30,000,000
Notes payable to affiliate	2,000,000	2,000,000
Advance from affilliate	2,000,000	—
Accounts payable and accrued expenses	1,331,609	1,674,459
Due to affiliates	—	33,353
Total current liabilities	31,196,719	38,707,812
Commitments and contingencies (Note H)	—	—
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 10,000,000 shares; Series A - 8% preferred stock,$100 stated value, redeemable at $120 and covertible at $1.20 per common share, authorized 165,000 shares, 118,113 shares issued and outstanding at June 30,2013, and 109,124 issued and outstanding at June 30, 2012	1,181	1,091
Additional paid-in capital	11,810,119	10,911,309
Common stock - $.05 par value, authorized 200,000,000 shares, issued 77,360,908 shares at June 30, 2013 and 77,215,908 shares at June 30, 2012	3,868,047	3,860,797
Additional paid-in capital	56,910,545	55,963,830
Retained earnings’ (deficit)	(85,757,066)	(78,905,548)
Total stockholders’ equity	(13,167,174)	(8,168,521)
Total liabilities and stockholders’ equity	$18,029,545	$30,539,291

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2013, 2012, AND 2011

	2013	2012	2011
Revenues:
Oil and gas sales	$3,843,420	$6,939,999	$6,133,299
Total revenues	$3,843,420	$6,939,999	$6,133,299
Operating costs and expenses:
Oil and gas production, operating and development costs	1,872,186	1,972,223	1,857,528
General and administrative expenses	2,332,946	3,572,260	3,156,860
Depreciation, depletion and non-loan-related amortization	3,248,260	6,090,529	3,707,255
Total operating costs and expenses	7,453,392	11,635,012	8,721,643
Operating income (loss)	(3,609,972)	(4,695,013)	(2,588,344)
Non-operating income (expense):
Other income	666,270	2,927	8,098
Interest expense, including amortization of loan discount	(2,470,516)	(7,729,992)	(7,648,622)
Amortization of loan costs	(520,000)	(68,554)	(60,368)
Total non-operating income (expense)	(2,324,246)	(7,795,619)	(7,700,892)
Loss before income taxes	(5,934,218)	(12,490,632)	(10,289,236)
Provision for income taxes	—	—	—
Net loss	$(5,934,218)	$(12,490,632)	$(10,289,236)
Dividends on preferred shares	(917,300)	(874,239)	(860,755)
Net loss available to common shareholders	(6,851,518)	(13,364,871)	(11,149,991)
Net loss per common share - basic and diluted	$(0.09)	$(0.17)	$(0.15)
Weighted average common shares outstanding	77,263,381	77,009,351	76,048,925

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2013, 2012, AND 2011

	Cumulative Preferred Stock		Additional	Common Stock		Additional		Total
	Shares	Par	paid-in	Shares	Par	paid-in	Accumulated	stockholders’
	Outstanding	Value	capital	Outstanding	Value	capital	deficit	equity

Balance, June 30, 2010	103,500	$1,035	$10,348,965	75,394,579	$3,769,730	$54,032,985	$(54,390,686)	$13,762,029

Stock issued for warrant exercise	—			954,315	47,716	595,064	—	642,780
Pref. Stock issued for dividends	4,491	45	449,055	—			—	449,100
Warrant valuations for loan extension	—			—	—	516,882	—	516,882
Stock issued under compensation plan	—			467,014	23,351	519,268	—	542,619
Stock option compensation	—			—	—	31,531	—	31,531
Preferred stock dividends	—			—	—	—	(860,755)	(860,755)

Net loss, year ended June 30, 2011	—			—	—	—	(10,289,236)	(10,289,236)

Balance, June 30, 2011	107,991	$1,080	$10,798,020	76,815,908	$3,840,797	$55,695,730	$(65,540,677)	$4,794,950

Pref. Stock issued for dividends	1,133	11	113,289	—			—	113,300
Stock issued under compensation plan	—			400,000	20,000	216,000	—	236,000
Stock option compensation	—			—	—	52,100	—	52,100
Preferred stock dividends	—			—	—	—	(874,239)	(874,239)

Net loss, year ended June 30, 2012	—			—	—	—	(12,490,632)	(12,490,632)

Balance, June 30, 2012	109,124	$1,091	$10,911,309	77,215,908	$3,860,797	$55,963,830	$(78,905,548)	$(8,168,521)

Pref. Stock issued for dividends	8,989	90	898,810	—	—	—	—	898,900
Warrant issued for loan costs	—			—	—	902,161	—	902,161
Stock issued under compensation plan	—			145,000	7,250	27,188	—	34,438
Stock option compensation	—			—	—	17,366	—	17,366
Preferred stock dividends	—			—	—	—	(917,300)	(917,300)

Net loss, year ended June 30, 2013	—			—	—	—	(5,934,218)	(5,934,218)

Balance, June 30, 2013	118,113	$1,181	$11,810,119	77,360,908	$3,868,047	$56,910,545	$(85,757,066)	$(13,167,174)

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2013, 2012, AND 2011

	2013	2012	2011
Cash flows from operating activities:
Net (loss)	$(5,934,218)	$(12,490,632)	$(10,289,236)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	4,410,420	11,962,542	9,508,063
Stock issued for compensation	51,805	288,100	574,150
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	1,982,075	(808,059)	(180,141)
(Increase) decrease in other prepaid expenses	(62,375)	(40,353)	(11,639)
Increase (decrease) in accounts payable and accrued liabilities	(361,252)	631,446	(1,964,987)
Increase (decrease) in due to affiliates	(32,251)	61,898	(203,369)
Net cash provided (used) by operating activities	54,204	(395,058)	(2,567,159)
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(450,440)	(87,032)	(1,168,574)
Increase (decrease) in capital portion of due to affiliates	(1,602)	(1,602)	(243,832)
Purchase of office equipment	(1,806)	—	—
Deposit on Acquisition	(2,300,000)	—	—
Reimbursement of advances on development costs	10,079,583	—	—
Net cash provided (used) by investing activities	7,325,735	(88,634)	(1,412,406)
Cash flows from financing activities:
Issuance of common stock, net	—	—	642,780
Payments on credit facility	(9,134,890)	—	5,000,000
Dividends paid	—	(783,029)	(412,865)
Advance from affiliate	2,000,000	—	—
Loan costs incurred and other	(260,000)	—	(100,000)
Net cash provided (used) by financing activities	(7,394,890)	(783,029)	5,129,915
Net increase (decrease) in cash and cash equivalents	$(14,951)	$(1,266,721)	$1,150,350
Cash and cash equivalents:
Beginning of year	275,527	1,542,248	391,898
End of year	$260,576	$275,527	$1,542,248
Other information:
Cash interest paid on debt	$1,521,180	$1,919,863	$1,891,828
Non-cash investing and financing activities:
Preferred stock dividends accrued	$917,300	$874,239	$860,755
Use of prepaid drilling credits	$—	$8,246,058	$9,455,844
Warrants issued for loan costs	$902,161	$—	$516,882
Conversion of accrued Preferred stock dividend	$898,900	$113,300	$449,100

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note A - Background and general:

Cubic Energy, Inc. (the “Company”) is engaged in domestic crude oil, natural gas and NGL exploration, development and production, with primary emphasis on the production of oil and gas reserves through the acquisition and development of proved, producing oil and gas properties in the states of Texas and Louisiana.

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

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. There was no allowance for doubtful accounts at June 30, 2013, 2012 and 2011.

Office and other equipment

Office and other equipment are stated at cost and depreciated by the straight-line method over estimated useful lives ranging from five to seven years. Depreciation and amortization of office and other equipment amounted to $3,372, $4,146 and $4,070 for the years ended June 30, 2013, 2012 and 2011, respectively.

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

In addition, the capitalized costs are subject to a “full cost ceiling test,” which generally limits such costs to the aggregate of the “estimated present value” (discounted at a 10 percent (10%) interest rate) of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. No impairment of oil and gas properties charge was recorded for fiscal 2013, 2012 and 2011, respectively.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Depletion of producing oil and gas properties amounted to $3,244,887, $6,086,383 and $3,703,185 for the years ended June 30, 2013, 2012 and 2011, respectively.

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

The Company is no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2009.  For state tax jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2009.

Oil and gas revenues

The Company recognizes oil and gas revenues when oil and gas production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. As a result of the numerous requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest and royalty owners, the collection of revenues from oil and gas production may take up to 60 days following the month of production. Therefore, we make accruals for revenues and accounts receivable based on estimates of our share of production. Since the settlement process may take 30 to 60 days following the month of actual production, our financial results include estimates of production and revenues for the related time period. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. Due to a decrease in the number of third-party operated Haynesville Shale wells being drilled and completed during fiscal 2013, and declining production from existing wells, sales and production volumes decreased 49% from fiscal 2012 to fiscal 2013, versus the increased number of wells drilled and completed during fiscal 2012 that created an increase of 13% from fiscal 2011 to fiscal 2012.

Earnings (loss) per common share

The Company has adopted the provisions of ASC No. 260, Earnings per Share. ASC No. 260 requires the presentation of basic earnings (loss) per share (“EPS”) and diluted EPS. Basic EPS is calculated by dividing net income or loss, less preferred dividends (income available to common stockholders), by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income or loss, less preferred dividends (income available to common stockholders), by the weighted average number of common shares outstanding plus any dilutive shares (i.e., preferred dividends, stock warrants or other convertible debt) during the period.

As discussed in Note D, there were no dilutive securities outstanding during the years ended June 30, 2013, 2012 and 2011. The weighted average number of common and common equivalent shares outstanding was 77,263,381, 77,009,351 and 76,048,925 for the years ended June 30, 2013, 2012 and 2011, respectively.

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

Our cash accounts at our financial institution, which are only FDIC insured to a total balance of $250,000, had a balance of $313,205 as of June 30, 2013. Therefore, there is $63,205 customer/credit risk to the Company, as the remaining balance was fully insured by FDIC.

Our revenue of $3,843,420 was partially generated by three producers with 5% or greater of that total. They are as follows: Goodrich totaled $259,108 or 7%, Chesapeake totaled $338,516 or 9%, and EXCO totaled $2,774,919 or 72%.

As noted earlier, the Company has receivables from non-affiliated operators for oil and gas sales.  It also has accounts payable to such operators for its share of development, production, and operating costs.  As of June 30, 2013, a single operator owed the Company approximately $182,643 which is included in accounts receivable. As of June 30, 2012, a single operator owed the Company approximately $2,228,983 which is included in accounts receivable. The receivable as of June 30, 2012, as well as the arbitration award, was received during fiscal 2013.  Revenues attributed to this operator amounted to approximately $330,697 for the year ended June 30, 2011.

Reporting comprehensive income (loss) and operating segments

The Company has adopted the provisions of ASC No. 220, Comprehensive Income, and ASC No. 280, Segment Reporting. ASC No. 220 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. ASC No. 280 establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of ASC No. 220 and ASC No. 280 has had no impact on the Company’s financial position, results of operations, cash flows, or related disclosures because the Company’s operations are considered to be in a single segment.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain significant estimates

Management’s estimates of oil and gas reserves are based on various assumptions, including constant oil and gas prices. It is reasonably possible that a future event in the near term could cause the estimates to change and such changes could have a severe impact. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimate. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. While it is at least reasonably possible that these estimates will change materially in the near term, no estimate can be made of the range of possible changes that might occur.

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

Asset retirement obligations

We have asset retirement obligations primarily for the future abandonment of oil and gas wells, and we maintain reserve accounts for part of these obligations under our operating agreements with the operators of wells in which we have an interest. We account for these obligations under ASC No. 410-20, Asset Retirement and Environmental Obligations, which requires the fair value of an asset retirement obligation to be recognized in the period when it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the underlying long-lived asset. ASC No. 410-20 also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation is generally determined on a units-of-production basis over the life of the asset, while the accretion escalates over the life of the asset, typically as production declines. The amounts recognized are based on numerous estimates and assumptions, including recoverable quantities of oil and gas, future retirement and site reclamation costs, inflation rates and credit-adjusted risk-free interest rates.

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

ASC No. 480-10-05, Distinguishing Liabilities from Equity, clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under ASC No. 480 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. Although the Company had outstanding warrants as of June 30, 2013, the shares issuable upon exercise of the warrants are not redeemable; consequently, adoption of ASC No. 480 has not had an impact on the Company’s financial position, results of operations or cash flows.

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

Subsequent Events

The Company has adopted the provisions of ASC No. 855, Subsequent Events. ASC No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC No. 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Other recent accounting pronouncements

In January 2013, the FASB issued ASU No. 2013-01— “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”.  The main objective in developing this update is to address implementation issues about the scope of ASU No. 2011-11.  This ASU clarifies the scope of the offsetting disclosures and addresses any unintended consequences.  The scope of update to ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  This ASU is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented.  This ASU was adopted on January 1, 2013 and the adoption did not have a material impact on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. ASU 2011-08 provides entities an option of assessing qualitative factors when testing goodwill for impairment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If an entity determines that the fair value of a reporting unit is more likely than not less than its carrying value, then performing the two step impairment test is required after performing a qualitative assessment. Otherwise, the two step impairment test is not necessary. ASU 2011-08 was effective for the Company as of January 1, 2012. This standard on annual goodwill impairment test did not have any material impact to the Company’s Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requiring that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be applied retrospectively and early adoption is permitted. This guidance was effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS. This amendment of the FASB Accounting Standards Codification is to ensure that fair value has the same meaning in U.S. GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance is effective during the interim and annual periods beginning after December 15, 2011. This authoritative guidance does not any material effect on the Company’s Consolidated Financial Statements.

In December 2009, the Company adopted revised oil and gas reserve estimation and disclosure requirements. The primary impact of the new disclosures for the Company was to align the definition of

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

proved reserves with the Securities and Exchange Commission (SEC) Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008 and effective for fiscal periods ending on or after December 31, 2009. The accounting standards revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period preceding the end of the year rather than the year-end price, must be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2013, 2012 and 2011 has been presented following these new reserve estimation and disclosure rules.

Note C — Stockholders’ equity:

The Company’s authorized capital is 200,000,000 shares of $0.05 par value common stock and 10,000,000 shares of $0.01 par value preferred stock. 118,113 shares of preferred stock were issued and outstanding at June 30, 2013 and 109,124 shares of preferred stock were issued and outstanding at June 30, 2012.

Stock and warrants

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital , Inc. (“WFEC”) providing for a revolving credit facility of $20,000,000 and a convertible term loan of $5,000,000 (the “Credit Facility”). In connection with entering into the Credit Facility, the Company issued to WFEC warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock currently at an exercise price of $0.20 per share, which were re-priced in March 2013 from $0.9911 as partial consideration for the maturity date extension. The term loan is also convertible into 5,044,900 shares of Company common stock at a conversion price of $0.9911 per share. None of the above-referenced warrants had been exercised and all remained outstanding at June 30, 2013. The Company allocated the proceeds from the issuance of the debt to the warrants, the debt and net profits interest (see “Note E — Long-term debt”) based on their relative fair market values at the date of issuance. The value assigned to the warrants of $1,314,289 was recorded as an increase in additional paid-in capital and the value assigned to the net profits interest of $213,148 was recorded as a credit to the full cost pool for oil and gas properties.

On December 18, 2009, the Company entered into a Second Amendment to the Credit Agreement with WFEC, providing for a revolving credit facility of up to $40 million and a convertible term loan of $5 million (the “Amended Credit Agreement”). The borrowing base under the revolving credit facility was initially established at $25 million. The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, was originally scheduled to mature on July 1, 2012 and is secured by substantially all of the assets of the Company. In connection with entering into the Amended Credit Agreement, the Company issued to WFEC additional warrants, expiring on December 1, 2014, for the purchase of up to 5,000,000 shares of Company common stock, as of June 30, 2013 at an exercise price of $0.9911 per share, and extended the expiration date of the warrants to purchase 2,500,000 shares of Company common stock that were previously issued to WFEC to December 1, 2014.

On August 30, 2010, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) with WFEC providing for an increase in the borrowing base for the Company’s revolving credit facility from $25 million to $30 million. The Company borrowed the full amount of the increase in the borrowing base. The indebtedness under the credit facility, which includes the revolving credit facility and a $5 million convertible term loan, bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, matured on May 31, 2013 and was secured by substantially all of

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

the assets of the Company. In connection with entering into the Third Amendment, the Company issued to WFEC additional warrants, expiring on December 1, 2017, for the purchase of up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share. Loan costs of $89,451 and loan discounts of $527,430 were recognized.

On June 18, 2012, the Company entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with WFEC providing for, among other things, an extension of the required repayment date to December 31, 2012 and subsequently extended to May 31, 2013 (see Note E-Long-Term Debt). The Fourth Amendment also provides that the borrowing base under the Company’s revolving credit facility with WFEC shall be reduced by seventy-five percent (75%) of the total amount of cash or other readily available funds received by the Company as part of the arbitration award in connection with the arbitration involving the Company, EXCO Operating Company, L.P. and BG US Production Company LLC. The Fourth Amendment also limits the Company’s ability to pay certain general and administrative expenses and to make certain dividends on its capital stock.

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

In connection with the following common stock issuances, the Company entered into Subscription and Registration Rights Agreements (“Subscription Agreements”) with certain investors. Pursuant to the Subscription Agreements, the Company issued an aggregate of 2,104,001 shares of common stock and warrants exercisable into 1,052,000 shares of common stock. On August 18, 2009, four investors acquired 804,000 shares of common stock and warrants exercisable into 402,000 shares of common stock, through the payment of $683,400. On August 26, 2009, six investors acquired 1,300,001 shares of common stock and warrants exercisable into 650,000 shares of common stock, through the payment of $1,105,001. The warrants are exercisable through July 31, 2014, at $0.85 per share. With respect to certain of such issuances, the Company paid broker-dealer commissions in the aggregate amount of $59,500 to Avalon Group, Ltd. The aggregate consideration, net of commissions, from such issuances has been used for working capital purposes.  Warrants for 264,706 shares of common stock were exercised during 2011, and 787,294 warrants remain outstanding at June 30, 2013. These expire in July 2014.

Stock-based compensation

On December 29, 2005, the stockholders of the Company approved the 2005 Stock Option Plan (the “Plan”) and 3,750,000 shares of common stock were reserved. At the 2010 Annual Stockholder Meeting, stockholders approved an increase in the number of shares under the Plan by 2,000,000 shares, or a total of 5,750,000 shares, of which 4,314,195 shares had been issued through June 30, 2013. Total shares available under the Plan are 1,435,805, as of June 30, 2013.

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

of the common stock granted of $4,418 based on at the last sale price ($0.63 per share) on the aforementioned date, on the NYSE MKT of the Company’s common stock. Such amounts were recorded as compensation expense upon issuance.

On January 14, 2011, the Company entered into an employment agreement with its Chief Financial Officer, Larry G. Badgley.  The agreement provides for the grant of stock options, under the Plan, for the purchase of an aggregate of 288,667 shares of Company common stock.  These options have an exercise price $1.20 per share and expire five years from their issue date.  One option, for the purchase of 15,667 shares, was fully vested upon grant.  The other option, for the purchase of 273,000 shares vested on October 1, 2012.  We estimated the fair value of the options on the date of grant using the Black-Scholes valuation model to be $100,997.  We recorded $17,366 and $52,100 and $31,531 of compensation expense for the years ending June 30, 2013, 2012 and 2011, respectively.

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

The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life.

Information regarding activity for stock options under the Plan is as follows:

		Weighted-average	Weighted-average	Aggregate
		exercise price per	remaining contractual	intrinsic
	Number of shares	share	term (years)	value

Outstanding, June 30, 2013	288,667	$1.20	2.25
Options granted	—	—
Options exercised	—	—
Options forfeited/expired	—	—

Outstanding, June 30, 2013	288,667	1.20	2.25	$—

Exercisable, June 30, 2013	288,667	$1.20	2.25	$—

Information related to the Plan during fiscal June 30, 2013 is as follows:

Intrinsic value of options exercised	$—

Weighted-average fair value of options granted	$100,997

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

On January 24, 2013, the Company paid cash of $13,000 and issued 72,500 shares of common stock to four directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $15,225 based on the last sale price ($0.21 per share) on January 24, 2013, on the NYSE-MKT of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

On April 4, 2013, the Company paid cash of $13,000 and issued 72,500 shares of common stock to four directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $19,213 based on the last sale price ($0.265 per share) on April 4, 2013, on the NYSE-MKT of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

The following table provides information related to stock-based compensation for the years ended June 30, 2013, 2012 and 2011:

	Fiscal Year Ended June 30,
	2013	2012	2011
Officer and employee restricted stock grants:
Pretax compensation expense	$—	$—	$—
Tax benefit	$—	$—	$—
Restricted stock expense, net of tax	$—	$—	$—

Director stock grants:
Pretax compensation expense	$34,438	$236,000	$542,619
Tax benefit	$—	$—	$—
Director stock grants expense, net of tax	$34,438	$236,000	$542,619

Stock options:
Pretax compensation expense	$17,366	$52,100	$31,531
Tax benefit	$—	$—	$—
Stock option expense, net of tax	$17,366	$52,100	$31,531

Total stock-based compensation:
Pretax compensation expense	$51,804	$288,100	$574,150
Tax benefit	$—	$—	$—
Total share based compensation expense, net of tax	$51,804	$288,100	$574,150

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note D — Loss per common share:

	2013	2012	2011
Net loss attributable to common stockholders	$(6,851,518)	$(13,364,871)	$(11,149,991)
Weighted average number of shares of common stock	77,263,381	77,009,351	76,048,925
Income (loss) per common share	$(0.09)	$(0.17)	$(0.15)

Potential dilutive securities (e.g., convertible preferred stock, stock warrants and convertible debt) have not been considered because the Company reported a net loss and, accordingly, their effects would be anti-dilutive.

Note E — Long-term debt:

March 2007 debt issue

On March 5, 2007, Cubic entered into a Credit Agreement with WFEC providing for a revolving credit facility of $20,000,000 (the “Revolving Note”) and a convertible term loan of $5,000,000 (the “Term Loan”; and together with the Revolving Note, the “Credit Facility”). The indebtedness bore interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, was originally scheduled to mature on March 1, 2010, and was secured by substantially all of the assets of the Company.

The Term Loan of $5,000,000 is convertible into shares of Cubic common stock, as of June 30, 2013, at a conversion price of $0.9911 per share. Approximately $5,000,000 of the funded amount was used, together with cash on hand, to retire the Company’s previously outstanding senior debt that was due February 6, 2009.

In connection with entering into the Credit Facility, the Company issued to WFEC warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock. As of December 31, 2012, the exercise price was reduced to $0.20 per share, and the expiration date was extended to December 1, 2017.

On December 18, 2009, the Company entered into a Second Amendment to the Credit Agreement with WFEC, providing for a revolving credit facility of up to $40 million and a convertible term loan of $5 million (the “Amended Credit Agreement”). The borrowing base under the revolving credit facility was initially established at $25 million. The indebtedness bears interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, was originally scheduled to mature on July 1, 2012 and was secured by substantially all of the assets of the Company. In connection with entering into the Amended Credit Agreement, the Company issued to WFEC additional warrants, originally scheduled to expire on December 1, 2014, for the purchase of up to 5,000,000 shares of Company common stock and extended the expiration date of warrants to purchase 2,500,000 shares of common stock that were previously issued to WFEC. As of December 31, 2012, the exercise price for each of those warrants was reduced to $0.20 per share, and the expiration date was extended to December 1, 2017.

In connection with entering into the Amended Credit Agreement, the Company allocated the proceeds from the issuance of the debt to the warrants, the debt and the beneficial conversion feature based on their fair market values at the date of issuance. The fair market value assigned to the extension of warrants to

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

purchase 2,500,000 shares of Company common stock was $923,302 and the value assigned to the issuance of the warrant to purchase the additional 5,000,000 shares of Company common stock was $8,031,896, which was recorded as an increase in additional paid-in capital relating to common stock. The difference in the fair value of the Term Loan and the face amount of $1,877,494 was recorded as an extinguishment of debt, offset by the amount of unamortized deferred loan cost and discounts associated with the original debt of $129,871.  The beneficial conversion feature equaled $5,027,494, which was reduced to $3,122,506 based on the limitation to the fair value of debt. The assignment of a value to the warrants and beneficial conversion feature as well as the write-down of the Term Loan to the fair value resulted in a total loan discount in the amount of $13,955,198 being recorded. Amortization for the fiscal year ended June 30, 2012 was $5,515,769, at which time it was fully amortized, and was $5,500,699 for the fiscal year ended June 30, 2011.

In connection with the modification of the indebtedness pursuant to the Amended Credit Agreement, the Company recorded a gain on extinguishment of debt of $1,747,623.  Such amount includes the write-off of the unamortized deferred loan cost ($26,947), and the write-off of the remaining loan discount ($102,924).

Cubic incurred loan costs of $50,000 on the issuance of the debt and warrants. The amount was capitalized and allocated to the debt and was amortized over the original term of the debt. Amortization for the fiscal year ended June 30, 2012 was $19,762, at which time it was fully amortized, and was $19,708 for the fiscal year ended June 30, 2011.

On August 30, 2010, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”) with WFEC providing for an increase in the borrowing base for the Company’s revolving credit facility from $25 million to $30 million. The Company borrowed the full amount of the increase in the borrowing base. The indebtedness under the Credit Facility bore interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, was originally scheduled to mature on July 1, 2012 and was secured by substantially all of the assets of the Company. In connection with entering into the Third Amendment, the Company issued to WFEC additional warrants, scheduled to expire on December 1, 2014, for the purchase of up to 1,000,000 shares of the Company’s common stock, originally at an exercise price of $1.00 per share. As of December 31, 2012, the exercise price was reduced to $0.20 per share. Loan discounts of $527,430 were recognized.

The Company allocated the proceeds from the issuance of the debt to the warrants and the debt. The value assigned to the warrants of $516,882 was recorded as an increase in additional paid-in-capital relating to common stock. The assignment of a value to the warrants resulted in a loan discount being recorded. The discount amortization is over the two-year term of the debt as additional interest expense. Amortization for the fiscal year ended June 30, 2012 was $287,689, at which time it was fully amortized, and was $239,741 for the fiscal year ended June 30, 2011.

Cubic incurred loan costs of $100,000 on the issuance of the debt and warrants. The amount allocable to the debt of $89,451 has been capitalized and was amortized over the term of the debt. Amortization for the fiscal year ended June 30, 2012 was $48,791, at which time it was fully amortized, and was $40,660 for the fiscal year ended June 30, 2011.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Effective December 31, 2012, the Company received an extension until March 31, 2013, of the due date of debt under the Credit Facility, including both the $5,000,000 Term Loan and the outstanding amounts of approximately $20,870,000 under the Revolving Note. The amendment, among other things, required that the Company pay a renewal fee/loan costs of $260,000. These fees were amortized during the quarter ended March 31, 2013. In connection with the amendment, warrants held by WFEC, which are convertible into 8.5 million shares of the Company’s common stock, were modified to provide for an exercise price of $0.20 per share and a termination date of December 1, 2017. The fair value assigned to the modification in exercise price on the warrants was $902,161 and was recorded as additional debt discount to be amortized over the remaining term. The discount was fully amortized during the year ended June 30, 2013.

The amendment also provided that if the Company did not consummate a substantive transaction involving the acquisition of leases and/or minerals with oil and/or NGL by March 31, 2013, the Company would be required to pay of an additional loan fee of $260,000, which amount was paid on March 31, 2013 and will be amortized over the remaining term of the debt. The amendment also provided that if the Term Loan and Revolving Note are not repaid by March 31, 2013, the Company would re-price the conversion price of the Term Loan to $0.20 per share. As part of the March 28, 2013 extension the re-pricing of the Term Loan was waived and extended to May 31, 2013.

On March 28, 2013, the Company received an extension until May 31, 2013, as to the due date of the debt under the Credit Facility, including both the $5,000,000 Term Loan and the outstanding amounts of approximately $20,870,000 under the Revolving Credit Facility, as well as the re-pricing of the conversion price of the Term Loan. As provided in the previous amendment the Company paid WFEC an additional loan fee of $260,000. However, if the Term Loan is not repaid by May 31, 2013 and the Company does not consummate the foregoing issuance of Common Stock, then the conversion price will be reduced to $0.20 per share. This agreement matured on May 31, 2013, without additional fees being paid or being re-priced to $0.20. We restructured this agreement as part of an overall capital refinancing of the Company following June 30, 2013(see Note-L Subsequent Events).

December 2009 subordinated debt issue and refinancing

On December 18, 2009, the Company issued a subordinated promissory note payable to Calvin A. Wallen, III, (the “Wallen Note”) the Company’s Chairman of the Board and Chief Executive Officer, in the principal amount of $2,000,000 which is subordinated to all WFEC indebtedness. The Wallen Note bore interest at the prime rate plus one percent (1%), and originally provided for interest payable monthly. The Wallen Note was entered into with the consent of WFEC. The proceeds of the Wallen Note were used to repay other indebtedness to the Company. On March 28, 2013, the Company received an extension until June 1, 2013, as to the due date of its debt of $2,000,000 plus interest currently being accrued at 4.25% annually, under the Wallen Note. There was no consideration paid to Mr. Wallen in connection with this extension. This note was extended in conjunction with the extension of the Credit Facility (see Note-L Subsequent Events).

In addition an entity controlled by Mr. Wallen advanced the Company $2,000,000 during 2013 to provide short-term working capital. This advance was paid without interest pursuant to the series of transactions discussed in Note-L Subsequent Events.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Maturity of debt

Our debt to WFEC and the Wallen Note were current, as of June 30, 2013.

The Company recently entered into a Note Purchase Agreement dated October 2, 2013, pursuant to which the Company issued an aggregate of $66,000,000 of senior secured notes due October 2, 2016, to certain purchasers. Pursuant to the terms of the Credit Agreement with WFEC, the Company repaid the $5 million term loan payable to WFEC, and Cubic Louisiana assumed the remaining unpaid debt to WFEC, which amount was $20,865,110 as of that date.  That debt is reflected in a term loan bearing interest at the Wells Bank Bank prime rate, plus 2%, per annum. In the event that Cubic Louisiana does not have available cash to pay interest on the Credit Facility, accrued and unpaid interest will be paid in kind via an additional promissory note.  As part of the Credit Agreement, WFEC is providing a revolving credit facility in the amount of up to $10,000,000, bearing interest at the same rate, with all advances under that revolving credit facility to be made in the sole discretion of WFEC. As part of the Recent Transactions, the Company entered into a Call Option Structured Derivative that provided the Company approximately $35,000,000 and together with the proceeds from the issuance of the senior secured notes, a total of $101,000,000. These funds, net of amounts paid for the acquisition of the assets from Gastar, Navasota and Tauren, the repayment of the term loan payable to WFEC and various expenses relating to the Recent Transactions, are available for capital expenditures and working capital for operations.

Mr. Wallen was issued 2,115 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $2,115,000, in exchange for the cancellation of a promissory note payable to Mr. Wallen in the principal amount of $2,000,000, plus $114,986 of accrued and unpaid interest.

	as of June 30,
Principal Amount Outstanding	2013	2012

Total long-term debt (including current portion)	$27,865,110	$37,000,000
Less current portion	27,865,110	37,000,000

Total long-term debt	$0	$0

Maturities of Debt

Fiscal 2013	$27,865,110
Fiscal 2014 and thereafter	101,000,000

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note F — Related party transactions:

On December 1, 1997, as renewed and revised on January 1, 2002, the Company entered into a contract with Tauren to provide the necessary technical, administrative and management expertise needed to conduct its business. Tauren also paid various organization costs and consulting fees on behalf of the Company. The monthly amount charged to the Company was based on actual costs of materials and labor hours of Tauren that were used pursuant to the terms of the agreement. The agreement was terminated effective January 1, 2006, except as to the office sharing provisions, which were extended to June 30, 2007 and since continue on a month to month basis. The Company now has 7 full-time employees and one part-time employee and its offices are leased from Tauren. During fiscal 2011, the Company’s only expense under the office sharing arrangement was the lease rent. The offices were leased on a month-to-month basis for an average monthly amount charged to the Company, from July 1, 2010 until December 31, 2010, of $2,229. Effective, January 1, 2011, the Company signed a 2-year lease that charges the Company a monthly fee of $8,000 per month, with an affiliate controlled by Mr. Wallen and the offices are owned by this affiliate. Effective, January 1, 2013, the Company signed a lease extension through September 30, 2013 that charges the Company $8,000 per month. Charges to the Company under the contracts and subsequent arrangements were $96,000, $96,000 and $61,374 for the fiscal years 2013, 2012 and 2011, respectively.

Tauren owned a working interest in the wells in which the Company owns a working interest. As of the end of fiscal 2013 the Company owed $6,166 to Tauren, as of the end of fiscal 2012 Tauren owed the Company $2,730 and the Company owed $14,537 to Tauren for miscellaneous general and administrative expenses and royalties for fiscal 2011. Tauren owed the Company $38,756, $1,551 and $5,127 for royalties paid by a third-party operator for fiscal years 2013, 2012 and 2011, respectively.

In addition, certain of the Company’s working interests are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by the Company’s President and Chief Executive Officer, Calvin A. Wallen III. At the end of fiscal years 2013, 2012 and 2011, the Company owed Fossil $27,949, $56,123 and $43,143, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $28,897, $22,770 and $80,674, respectively, for oil and gas sales.

In addition, during fiscal 2013, 2012 and 2011, certain wells in which the Company owns a working interest were operated by Fossil.  In consideration for Fossil serving as operator and to satisfy the Company’s working interest obligations related to drilling costs and lease operating expenses, Cubic paid to Fossil an aggregate of $439,874, $493,188 and $1,250,430 during fiscal 2013, 2012 and 2011, respectively; and Fossil paid Cubic an aggregate of $252,532, $344,383 and $131,573 during fiscal 2013, 2012 and 2011, respectively for oil and gas sales.

On November 24, 2009, the Company entered into transactions with Tauren and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Calvin A. Wallen III, the Chief Executive Officer of the Company, under which the Company acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana. The Company expected to use the Drilling Credits to fund $30,952,810 of its share of the drilling and completion costs for those horizontal Haynesville Shale wells drilled in sections previously operated by an affiliate of the Company, which are now operated by a third party. As a result of the arbitration and settlement with EXCO and BG, the unused Drilling Credits were paid to Cubic, on a dollar for dollar basis.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

On December 18, 2009, the Company issued the Wallen Note, which is subordinated to all WFEC indebtedness. The Wallen Note bore interest at the prime rate plus one percent (1%), and originally provided for interest payable monthly. The proceeds of the Wallen Note were used to repay the previous indebtedness of the Company that was payable to a former director. The Wallen Note was cancelled as part of the overall capital refinancing of the Company following June 30, 2013 (see Note L — Subsequent Events).

The Special Committee obtained an opinion from its independent financial advisor with respect to the fairness, from a financial point of view, to the public stockholders of the Company, of such transactions.

Note G — Income taxes:

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2013, 2012 and 2011, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The components of the net deferred federal income tax assets (liabilities) at June 30 were as follows:

	2013	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$15,154,000	$10,596,300	$8,352,700
Depreciation basis of assets	4,600	2,700	1,900
	$15,158,600	$10,599,000	$8,354,600
Deferred tax liabilities:
Depletion basis of assets and related accounts	$(85,800)	$(1,012,600)	$(785,200)
	$(85,800)	$(1,012,600)	$(785,200)
Net deferred tax (liabilities) assets before valuation allowance	$15,072,800	$9,586,400	$7,569,400
Valuation allowance	(15,072,800)	(9,586,400)	(7,569,400)
Net deferred tax (liabilities) assets	$—	$—	$—

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended June 30, 2013, 2012 and 2011:

	2013	2012	2011
Tax (benefit) calculated at statutory rate	$(1,484,000)	$(3,123,000)	$(2,572,000)
Losses not providing tax benefits	1,484,000	3,123,000	2,572,000
Current federal income tax provision (benefit)	$—	$—	$—
Change in valuation allowance	$(5,486,400)	$(2,017,000)	$(416,100)

As of June 30, 2013, the Company had net operating loss carryforwards of approximately $44,570,500, which are available to reduce future taxable income. These carryforwards expire as follows:

Net operating
Year	losses

2028	$10,389,100
2029	11,065,900
2031	11,934,200
2032	8,923,800
2033	2,257,500
$44,570,500

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

On January 14, 2011, the Company entered into an employment agreement with its Chief Financial Officer, Larry G. Badgley.  The agreement provides for the grant of stock options, under the Plan, for the purchase of an aggregate of 288,667 shares of Company common stock.  These options have an exercise price $1.20 per share and expire five years from their issue date.  One option, for the purchase of 15,667 shares, was fully vested upon grant.  The other option, for the purchase of 273,000 vested on October 1, 2012. We estimated the fair value of the options on the date of grant using the Black-Scholes valuation model to be $100,997.

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Office Lease

Effective, January 1, 2013, the Company signed a 9 month lease that charges the Company a monthly fee of $8,000. The Company believes that there is other appropriate space available in the event the Company should terminate its current leasing arrangement, though the Company believes the monthly rental fee would likely exceed $8,000 per month. Rental expense was $96,000, $96,000 and $61,374 for fiscal years 2013, 2012 and 2011, respectively.

Legal proceedings

A lawsuit was filed on or about June 15, 2010, styled, “Gloria’s Ranch, LLC v. Tauren Exploration, Inc., Cubic Energy, Inc., WFEC , Inc. & EXCO USA Asset, LLC”, filed in the 1st Judicial District Court, Caddo Parish, Louisiana, Cause No. 541-768, A.  This lawsuit alleges that all or part of the Gloria’s Ranch mineral lease has lapsed, and seeks a finding that the mineral lease has lapsed, damages, attorney fees, and other equitable relief. This lawsuit would have a material effect, of a maximum of 17%, on the acreage position of the Company, as of June 30, 2013, if ultimately adjudicated entirely in favor of the mineral owner. The Company intends to vigorously defend its position and believes it will prevail regarding a majority, if not all, of the acreage at issue in this lawsuit.

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

On October 2, 2012, the Company entered into a Settlement Agreement and Mutual Release with Tauren, EXCO and BG. This agreement provides that EXCO and BG shall (a) apply the Drilling Credits as provided in the agreement and place the Company in consent status on specified wells and (b) pay to the Company $12,179,853 in cash.  The agreement also provides for mutual releases among the parties.  Pursuant to the Fourth Amendment to Credit Agreement between the Company and WFEC, $9,134,890 of such amount was paid to WFEC when received by EXCO and BG in order to reduce the borrowings under the Company’s revolving credit facility with the balance of the cash received by the Company. The settlement included reimbursement of legal and arbitration expenses in the amount $677,303, which are reported as other income in the interim financial statements.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note I - Cost of oil and gas properties:

Costs incurred

Costs (capitalized and expensed) incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Property acquisitions	$178,685	$109,076	$448,432
Exploration	—	—	—
Development	(290,569)	8,224,013	10,175,986
	$(111,884)	$8,333,089	$10,624,418

The Company received several credits from EXCO after June 30, 2012 thus creating a negative costs incurred total for the year ended June 30, 2013.

Capitalized costs

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the aggregate amounts of the related accumulated depreciation, depletion, and amortization at June 30, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Proved properties	$56,009,780	$56,121,665	$47,788,575
Unproved properties	—	—	—
	56,009,780	56,121,665	47,788,575
Less: accumulated depreciation, depletion and amortization of oil and gas properties	19,105,645	15,860,758	9,774,375
Total properties	36,904,135	40,260,907	38,014,200
Less: accumulated impairment of oil and gas properties due to full cost ceiling test	(22,181,701)	(22,181,701)	(22,181,701)
Net properties	$14,722,434	$18,079,206	$15,832,499

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Results of operations

The results of operations from oil and gas producing activities for the years ended June 30, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Revenues:
Revenues	$3,843,420	$6,939,999	$6,133,299
Preferred return	—	—	—
	3,843,420	6,939,999	6,133,299
Expenses (excluding G&A and interest expense):
Production, operating and development costs	1,872,186	1,972,223	1,857,528
Depreciation, depletion and amortization	3,248,260	6,090,529	3,707,255
Impairment loss on oil and gas properties	—	—	—
	5,120,446	8,062,752	5,564,783
Results before income taxes	(1,277,026)	(1,122,753)	568,516
Provision for income taxes	—	—	—
Results of operations (excluding corporate overhead and interest expense)	$(1,277,026)	$(1,122,753)	$568,516

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

The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. The Company’s policy is to amortize capitalized oil and gas costs on the unit of production method, based upon these reserve estimates. The amortization was $2.80 per Mcf during the twelve month period ended June 30, 2013, as compared to $2.70 per Mcf and $2.48 per Mcf during the same periods in 2012 and 2011, respectively. It is reasonably possible that, because of changes in market conditions or the inherent imprecision of these reserve estimates, that the estimates of future cash inflows, future gross revenues, the amount of oil and gas reserves, the remaining estimated lives of the oil and gas properties, or any combination of the above may be increased or reduced in the near term.

If reduced, the carrying amount of capitalized oil and gas properties may be reduced materially in the near term.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 2013, 2012 and 2011 together with the changes therein:

Proved reserves

	Natural Gas (Mcf)
	2013	2012	2011
Proved developed and undeveloped reserves:
Beginning of year	23,339,985	57,692,086	29,157,280
Revisions of previous estimates	353,722	(51,465,506)	(2,429,214)
Extensions and discoveries	10,439,327	19,357,720	32,445,450
Less: Production	(1,141,474)	(2,244,315)	(1,481,430)
Disposals of reserves in place	—	—	—
End of year	32,991,560	23,339,985	57,692,086

	Oil, condensate (Bbls)
	2013	2012	2011
Proved developed and undeveloped reserves:
Beginning of year	427,633	1,199	8,647
Revisions of previous estimates	(177,553)	344	(4,742)
Extensions and discoveries	146,291	427,190	—
Less: Production	(863)	(1,100)	(2,706)
Disposals of reserves in place	—	—	—
End of year	395,508	427,633	1,199

	Natural Gas Liquids (Gals)
	2013	2012	2011
Proved developed and undeveloped reserves:
Beginning of year	55,169,760	—	—
Revisions of previous estimates	(11,725,079)	55,093	—
Purchases of reserves in place	—	—	—
Extensions and discoveries	25,351,284	55,168,290	—
Less: Production	(106,057)	(53,623)	—
Disposals of reserves in place	—	—	—
End of year	68,689,908	55,169,760	—

The Company’s Louisiana acreage lies atop the center of what is known in our industry as the “Haynesville Shale Play” (which we refer to as the “Bossier/Haynesville shale” elsewhere herein), one of the most prolific dry gas recent field discoveries in the United States; and also includes the Cotton Valley sand formation, a formation with gas, NGL and oil. The discovery of the existence of the Bossier/Haynesville shale formations in the Company’s acreage in fiscal 2008, in an environment of strong pricing for dry natural gas, led to a shift in strategy away from concentrating solely on the development of the Cotton Valley and other shallow formations in our Bethany Longstreet and Johnson Branch fields, and to commencement of the development of the Bossier/Haynesville shale acreage. Development slowed in fiscal 2009, due to deteriorated economic conditions, a harsh debt and equity environment, stubbornly high field operation costs, and a collapse in the pricing of natural gas.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The strategic transactions consummated by the Company in the first half of fiscal 2010 repositioned the Company for increased development of the Bossier/Haynesville shale on its acreage.  And, development activity did gain some momentum by the second half of fiscal 2010, with increased activity and development undertaken by EXCO as well as other third party operators of the Bossier/Haynesville shale through fiscal 2011, despite a depressed commodity market for natural gas. The continued deterioration of pricing for dry natural gas, which has persisted through fiscal 2013, brought a halt to additional development of the Bossier/Haynesville shale on Company acreage. As in fiscal 2012, in fiscal 2013, dry natural gas pricing was so low that the Company could not recognize any Proven Undeveloped locations in the Bossier/Haynesville shale; however, the Bossier/Haynesville shale remains a prolific dry gas field and a significant asset to the Company upon a correction in commodity pricing.

While natural gas commodity pricing reached lows not seen in recent history, oil and NGL pricing was relatively strong for fiscal 2013. Due to the increase in NGL prices, we are now for the second year listing them separately from oil and natural gas in the notes to our financial statements. A variety of horizontal development in the Cotton Valley sand in and around our Northwest Louisiana acreage commenced in fiscal 2013. Based upon production for the horizontal development, and the oil being produced along with dry natural gas and NGL, the Company has approximately 36 Proven Undeveloped locations in the Cotton Valley sand for its June 30, 2013, SEC Reserve Report.

The “Revisions of previous estimates” amount of 353,722 Mcf in fiscal 2013 was primarily due to the increased estimated ultimate recovery of the Bossier/Haynesville shale Proved Producing horizontal wells, from approximately 4 Bcf to 6 Bcf of natural gas, based on performance rates.

The “Extensions and discoveries” amount of 10,439,327 Mcf in fiscal 2013 was primarily due to new proved undeveloped offset locations in which the Company maintains a working interest based upon the ability to utilize 160 acre spacing per unit for horizontally-drilled and completed Cotton Valley wells.  The reserve estimates attributable to these new proved undeveloped locations were listed under “Extensions and discoveries.”

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

•                  In accordance with SEC guidelines, the engineers’ estimates of future net revenues from our proved properties and the present value thereof for fiscal 2013 are made using the twelve-month average of the first-day-of-the-month reference prices as adjusted for location and quality differentials. Prior year estimates were not required to be restated and reflect previously disclosed estimates using year-end prices. These prices are held constant throughout the life of the properties. Oil and natural gas prices are adjusted for each lease for quality, contractual agreements, lease use shrinkage and regional price variations.

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

The following is the estimated standardized measure relating to proved oil and gas reserves at June 30, 2013, 2012 and 2011:

Table 1	2013	2012	2011
Future cash flows	$242,990,435	$179,704,719	$261,446,375
Future production costs	(29,432,000)	(32,485,700)	(43,345,400)
Future development costs	(111,455,400)	(72,969,420)	(126,835,250)
Future severance tax expense	(13,268,035)	(4,526,463)	(4,330,356)
Future income taxes	—	—	—
Future net cash flows	$88,835,000	$69,723,136	$86,935,369
Ten percent annual discount for estimated timing of net cash flows	(49,787,200)	(39,746,927)	(40,024,625)
Standardized measure of discounted future net cash flows	$39,047,800	$29,976,209	$46,910,744

The following is an analysis of changes in the estimated standardized measure of proved reserves during the years ended June 30, 2013, 2012 and 2011:

Table 2	2013	2012	2011
Changes from:
Sale of oil and gas produced	$(1,971,234)	$(4,967,776)	$(4,275,771)
Net changes in prices and production costs	(695,805)	(56,534,586)	(12,465,909)
Extensions and discoveries	12,195,100	24,472,000	19,367,520
Revision of previous quantity estimates	11,285,959	(17,572,834)	(6,450,989)
Accretion of discounts	2,997,621	4,691,074	6,475,729
Net change in income taxes	526,854	1,975,312	(2,178,009)
Disposals of reserves in place	—	—	—
Development costs incurred that reduced future development costs	—	—	(321,688)
Changes in future development costs	48,872,306	(42,558,894)	(604,579)
Changes in timing of production and other	(64,139,210)	73,561,169	(17,392,850)
Change in standardized measure	$9,071,591	$(16,934,535)	$(17,846,546)

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note K — Selected quarterly financial data (unaudited):

Summarized unaudited quarterly financial data for fiscal 2013 and 2012 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal 2013
Revenues	$1,003,660	$1,039,376	$968,980	$831,404	$3,843,420
Loss before income taxes	$(1,762,885)	$(439,586)	$(2,188,397)	$(1,543,350)	$(5,934,218)
Net loss	$(1,762,885)	$(439,586)	$(2,188,397)	$(1,543,350)	$(5,934,218)
Net loss available to common shareholders	$(1,987,285)	$(668,486)	$(2,416,897)	$(1,778,850)	$(6,851,518)
Net loss per common share - basic and diluted (1)	$(0.03)	$(0.01)	$(0.03)	$(0.02)	$(0.09)
Weighted average common shares outstanding	77,215,908	77,215,908	77,265,047	77,360,908	77,263,381

Fiscal 2012
Revenues	$1,416,036	$3,303,365	$1,273,919	$946,679	$6,939,999
Loss before income taxes	$(2,598,783)	$(2,661,177)	$(3,580,358)	$(3,650,314)	$(12,490,632)
Net loss	$(2,598,783)	$(2,661,177)	$(3,580,358)	$(3,650,314)	$(12,490,632)
Net loss available to common shareholders	$(2,818,825)	$(2,881,219)	$(3,797,413)	$(3,867,413)	$(13,364,870)
Net loss per common share - basic and diluted (1)	$(0.03)	$(0.04)	$(0.05)	$(0.05)	$(0.17)
Weighted average common shares outstanding	76,815,908	76,815,908	77,193,930	77,215,908	77,009,351

(1) The sum of the per share amounts per quarter does not equal the total year amount due to changes in the weighted average number of common shares outstanding in each quarter.

Note L — Subsequent Events:

On July 5, 2013, the Company paid cash of $13,000 and issued 72,500 shares of common stock to four directors of the Company pursuant to the Plan.  As of such date, the aggregate market value of the common stock granted was $20,300 based on the last sale price ($0.28 per share) on July 5, 2013, on the NYSE-MKT of the Company’s common stock. Such amount was expensed upon issuance to compensation expense.

Exchange Delisting

As previously disclosed, the Company was notified by NYSE MKT, LLC (the “Exchange”) staff (the “Staff”) that it was not in compliance with certain of the Exchange’s continued listing standards as set forth in the Exchange’s Company Guide. Specifically, the Company was advised that it was not in compliance with Sections 1003(a)(i)-(iv) of the Company Guide.

The Company submitted a plan of compliance advising the Exchange of actions it had taken, or intended to take, to regain compliance with the continued listing standards (the “Plan”). Based on the Plan, the Exchange deferred further action pending a review of the Company’s operations through May, 31, 2013. The Staff completed this review on June 26, 2013. On July 10, 2013, the Company received written notification from the Staff (the “Staff Determination”) stating that the Company’s Common Stock is subject to delisting from the Exchange.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The Company did not request an appeal of the Staff Determination, and trading in the Company’s Common Stock on the Exchange was discontinued effective at the opening of trading on July 17, 2013. The Company intends to remain current in its reporting obligations with the Securities and Exchange Commission, and the Common Stock began being quoted on the OTCQB Marketplace on Wednesday, July 17, 2013 under the symbol “CBNR”. The OTCQB is the mid-tier market operated by the US OTC Markets.

RECENTLY COMPLETED FINANCING AND ACQUISITIONS

On October 2, 2013, the Company consummated the following transactions:

Formation of New Subsidiaries

The Company approved the formation and capitalization of two new, wholly owned direct subsidiaries Cubic Asset Holding, LLC, and Cubic Louisiana Holding, LLC, and two new, wholly owned indirect subsidiaries Cubic Asset, LLC, a direct subsidiary of Cubic Asset Holding, LLC and Cubic Louisiana, LLC, a direct subsidiary of Cubic Louisiana Holding, LLC.

Senior Secured Notes Financing

The Company entered into a Note Purchase Agreement dated October 2, 2013, pursuant to which the Company issued an aggregate of $66.0 million of Notes due October 2, 2016 to certain purchasers.  The Notes bear interest at the rate of 15.5% per annum, in cash, payable quarterly; provided, however, that interest for the first six months following the closing shall be paid 7.0% per annum in cash and 8.5% per annum in additional Notes.  The indebtedness under the Note Purchase Agreement is secured by substantially all of the assets of the Company, including a first priority lien over all of the assets of the Company, Cubic Asset and Cubic Asset Holding and a second priority lien over all of the assets of Cubic Louisiana and Cubic Louisiana Holding.

Issuance of Warrants and Series C Preferred Stock

Pursuant to the terms of a Warrant and Preferred Stock Agreement, dated as of October 2, 2013, and in connection with the issuance and sale of the Notes under the Note Purchase Agreement, the Company issued certain warrants and shares of Series C Voting Preferred Stock, par value $0.01 per share, to the Investors.  The Company issued warrants exercisable for (a) an aggregate of 65,834,549 shares of Common Stock, at an exercise price of $0.01 per share (the “Class A Warrants”), and (b) an aggregate of 32,917,275 shares of Common Stock, at an exercise price of $0.50 per share (the “Class B Warrants, and together with the Class A Warrants, the “Warrants”).

The Company also issued an aggregate of 98,751.824 shares of Series C Voting Preferred Stock to the Investors.  The holders of the Series C Voting Preferred Stock are entitled to vote, together with holders of Common Stock, as a single class with respect to all matters presented to holders of Common Stock of the Company.  The holders of Series C Voting Preferred Stock are entitled, in the aggregate, to a number of votes equal to the number of shares of Common Stock that would be issuable upon the exercise of all outstanding Warrants on a Full Physical Settlement basis (as defined in the Warrant and Preferred Stock Agreement).  The holders of Series C Voting Preferred Stock are not entitled to receive any dividends from the Company.  Shares of the Series C Voting Preferred Stock have a stated value of $0.01 per share and may be redeemed at the option of the holders thereof at any time.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Investment Agreement and Voting Agreement

In connection with entering into the Note Purchase Agreement and the Warrant and Preferred Stock Agreement, the Company entered into an Investment Agreement, dated as of October 2, 2013, with the Investors, pursuant to which the Investors have the right to designate three members (subject to adjustment for changes in board size) for election or appointment to the Company’s board of directors and certain information rights, veto rights, pre-emptive rights and sale rights, among others.

The Investors and Calvin A. Wallen, III, the Company’s Chairman, President and Chief Executive Officer, also entered into a Voting Agreement, dated as of October 2, 2013, pursuant to which Mr. Wallen has agreed to vote shares of voting securities of the Company beneficially owned by him in favor of the Investors’ designees to the board of directors of the Company and with the Investors in connection with certain other matters.  Mr. Wallen has also agreed not to transfer shares of voting securities of the Company beneficially owned by him unless certain conditions specified in the Voting Agreement are satisfied.

Registration Rights Agreement

In connection with entering into the Note Purchase Agreement and the Warrant and Preferred Stock Agreement, the Company entered into a Registration Rights Agreement, dated as of October 2, 2013, with the Investors, providing for, among other things, the registration of shares of Common Stock issuable upon exercise of the Warrants with the Securities and Exchange Commission.

Hedging Transaction

The Company, through its subsidiary Cubic Asset also entered into a Call Option Structured Derivative payment with a third party that resulted in an upfront payment at closing of approximately $35,000,000.  In addition, this third party has entered into agreements with Cubic Asset and Cubic Louisiana contemplating the hedging of hydrocarbons.  This third party will have a junior lien position on both the assets of Cubic Asset and Cubic Louisiana.

Wells Fargo Debt Restructuring

Cubic Louisiana and WFEC entered into a Credit Agreement dated October 2, 2013.  In conjunction with entering into the Credit Agreement, the Company assigned all of its previously held oil and gas interests that it held as the Legacy Louisiana Assets.  Pursuant to the terms of the Credit Agreement, the Company repaid the $5 million term loan payable to WFEC, and Cubic Louisiana assumed the remaining unpaid debt to WFEC, which amount was $20,865,110 as of that date.  That debt is reflected in a term loan bearing interest at the higher of (i) the Wells Fargo Bank prime rate, plus 2%, per annum and (ii) the Federal Funds Rate, plus 1%, per annum.  In the event that Cubic Louisiana does not have available cash to pay interest on the Credit Facility, accrued and unpaid interest will be paid in kind via an additional promissory note.  As part of the Credit Agreement, WFEC is providing a revolving credit facility in the amount of up to $10,000,000, bearing interest at the same rate, with all advances under that revolving credit facility to be made in the sole discretion of WFEC.  The indebtedness to WFEC pursuant to the Credit Agreement is secured by a first priority lien over all of the assets of Cubic Louisiana and Cubic Louisiana Holdings.  The other oil and gas properties of Cubic and its other subsidiaries, including the assets acquired from Gastar, Navasota and Tauren, as described below, do not secure the indebtedness under the Credit Agreement.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Conversion of Wallen Note and Series A Convertible Preferred Stock into Series B Convertible Preferred Stock

The Company entered into and consummated the transactions contemplated by a Conversion and Preferred Stock Purchase Agreement dated as of October 2, 2013 with Mr. Wallen and Langtry.  Pursuant to the terms of the Conversion Agreement, (a) Langtry was issued 12,047 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $12,047,000, in exchange for the cancellation of all of the issued and outstanding shares of Series A Convertible Preferred Stock held by Langtry and (b) Mr. Wallen was issued 2,115 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $2,115,000, in exchange for the cancellation of a promissory note payable to Mr. Wallen in the principal amount of $2,000,000, plus $114,986 of accrued and unpaid interest.

The Series B Convertible Preferred Stock is entitled to dividends at a rate of 9.5% per annum and, subject to certain limitations, is convertible into the Common Stock at an initial conversion price of $0.50 per share of Common Stock. The holders of the Series B Convertible Preferred Stock are entitled to vote (on an as-converted basis), together with holders of Common Stock, as a single class with respect to all matters presented to holders of Common Stock.

Acquisition of Properties from Gastar

The Company consummated the transactions contemplated by the previously announced the Gastar Agreement dated as of April 19, 2013 with GETLP, and Gastar Exploration USA, Inc.  Pursuant to the Gastar Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The acquired properties include approximately 17,400 net acres of leasehold interests.  The acquisition price paid by the Company at closing was $39,118,830, following various adjustments set forth in the Gastar Agreement, and including the various deposits paid prior to the closing date.  For purposes of allocating revenues and expenses and capital costs between GETLP and Cubic, such amounts were netted effective January 1, 2013 and will be recorded as an adjustment to the purchase price.

Acquisition of Properties from Navasota

On September 27, 2013, the Company entered into the Navasota Agreement with Navasota.  On October 2, 2013, pursuant to the Navasota Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The leasehold interests acquired from Navasota generally consist of additional fractional interests in the properties acquired pursuant to the Gastar Agreement, comprising approximately 6,400 net acres.  The acquisition price paid by the Company was $19,400,000.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Acquisition of Properties from Tauren

The Company entered into and consummated the Purchase and Sale Agreement dated as of October 2, 2013 with Tauren.  Pursuant to the Tauren Agreement, the Company acquired well bores, proven reserves, oil & natural gas production and undeveloped leasehold interests in the Cotton Valley formation in DeSoto and Caddo Parishes, Louisiana.  The acquired properties include approximately 5,600 net acres of leasehold interests.  The acquisition price paid by the Company was $4,000,000 in cash and 2,000 shares of the Company’s Series B Convertible Preferred Stock with an aggregate stated value of $2,000,000.  The Tauren Agreement was unanimously approved by the Company’s board of directors, excluding Mr. Wallen.  In addition, the Company obtained an opinion from Blackbriar Advisors, LLC, which concluded that the terms of the Tauren Agreement were fair, from a financial perspective, to the Company.

Note M — Liquidity:

During the year ended June 30, 2013, the Company incurred a net loss of $5,934,218 and provided $54,204 of cash from operations.  At June 30, 2013 the Company’s liabilities substantially exceed its assets.  The Company had a working capital deficit of $30,191,399 at June 30, 2013, down from a working capital deficit of $35,768,341 at June 30, 2012. This decrease in deficit was primarily due to the $9,134,980 paydown on the Credit Agreement with WFEC with funds received from the proceeds of the EXCO/BG settlement.

The Company recently entered into a Note Purchase Agreement dated October 2, 2013, pursuant to which the Company issued an aggregate of $66,000,000 of senior secured notes due October 2, 2016, to certain purchasers. Pursuant to the terms of the Credit Agreement with WFEC, the Company repaid the $5 million term loan payable to WFEC, and Cubic Louisiana assumed the remaining unpaid debt to WFEC, which amount was $20,865,110 as of that date.  That debt is reflected in a term loan bearing interest at the Wells Fargo Bank prime rate, plus 2%, per annum. In the event that Cubic Louisiana does not have available cash to pay interest on the Credit Facility, accrued and unpaid interest will be paid in kind via an additional promissory note.  As part of the Credit Agreement, WFEC is providing a revolving credit facility in the amount of up to $10,000,000, bearing interest at the same rate, with all advances under that revolving credit facility to be made in the sole discretion of WFEC. As part of the Recent Transactions, the Company entered into a Call Option Structured Derivative that provided the Company approximately $35,000,000 and together with the proceeds from the issuance of the senior secured notes, a total of $101,000,000. These funds, net of amounts paid for the acquisition of the assets from Gastar, Navasota and Tauren, the repayment of the term loan payable to WFEC and various expenses relating to the Recent Transactions, approximately $21,000,000 are available for capital expenditures and working capital for operations. Management believes cash on hand following the transactions discussed in Note-L-Subsequent Events along with cash flows from operations will be sufficient to fund operations for the next 12 months.

Mr. Wallen was issued 2,115 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $2,115,000, in exchange for the cancellation of a promissory note payable to Mr. Wallen in the principal amount of $2,000,000, plus $114,986 of accrued and unpaid interest.

EXHIBIT INDEX

No.	Description

2.1

Purchase and Sale Agreement, dated as of April 19, 2013, by and among Cubic Energy, Inc., Gastar Exploration Texas, LP and Gastar Exploration USA, Inc. (filed as Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on October 3, 2013).

2.2

Purchase and Sale Agreement, dated as of September 27, 2013, by and among Cubic Energy, Inc. and Navasota Resources Ltd., LLP (filed as Exhibit 2.2 to the Registrant’s Form 8-K filed with the SEC on October 3, 2013).

2.3

Purchase and Sale Agreement, dated as of October 2, 2013, by and among Cubic Energy, Inc. and Tauren Exploration, Inc. (filed as Exhibit 2.3 to the Registrant’s Form 8-K filed with the SEC on October 3, 2013).

3.1	Amended and Restated Certificate of Formation (filed as Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 10, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Formation (filed as Exhibit 3.2 to the Company’s Form 10-k filed September 28, 2012).

3.3	Certificate of Designation (filed as Exhibit 3.2 to Registrant’s Form 8-K filed with the SEC on March 10, 2010).

3.4	Bylaws (filed as Exhibit 3.2 of the Company’s Form 10-KSB for the period ended June 30, 2000).

3.5

Certificate of Designations Establishing a Series of Preferred Stock (Series B Convertible Preferred Stock) of Cubic Energy, Inc. filed with the Secretary of State of Texas on October 2, 2013 (filed as Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on October 3, 2013).

3.6

Certificate of Designations Establishing a Series of Preferred Stock (Series C Voting Preferred Stock) of Cubic Energy, Inc. filed with the Secretary of State of Texas on October 2, 2013 (filed as Exhibit 3.2 to the Registrant’s Form 8-K filed with the SEC on October 3, 2013).

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

10.13	Employment Agreement with Calvin A. Wallen, III, dated February 29, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K on March 5, 2008) +.

10.14	Employment Agreement with Jon S. Ross dated February 29, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K on March 5, 2008) +.

10.15	Subordinated Promissory Note, dated as of September 12, 2012, by Cubic Energy, Inc., payable to Calvin A. Wallen, III (filed as Exhibit 10.1 to the Company’s Form 8-K filed September 12, 2012).

10.16	Convertible Promissory Note payable to Wells Fargo Energy Capital, Inc. in the principal amount of $5,000,000 date June 18, 2012 (filed as Exhibit 10.2 to the Company’s Form 8-K filed June 20, 2012).

10.17	Promissory Note payable to Wells Fargo Energy Capital, Inc. in the maximum principal amount of $40,000,000 dated June 18, 2012 (filed in Exhibit 10.3 to the Company’s Form 8-K filed June 20, 2012).

10.18

Settlement Agreement and Mutual Release effective as of October 2, 2012 by and between Cubic Energy, Inc., Tauren Exploration, Inc., EXCO Operating Company, LP and BG US Production Company, LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed October 9, 2012).

10.19	Cubic Energy, Inc. 2005 Stock Option Plan (filed as Exhibit D to the Company’s Definitive Schedule 14A filed with the SEC on December 12, 2005) +.

10.20	Amendment to Cubic Energy, Inc. 2005 Stock Option Plan effective as of May 7, 2010(filed as Exhibit 10.37 to the Company’s Form 10-K filed September 28, 2010) +.

10.21	Note Purchase Agreement (15.5% Senior Secured First Lien Notes due 2016), dated as of October 2, 2013, among the Company, each guarantor listed on Schedule I thereto, and each other guarantor from time to time party thereto, certain note purchasers, and Wilmington Trust National Association, as noteholder agent, the Company Collateral Agent, the New Asset Collateral Agent and the Old Asset Collateral Agent (each such terms, as defined therein) (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on October 3, 2013).

10.22	Form of Series A Note (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on October 3, 2013).

10.23	Form of Series B Note (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on October 3, 2013).

10.24

Amended and Restated Credit Agreement by and between Cubic Louisiana, LLC and Wells Fargo Energy Capital, Inc., dated as of October 2, 2013(filed as Exhibit 10.4 to the Registrant’s Form 8-K filed with the SEC on October 3, 2013).

10.25

Registration Rights Agreement, dated as of October 2, 2013, by and among Cubic Energy, Inc. and the Investors. (filed as Exhibit 10.5 to the Registrant’s Form 8-K filed with the SEC on October 3, 2013).

10.26	Investment Agreement, dated as of October 2, 2013, by and among Cubic Energy, Inc. and the Investors. (filed as Exhibit 10.6 to the Registrant’s Form 8-K filed with the SEC on October 3, 2013).

10.27

Warrant and Preferred Stock Agreement, dated as of October 2, 2013, by and among Cubic Energy, Inc. and the Investors. (filed as Exhibit 10.7 to the Registrant’s Form 8-K filed with the SEC on October 3, 2013).

10.28	Form of Class A Warrant (filed as Exhibit 10.8 to the Registrant’s Form 8-K filed with the SEC on October 3, 2013).

10.29	Form of Class B Warrant (filed as Exhibit 10.9 to the Registrant’s Form 8-K filed with the SEC on October 3, 2013).

10.30

Conversion and Preferred Stock Purchase Agreement, dated as of October 2, 2013, by and among Cubic Energy, Inc., Langtry Mineral & Development, LLC and Calvin A. Wallen, III (filed as Exhibit 10.10 to the Registrant’s Form 8-K filed with the SEC on October 3, 2013).

23.1	Consent of Philip Vogel & Co., PC*

23.2	Consent of NSAI*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Calvin A. Wallen, III*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Larry G. Badgley*

32.1	Section 1350 Certification of Calvin A. Wallen, III*

32.2	Section 1350 Certification of Larry G. Badgley*

99.1	NSAI Reserve Report summary letter*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

*                 Filed herewith

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