Form 10-Q
period 2013-09-30
CUBIC ENERGY INC
filed 2013-11-14
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2013

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

As of November 6, 2013, the registrant had 77,505,908 shares of common stock, $0.05 par value, outstanding.

Special note regarding Subsequent Events

The condensed financial statements included in this quarterly report on Form 10-Q do not give effect to the various transactions that were consummated on October 2, 2013, which was after the end of the quarter ended September 30, 2013. See Note G — Subsequent Events, in the Notes to Condensed Financial Statements included herein.

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

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended June 30, 2013 and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

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

PART I - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed balance sheet as of September 30, 2013, and the related condensed statements of operations and of cash flows of Cubic Energy, Inc. (Company) for the three-month periods ended September 30, 2013 and 2012, These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Cubic Energy, Inc. as of June 30, 2013, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated October 15, 2013, we expressed an unqualified opinion on those statements.

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC
Certified Public Accountants

Dallas, Texas

November 14, 2013

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

Item 1.  Financial Statements

	September 30,	June 30,
	2013 (unaudited)	2013 (audited)
Assets
Current assets:
Cash and cash equivalents	$182,038	$260,576
Accounts receivable - trade	478,252	586,174
Due from affiliate	21,271	1,678
Other prepaid expenses	74,758	156,892
Total current assets	756,319	1,005,320
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	33,849,723	33,828,079
Unproven properties	—	—
Office and other equipment	30,227	30,227
Property and equipment, at cost	33,879,950	33,858,306
Less accumulated depreciation, depletion and amortization	19,825,934	19,134,081
Property and equipment, net	14,054,016	14,724,225
Other assets:
Acquisition costs - deposit and extension fees	4,700,000	2,300,000
Total other assets	4,700,000	2,300,000
	$19,510,335	$18,029,545
Liabilities and stockholders’ equity
Current liabilities:
Notes payable - WFEC - term note	$5,000,000	$5,000,000
Notes payable - WFEC - revolver	20,865,110	20,865,110
Notes payable - due to affiliate	2,000,000	2,000,000
Due to affiliates	4,528,299	2,000,000
Accounts payable and accrued expenses	2,880,559	1,331,609
Total current liabilities	35,273,968	31,196,719
Stockholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares;
Series A - 8% preferred stock,$100 stated value, redeemable at $120 and covertible at $1.20 per common share, authorized 165,000 shares, 120,468 shares issued and outstanding at September 30, 2013, and 118,113 issued and outstanding at June 30, 2013	$1,205	$1,181
Additional paid-in capital	12,045,595	11,810,119
Common stock - $.05 par value; authorized 200,000,000 shares; issued and outstanding 77,505,908 shares at September 30, 2013 and 77,360,908 shares at June 30, 2013	3,871,670	3,868,047
Additional paid-in capital	56,927,219	56,910,545
Retained earnings’ (deficit)	(88,609,322)	(85,757,066)
Total stockholders’ equity	$(15,763,633)	(13,167,174)
Total liabilities and stockholders’ equity	$19,510,335	$18,029,545

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	September 30,
	2013	2012
Revenues:
Oil and gas sales	$866,702	$1,003,660
Total revenues	$866,702	$1,003,660
Costs and expenses:
Oil and gas production, operating and development costs	315,628	799,528
General and administrative expenses	1,207,827	529,947
Depreciation, depletion and non-loan-related amortization	691,853	953,490
Total costs and expenses	2,215,308	2,282,965
Operating income (loss)	(1,348,606)	(1,279,305)
Non-operating income (expense):
Other income	9	19
Interest expense, including amortization of loan discount	(1,260,659)	(483,599)
Amortization of loan costs	—	—
Total non-operating income (expense)	(1,260,650)	(483,580)
Loss from operations before income taxes	(2,609,256)	(1,762,885)
Provision for income taxes	—	—
Net loss	$(2,609,256)	$(1,762,885)
Dividends on preferred shares	(243,000)	(224,400)
Net loss available to common shareholders	(2,852,256)	(1,987,285)
Net loss per common share - basic and diluted	$(0.04)	$(0.03)
Weighted average common shares outstanding	77,431,832	77,215,908

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net (loss)	$(2,609,256)	$(1,762,885)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	691,853	953,489
Stock and stock options issued for compensation	20,298	13,025
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	107,922	76,298
(Increase) decrease in other prepaid expenses	82,134	(26,123)
Increase (decrease) in accounts payable and accrued liabilities	1,541,449	687,873
Increase (decrease) in due to affiliates	8,706	46,251
Net cash provided (used) by operating activities	(156,894)	(12,072)
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(21,644)	(155,184)
Increase (decrease) in capital portion of due to affiliates	—	1,759
Deposit on acquisition	(2,400,000)	—
Net cash provided (used) by investing activities	(2,421,644)	(153,425)
Cash flows from financing activities:
Advance from affiliates	2,500,000	—
Net cash provided (used) by financing activities	2,500,000	—
Net increase (decrease) in cash and cash equivalents	$(78,538)	$(165,497)
Cash and cash equivalents:
Beginning of period	260,576	275,527
End of period	$182,038	$110,030
Other information:
Cash interest paid on debt	$342,270	$150,606
Non-cash investing and financing activities:
Increase in prepaid drilling credit for acquisition and development of oil and gas properties	$—	$562,325
Preferred stock dividends accrued	$243,000	$224,400
Conversion of accrued dividend to Preferred Stock	$235,500	$—

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(Unaudited)

Note A — Organization

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

Following the end of the quarter ended September 30, 2013, the Company entered into various financing and acquisition transactions more fully described in Note G — Subsequent Events, which are referred to herein as the “Recent Transactions”. The accompanying financial statements do not give effect to the Recent Transactions.

Note B — Summary of Significant Account Policies:

Basis of presentation

The accounting policies followed by the Company are set forth in the Company’s notes to the financial statements that are a part of its Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of September 30, 2013, and for the three-month periods ended September 30, 2013, and 2012, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

Potential dilutive securities (e.g., preferred stock, stock options and warrants and convertible debt) have been considered, but because the Company reported net losses in the three-month periods ended September 30, 2013 and 2012, their effects would be anti-dilutive. The weighted average number of common shares outstanding was 77,431,832 and 77,215,908 for the quarters ended September 30, 2013 and 2012, respectively.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(Unaudited)

Note C — Stockholders’ Equity:

Stock issuance

In connection with the following common stock issuances, the Company entered into Subscription and Registration Rights Agreements (“Subscription Agreements”) with certain investors. Pursuant to the Subscription Agreements, there are warrants exercisable into 787,294 shares of common stock that remain outstanding and exercisable through July 31, 2014, at $0.8389 per share. With respect to certain of such issuances, the Company paid broker-dealer commissions in the aggregate amount of $59,500. Pursuant to the Subscription Agreements, the investors paid aggregate consideration of approximately $1,788,400, net of commissions, which has been used for working capital purposes.

On November 24, 2009, the Company entered into transactions with Tauren Exploration, Inc. (“Tauren”) and Langtry Mineral & Development, LLC (“Langtry”), both of which are entities controlled by Calvin Wallen III, the Chief Executive Officer of the Company, under which the Company acquired $30,952,810 in pre-paid drilling credits (the “Drilling Credits”) applicable towards the development of its Haynesville Shale rights in Northwest Louisiana through wells drilled by EXCO Operating Company, LP (“EXCO”) and/or BG US Production Company, LLC (“BG”). As consideration for the Drilling Credits, the Company (a) conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) issued to Langtry 10,350,000 shares of Company common stock and preferred stock with a stated value of $10,350,000, convertible into Company common stock at $1.20 per common share, with a five year conversion term. The preferred stock was entitled to cumulative dividends equal to 8% per annum, payable quarterly. As of September 30, 2013, the Company has issued 16,968 additional shares of preferred stock in lieu of dividends, 2,355 of which were issued during the quarter ended September 30, 2013.

Stock and option grants

On January 14, 2011, the Company granted stock options, under the 2005 Stock Option Plan (the “Plan”), for the purchase of an aggregate of 288,667 shares of Company common stock to its Chief Financial Officer, Larry G. Badgley.  These options have an exercise price of $1.20 per share and expire five years from their issue date.  One option, for the purchase of 15,667 shares, was fully vested upon grant.  The other option, for the purchase of 273,000 shares vested on October 1, 2012. We estimated the fair value of the options on the date of grant using the Black-Scholes valuation model to be $100,997.  There was no charge to compensation expense for the three month period ending September 30, 2013, and none since October 2012, at which time the option was fully vested.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(Unaudited)

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

The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. Information regarding activity for stock options under the Plan is as follows:

		Weighted-average	Weighted average	Aggregate
		exercise price per	remaining contractual	intrinsic
	Number of shares	share	term (years)	value
Outstanding, June 30, 2013	288,667	$1.20
Options granted	0	0
Options exercised	0	0
Options forfeited/expired	0	0

	288,667	1.20	2.0	$0.00

Exercisable, September 30, 2013	288,667	1.20	2.0	$0.00

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(Unaudited)

Note E — Notes Payable

March 2007 debt issue

On March 5, 2007, Cubic entered into a Credit Agreement with Wells Fargo Energy Capital, Inc. (“WFEC”) providing for a revolving credit facility of $20,000,000 (the “Revolving Note”) and a convertible term loan of $5,000,000 (the “Term Loan”; and together with the Revolving Note, the “Credit Facility”). The indebtedness bore interest at a fluctuating rate equal to the sum of the Wells Fargo Bank prime rate plus two percent (2%) per annum, was originally scheduled to mature on March 1, 2010, and was secured by substantially all of the assets of the Company.

Through various extensions and renewals, the Credit Facility was increased to total borrowings of $25,865,110 during the quarter ended September 30, 2013. As part of the loan costs related to the extensions and renewals WFEC received warrants at various times for a total 8,500,000 shares of common stock, all of which are now exercisable at $0.20 per share. We restructured this agreement as part of an overall capital refinancing of the Company following September 30, 2013. (see Note G — Subsequent Events).

December 2009 subordinated debt issue and refinancing

On December 18, 2009, the Company issued a subordinated promissory note payable to Calvin A. Wallen, III, (the “Wallen Note”) the Company’s Chairman of the Board and Chief Executive Officer, in the principal amount of $2,000,000 which was subordinated to all WFEC indebtedness. The Wallen Note bore interest at the prime rate plus one percent (1%), and originally provided for interest payable monthly. The proceeds of the Wallen Note were used to repay other indebtedness to the Company. The Wallen Note was converted into shares of a new series of preferred stock in conjunction with entering into the Recent Transactions (see Note G - Subsequent Events).

In addition an entity controlled by Mr. Wallen advanced the Company $2,000,000, as of June 30, 2013 to provide short-term working capital and an additional $2,500,000 during the quarter ended September 30, 2013 to provide additional deposits and fees paid for extensions needed to consummate the Recent Transactions. The Company did accrue costs associated with the advances from this affiliate totaling $896,667, which is included in interest expense for the quarter ended September 30, 2013.  These advances along with the additional costs accrued were re-paid pursuant to the Recent Transactions (see Note G - Subsequent Events).

Maturity of debt

Our debt to WFEC and the Wallen Note were current debts, as of September 30, 2013.

The Company recently entered into a Note Purchase Agreement dated October 2, 2013, pursuant to which the Company issued an aggregate of $66,000,000 of senior secured notes due October 2, 2016, to certain purchasers. Pursuant to the terms of the Credit Agreement with WFEC, the Company repaid the $5 million term loan payable to WFEC, and a newly formed subsidiary of the Company, Cubic Louisiana, LLC, (“Cubic Louisiana”), assumed the remaining unpaid debt to WFEC, which amount was $20,865,110 as of that date.  That debt is reflected in a term loan bearing interest at the Wells Fargo Bank prime rate, plus 2%, per annum. In the event that Cubic Louisiana does not have available cash to pay interest on the Credit Facility, accrued and unpaid interest will be paid in kind via an additional promissory note.  As part of the Credit Agreement, WFEC is providing a revolving credit facility in the amount of up to $10,000,000, bearing interest at the same rate, with all advances under that revolving credit facility to be made in the sole discretion of WFEC.

Mr. Wallen was issued 2,115 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $2,115,000, in exchange for the cancellation of the Wallen Note, including accrued and unpaid interest.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(Unaudited)

Note F — Related party transactions:

An affiliated company, Tauren Exploration, Inc. (“Tauren”), which is owned 100% by Mr. Wallen, owned working interests in certain of the wells in which the Company owns a working interest. As of September 30, 2013 and June 30, 2013, the Company owed Tauren $5,774 and $6,166, respectively, for miscellaneous capital expenditures and general and administrative expenses paid by Tauren on the Company’s behalf.

In addition, there are twenty-three wells in which the Company owns a working interest that are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by Mr. Wallen. As of September 30, 2013 and June 30, 2013, the Company owed Fossil $30,115 and $27,949 respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $51,386 and $28,897 respectively, for oil and gas sales.

Note G — Subsequent Events

On October 2, 2013, the Company consummated all of the following transactions, which are referred to herein, collectively, as the “Recent Transactions.” This date will be considered as the effective date for the purposes of recording the acquisitions and new operations on the books and records of Cubic.

Formation of New Subsidiaries

The Company approved the formation and capitalization of two new, wholly owned direct subsidiaries Cubic Asset Holding, LLC, and Cubic Louisiana Holding, LLC, and two new, wholly owned indirect subsidiaries Cubic Asset, LLC, a direct subsidiary of Cubic Asset Holding, LLC and Cubic Louisiana, LLC, a direct subsidiary of Cubic Louisiana Holding, LLC.

Senior Secured Notes Financing

The Company entered into a Note Purchase Agreement dated October 2, 2013, pursuant to which the Company issued an aggregate of $66.0 million of Notes due October 2, 2016 to certain purchasers (the “Investors”).  The Notes bear interest at the rate of 15.5% per annum, in cash, payable quarterly; provided, however, that interest for the first six months following the closing shall be paid 7.0% per annum in cash and 8.5% per annum in additional Notes.  The indebtedness under the Note Purchase Agreement is secured by substantially all of the assets of the Company, including a first priority lien over all of the assets of the Company, Cubic Asset and Cubic Asset Holding and a second priority lien over all of the assets of Cubic Louisiana and Cubic Louisiana Holding.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(Unaudited)

Issuance of Warrants and Series C Preferred Stock

Pursuant to the terms of a Warrant and Preferred Stock Agreement, dated as of October 2, 2013, and in connection with the issuance and sale of the Notes under the Note Purchase Agreement, the Company issued certain warrants and shares of Series C Voting Preferred Stock, par value $0.01 per share, to the Investors.  The Company issued warrants exercisable for (a) an aggregate of 65,834,549 shares of Common Stock, at an exercise price of $0.01 per share (the “Class A Warrants”), and (b) an aggregate of 32,917,275 shares of Common Stock, at an exercise price of $0.50 per share (the “Class B Warrants”, and together with the Class A Warrants, the “Warrants”).

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(Unaudited)

Wells Fargo Debt Restructuring

Cubic Louisiana and WFEC entered into a Credit Agreement dated October 2, 2013.  In conjunction with entering into the Credit Agreement, the Company assigned all of its previously held oil and gas interests that it held in Northwest Louisiana to Cubic Louisiana.  Pursuant to the terms of the Credit Agreement, the Company repaid the $5 million term loan payable to WFEC, and Cubic Louisiana assumed the remaining unpaid debt to WFEC, which amount was $20,865,110 as of that date.  That debt is reflected in a term loan bearing interest at the higher of (i) the Wells Fargo Bank prime rate, plus 2%, per annum and (ii) the Federal Funds Rate, plus 1%, per annum.  In the event that Cubic Louisiana does not have available cash to pay interest on the Credit Facility, accrued and unpaid interest will be paid in kind via an additional promissory note.  As part of the Credit Agreement, WFEC is providing a revolving credit facility in the amount of up to $10,000,000, bearing interest at the same rate, with all advances under that revolving credit facility to be made in the sole discretion of WFEC.  The indebtedness to WFEC pursuant to the Credit Agreement is secured by a first priority lien over all of the assets of Cubic Louisiana and Cubic Louisiana Holdings.  The other oil and gas properties of Cubic and its other subsidiaries, including the assets acquired from Gastar, Navasota and Tauren, as described below, do not secure the indebtedness under the Credit Agreement.

Conversion of Wallen Note and Series A Convertible Preferred Stock into Series B Convertible Preferred Stock

The Company entered into and consummated the transactions contemplated by a Conversion and Preferred Stock Purchase Agreement dated as of October 2, 2013 with Mr. Wallen and Langtry.  Pursuant to the terms of the Conversion Agreement, (a) Langtry was issued 12,047 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $12,047,000, in exchange for the cancellation of all of the issued and outstanding shares of Series A Convertible Preferred Stock held by Langtry and (b) Mr. Wallen was issued 2,115 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $2,115,000, in exchange for the cancellation of the Wallen Note.

The Series B Convertible Preferred Stock is entitled to dividends at a rate of 9.5% per annum and, subject to certain limitations, is convertible into Common Stock at an initial conversion price of $0.50 per share of Common Stock. The holders of the Series B Convertible Preferred Stock are entitled to vote (on an as-converted basis), together with holders of Common Stock, as a single class with respect to all matters presented to holders of Common Stock.

Acquisition of Properties from Gastar

The Company consummated the transactions contemplated by the Purchase and Sale Agreement dated as of April 19, 2013 (the “Gastar Agreement”), with Gastar Exploration Texas, LP (“GETLP”) and Gastar Exploration USA, Inc.  Pursuant to the Gastar Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The acquired properties include approximately 17,400 net acres of leasehold interests.  The acquisition price paid by the Company at closing was $39,118,830, following various adjustments set forth in the Gastar Agreement, and including the various deposits paid prior to the closing date.  For purposes of allocating revenues and expenses and capital costs between GETLP and Cubic, such amounts were netted effective January 1, 2013 and will be recorded as an adjustment to the purchase price.

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(Unaudited)

Acquisition of Properties from Navasota

On September 27, 2013, the Company entered into a Purchase and Sale Agreement (the “Navasota Agreement”) with Navasota Resources, Ltd. LLP (“Navasota”).  On October 2, 2013, pursuant to the Navasota Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The leasehold interests acquired from Navasota generally consist of additional fractional interests in the properties acquired pursuant to the Gastar Agreement, comprising approximately 6,400 net acres.  The acquisition price paid by the Company was $19,400,000.

Acquisition of Properties from Tauren

The Company entered into and consummated a Purchase and Sale Agreement dated as of October 2, 2013 (the “Tauren Agreement”) with Tauren.  Pursuant to the Tauren Agreement, the Company acquired well bores, proven reserves, oil & natural gas production and undeveloped leasehold interests in the Cotton Valley formation in DeSoto and Caddo Parishes, Louisiana.  The acquired properties include approximately 5,600 net acres of leasehold interests.  The acquisition price paid by the Company was $4,000,000 in cash and 2,000 shares of the Company’s Series B Convertible Preferred Stock with an aggregate stated value of $2,000,000.  The Tauren Agreement was unanimously approved by the Company’s board of directors, excluding Mr. Wallen.  In addition, the Company obtained an opinion from Blackbriar Advisors, LLC, which concluded that the terms of the Tauren Agreement were fair, from a financial perspective, to the Company.

Note H — Liquidity

The Company incurred a net loss of $6,851,518 during the year ended June 30, 2013, and as of that date, the Company’s current liabilities exceeded its current assets by $30,191,399 and its total liabilities exceeded its total assets by $13,167,174. The Company incurred a net loss available to common shareholders of $2,852,256 during the three months ended September 30, 2013, and as of that date, the Company’s current liabilities exceeded its current assets by $34,517,649.

Following consummation of the Recent Transactions, approximately $21,000,000 is available for capital expenditures and working capital for operations. Management believes cash on hand following the Recent Transactions discussed in Note G-Subsequent Events, cash that may be made available from WFEC, along with cash flows from operations, will be sufficient to fund operations for the next 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three months ended September 30, 2013 and 2012 should be read in conjunction with our condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2013.

Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. These statements do not give effect to the Recent Transactions that occurred on October 2, 2013.

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

Legacy Texas Acreage

Prior to the Recent Transactions, and as of September 30, 2013, our Texas properties were situated in Eastland and Callahan Counties. These Texas properties consist primarily of wells acquired in several transactions between 1991 and 2002 and through overriding royalty interests reserved in farm-out agreements in 1998 and 1999. These wells produce limited amounts of natural gas and oil condensate.

Results of Operations

	Three months ended
	September 30,
	2013	2012
Production Volumes:
Oil (Bbl)	141	111
Natural gas liquids (gallons)	20,651	6,389
Natural gas (Mcf)	243,844	353,540
Total (Mcfe)	247,639	355,118

Weighted Average Sales Prices:
Oil (per Bbl)	$103.22	$88.04
Natural gas liquids (per gallon)	$1.04	$1.36
Natural gas (per Mcf)	$3.41	$2.79

Selected Expenses per Mcfe:
Production costs	$0.60	$0.61
Workover expenses (non-recurring)	$—	$—
Severance taxes	$0.08	$0.39
Other revenue deductions	$0.60	$1.25
Total lease operating expenses	$1.27	$2.25
General and administrative expenses	$4.88	$1.49
Depreciation, depletion and amortization	$2.79	$2.68

Revenues

OIL AND GAS SALES decreased 14% to $866,702 for the quarter ended September 30, 2013 from $1,003,660 for the quarter ended September 30, 2012 primarily due to a decrease in natural gas production during the 2013 quarter versus the 2012 quarter, which was slightly offset by the increase in the weighted average natural gas price we received in the 2013 quarter, which was $3.41 per Mcf, versus $2.79 per Mcf in the 2012 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) decreased 61% to $315,628 (36% of oil and gas sales) for the 2013 quarter from $799,528 (80% of oil and gas sales) for the 2012 quarter.  This decrease is primarily due to no new wells coming online during the three month period ended September 30, 2013. Lease operating expenses during the 2012 quarter included $262,992 for transportation and pipeline fees for the two new EXCO wells that went online during fiscal 2012 and $219,942 in natural gas production taxes due to the State of Louisiana’s two-year abatement period ending during fiscal 2011.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”) increased 128% to $1,207,827 for the 2013 quarter from $529,947 in the 2012 quarter primarily as a result of increases of $341,903 in legal fees, $308,497 in contracted landmen, professional services, consulting and reserve reports, and $9,492 in travel expenses all related to the Recent Transactions (see Note G — Subsequent Events).

DEPRECIATION, DEPLETION AND NON-LOAN RELATED AMORTIZATION (“DD&A”) decreased 27% to $691,853 in the 2013 quarter from $953,490 in the 2012 quarter primarily due to no new wells on line. No impairment loss was recognized during the quarters ended September 30, 2013 or 2012.

INTEREST EXPENSE  increased 160% to $1,260,659 in the 2013 quarter from $483,599 in the 2012 quarter primarily due to the accrual of costs associated with the advances from affiliates discussed in Note E — Notes Payable.

Capital Resources and Liquidity

Working Capital

The Company’s working capital deficit increased to $34,517,649 at September 30, 2013 from $30,191,399 at June 30, 2013, primarily due to an increase in accounts payable related to the Recent Transactions.

The Company recently entered into a Note Purchase Agreement dated October 2, 2013, pursuant to which the Company issued an aggregate of $66,000,000 of senior secured notes due October 2, 2016, to certain purchasers. Pursuant to the terms of the Credit Agreement with WFEC, the Company repaid the $5 million term loan, and Cubic Louisiana assumed the remaining unpaid debt to WFEC, which amount was $20,865,110 as of that date.  That debt is reflected in a term loan bearing interest at the Wells Fargo Bank prime rate, plus 2%, per annum. In the event that Cubic Louisiana does not have available cash to pay interest on the debt under the Credit Agreement, accrued and unpaid interest will be paid in kind via an additional promissory note.  As part of the Credit Agreement, WFEC is providing a revolving credit facility in the amount of up to $10,000,000, bearing interest at the same rate, with all advances under that revolving credit facility to be made in the sole discretion of WFEC. As part of the Recent Transactions, the Company entered into a Call Option Structured Derivative that provided the Company approximately $35,000,000 and together with the proceeds from the issuance of the senior secured notes, a total of $101,000,000. These funds, net of amounts paid for the acquisition of the assets from Gastar, Navasota and Tauren, the repayment of the term loan payable to WFEC and various expenses relating to the Recent Transactions, are available for capital expenditures and working capital for operations.

Mr. Wallen was issued 2,115 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $2,115,000, in exchange for the cancellation of a promissory note payable to Mr. Wallen in the principal amount of $2,000,000, plus $114,986 of accrued and unpaid interest.

The majority of our oil and gas reserves are undeveloped. As such, recovery of the Company’s future undeveloped proved reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures ranging from a minimum of approximately $10,000,000 and a maximum of approximately $20,000,000 will be made to further develop these reserves during fiscal 2014. Moreover, additional capital expenditures may be required for exploratory drilling on our undeveloped acreage. The Company may increase its planned activities for fiscal 2014, if the Company acquires additional oil or natural gas properties. The Company has little or no control with respect to the timing of any third party operators drilling wells on acreage in which the Company has a working interest or the timing of drilling expenses incurred. Additional capital expenditures may be required for exploratory drilling on our undeveloped acreage.

No assurance can be given that all or any of these anticipated or possible capital expenditures will be completed as currently anticipated.  Any material acquisition of additional leaseholds would require that we obtain additional capital resources.

The Company plans to fund its development and exploratory activities through cash on hand, cash provided from operations, and recently secured funds in the Recent Transactions, a possible disposition of assets, if needed, or other transactions.

As future cash flows, the availability of borrowings, and the ability to consummate any of the aforementioned potential transactions are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company’s success in developing and producing new reserves, the uncertainty of financial markets and joint venture and merger and acquisition activity, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company’s development and exploration program, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s development and exploratory activities. With funds generated through existing wells and cash on hand, we expect to be able to continue to pay our expenses as they come due.

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

Cash Flow

Our net decrease in cash and cash equivalents is summarized as follows:

	Three months ended
	September 30,
	2013	2012
Net cash provided (used) by operating activities	$(156,894)	$(12,072)
Net cash provided (used) by investing activities	(2,421,644)	(153,425)
Net cash provided (used) by financing activities	2,500,000	—
Net increase (decrease) in cash and cash equivalents	$(78,538)	$(165,497)

Operating Activities — During the quarter ended September 30, 2013, the Company used cash flows from operating activities of $156,894 as compared to $12,072 in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The primary driver of cash used in investing activities is capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the quarter ended September 30, 2013, we used net cash of $2,421,644, which included $2,300,000 for deposits on the Gastar acquisition in investing activities. For the quarter ended September 30, 2012, we used net cash of $153,425 in investing activities.

Financing Activities — Net cash flows provided by financing activities were $2,500,000 and $0 in the quarters ended September 30, 2013 and 2012, respectively. During the 2013 quarter, we received additional advances from an affiliate.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

We are subject to price fluctuations for natural gas and crude oil. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Reductions in crude oil, natural gas and natural gas liquids prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. Any reduction in reserves, including reductions due to price fluctuations, can adversely affect our liquidity and our ability to obtain capital for refinancing of our debt obligations and our acquisition and development activities. Through the quarter ended September 30, 2013, we had not entered into futures contracts or other hedging agreements to manage the commodity price risk for a portion of our production.

Interest Rate Risk

As of September 30, 2013, we had an aggregate of $27,865,110 of current debt outstanding under our Credit Facility and the Wallen Note. The Credit Facility bore interest at the prime rate plus 2.0% and the Wallen Note bore interest at the prime rate plus 1%, respectively. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned borrowings outstanding at September 30, 2013, a 100 basis point change in interest rates would change our annual interest expense by approximately $278,000. We had no interest rate derivatives during the first quarter of fiscal 2013.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

A lawsuit was filed on or about June 15, 2010, styled, “Gloria’s Ranch, LLC v. Tauren Exploration, Inc., Cubic Energy, Inc., Wells Fargo Energy Capital, Inc. & EXCO USA Asset, LLC”, filed in the 1st Judicial District Court, Caddo Parish, Louisiana, Cause No. 541-768, A.  This lawsuit alleges that all or part of the Gloria’s Ranch mineral lease has lapsed, and seeks a finding that the mineral lease has lapsed, damages, attorney fees, and other equitable relief. This lawsuit would have a material effect, of a maximum of 17%, on the acreage position of the Company, as of September 30, 2013 and without giving effect to the acquisitions that were part of the Recent Transactions,, if ultimately adjudicated entirely in favor of the mineral owner. The Company intends to vigorously defend its position and believes it will prevail regarding a majority, if not all, of the acreage at issue in this lawsuit.

We are party to lawsuits arising in the normal course of business. We intend to defend these actions vigorously and believe, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to our financial position or results of operations. The majority of our acreage is in Texas and Northwest Louisiana and the legal climate in Texas and Northwest Louisiana has become increasingly hostile and litigious towards oil and gas companies. Many mineral owners are seeking opportunities to make additional money from their mineral rights, including pursuit of claims of lease expiration by asserting that production does not exist in paying quantities. In the normal course of our business, title defects and lease issues of varying degrees will arise, and, if practicable, reasonable efforts will be made to cure any such defects and issues.

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

CUBIC ENERGY, INC.
(Registrant)

Date: November 14, 2013	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: November 14, 2013	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)