Form 10-K/A
period 2013-06-30
CUBIC ENERGY INC
filed 2014-03-17
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

ANNUAL REPORT

FORM 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K/A amends and restates the original filing of the Annual Report filed October 15, 2013.

Special note regarding forward-looking statements

This annual report on Form 10-K contains forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. These forward-looking statements relate to, among other things, the following: our future financial and operating performance and results; our business strategy; market prices; and our plans and forecasts.

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

Hedging Transaction

We, through our subsidiary Cubic Asset, entered into a Call Option Structured Derivative contract with a third party that resulted in an upfront volumetric production payment (“VPP”), at closing of approximately $35,000,000, through the sale of calls.  Under the terms of the VPP, Cubic sold calls to the third party (i) covering approximately 556,000 barrels of oil at a price set between $80 per barrel and $90 per barrel, and (ii) covering approximately 51.3 million Mcf of gas at a price set at $3.65 per Mcf for the 2013 calendar year, $3.90 per Mcf for the 2014 calendar year, and a to be determined price for calendar years 2015 through 2018. The scheduled volumes under the VPP relate to production months from October 2013 through December 2018 and are to be delivered to, or sold on behalf of the third party free of all costs associated with the production and development of the underlying properties. Once the scheduled volumes have been delivered, the commitment will terminate.  We retained the obligation to prudently operate and produce the properties during the term of the VPP, and the third party assumed all risks related to the adequacy of the associated reserves to fully recoup the scheduled volumes and also assumed all risks associated with product price decreases.  We are subject to all risks associated with product price increases above the specified call prices.  As a result, the VPP will be accounted for as deferred revenues, with the sales proceeds being deferred and amortized into oil and gas sales as the scheduled volumes are produced.

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

Acquisition of Properties from Gastar

The Company consummated the transactions contemplated by the previously announced Purchase and Sale Agreement dated as of April 19, 2013 (the “Gastar Agreement”) with Gastar Exploration Texas, LP (“Gastar”) and Gastar Exploration USA, Inc.  Pursuant to the Gastar Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The acquired properties include approximately 17,400 net acres of leasehold interests.  The acquisition price paid by the Company at closing was $39,118,830, following various adjustments set forth in the Gastar Agreement, and including the various deposits paid prior to the closing date.  For purposes of allocating revenues and expenses and capital costs between Gastar and Cubic, such amounts were netted effective January 1, 2013 and will be recorded as an adjustment to the purchase price.

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

On March 5, 2007, Cubic entered into a Credit Agreement with WFEC providing for a revolving credit facility of $20,000,000 and a convertible term loan of $5,000,000 (the “Credit Facility”). In connection with entering into the Credit Facility, the Company issued to WFEC warrants, with five-year expirations, for the purchase of up to 2,500,000 shares of Company common stock at an original exercise price of $1.00 per share. On December 18, 2009, the Company entered into a Second Amendment to Credit Agreement with WFEC, providing for a revolving credit facility of up to $40,000,000 subject to borrowing base limits and a convertible term loan of $5,000,000 (the “Amended Credit Agreement”). Subsequently, we issued to WFEC additional warrants for the purchase of up to 1,000,000 shares of our common stock, at an original exercise price of $1.00 per share. In connection with entering into the Amended Credit Agreement, the Company issued to WFEC additional warrants, expiring on December 1, 2014, for the purchase of up to 5,000,000 shares of Company common stock at an exercise price of $1.00 per share, and extended the expiration date of the warrants to purchase 3,500,000 shares of Company common stock that were previously issued to WFEC to December 1, 2017. In connection with the amendment, warrants held by WFEC, which are convertible into 8.5 million shares of the Company’s common stock, were modified to provide for an exercise price of $0.20 per share and a termination date of December 1, 2017.

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

PRINCIPAL OIL AND GAS PROPERTIES

The following table summarizes certain information with respect to our principal areas of operation at June 30, 2013:

		Natural		Total Gas	Estimated
	Oil	Gas Liquids	Gas	Equivalent	Future Net	10%
Category	(Bbls)	(Bbls)	(Mcf)	(Mcfe)	Cash Flows	Discount
Proved Producing	1,835	11,205	4,899,388	4,977,698	$8,852,800	$6,075,300
Proved Non-Producing	—	—	—	—	—	—
Proved Developed Reserves	1,835	11,205	4,899,388	4,977,698	$8,852,800	$6,075,300
Proved Undeveloped	393,673	1,624,269	28,092,172	40,199,824	79,982,200	$32,972,500
Total Proved Reserves	395,508	1,635,474	32,991,560	45,177,522	$88,835,000	$39,047,800

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

Our net production for the fiscal year ended June 30, 2013 for all of the Company’s wells averaged approximately 3,127 Mcf of natural gas per day, 2 barrels of oil per day and 7 barrels of natural gas liquids per day as compared to approximately 6,149 Mcf of natural gas per day, 3 barrels of oil per day and 3.5 barrels of natural gas liquids per day in the fiscal year ended June 30, 2012.

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

Price Considerations

Natural gas and NGL prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMbtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX (“NYMEX-Henry Hub”). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2013 was $3.21 as compared to $3.01 in fiscal 2012. The average NGL price per barrel received by us in fiscal 2013 was $41.16 compared to $66.78 in fiscal 2012. Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil (“NYMEX-WTI”). The average crude oil price per barrel received by us in fiscal 2013 was $90.00 as compared to $93.25 in fiscal 2012.

OIL AND GAS RESERVES

The following tables set forth our proved developed and proved undeveloped reserves at June 30, 2013, the estimated future net cash flows from such proved reserves and the Standardized Measure of Discounted Future Net Cash Flows attributable to our proved reserves at June 30, 2013, 2012 and 2011:

	At June 30,
	2013	2012	2011
Proved Developed Reserves:
Oil (Bbl)	1,835	443	1,199
Natural Gas Liquids (Bbl)	11,205	35	—
Gas (Mcf)	4,899,388	3,982,265	6,634,236
Mcfe	4,977,698	3,985,203	6,641,429
Estimated future net cash flows (before income tax)	$8,852,800	$6,827,246	$23,523,649
Standardized Measure (1)	$6,075,300	$5,504,209	$18,418,254

Proved Undeveloped Reserves:
Oil (Bbl)	393,673	427,190	—
Natural Gas Liquids (Bbl)	1,624,269	1,313,531	—
Gas (Mcf)	28,092,172	19,357,720	51,057,850
Mcfe	40,199,824	29,802,000	51,057,850
Estimated future net cash flows (before income tax)	$79,982,200	$62,895,890	$63,411,720
Standardized Measure (1)	$32,972,500	$24,472,000	$28,492,490

Total Proved Reserves:
Oil (Bbl)	395,508	427,633	1,199
Natural Gas Liquids (Bbl)	1,635,474	1,313,566	—
Gas (Mcf)	32,991,560	23,339,985	57,692,086
Mcfe	45,177,522	33,787,203	57,699,279
Estimated future net cash flows (before income tax)	$88,835,000	$69,723,136	$86,935,369
Standardized Measure (1)	$39,047,800	$29,976,209	$46,910,744

Average price used to calculate reserves:
Oil (Bbl)	$85.13	$96.59	$87.24
Natural Gas Liquids (Bbl)	$54.99	$47.46	$65.94
Gas (Mcf)	$3.62	$3.25	$4.53

(1)    The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value (using an annual discount rate of 10%) of estimated future net cash flows from the production of proved reserves, without giving effect to the future income tax expense. In accordance with guidelines of the SEC, prices used in this report are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period July 2012 through June 2013.See “Note J - Oil and gas reserves information (unaudited)” in the Notes to the Financial Statements of the Company included elsewhere in this Report for additional information regarding the disclosure of the Standardized Measure information in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 932, Extractive Activities — Oil and Gas.

All reserve information is calculated on our acreage in West Texas and Northwest Louisiana. Subsequent to June 30, 2012, we experienced an increase of approximately 35% in proved undeveloped reserves, measured on an Mcfe basis.  This increase was primarily the result of revised reservoir engineering data.  In addition, we experienced an increase in prices received for our production of gas and NGLs.  As a result of these increases, we experienced an increase in the Standardized Measure of approximately 35%.

During the year ended June 30, 2013, our only investments to convert proved undeveloped reserved to proved developed reserves were the result of payments required to be made by us to the operators of wells in which we have interests.  During the year ended June 30, 2013, we were not the operator of any of the properties in which we had an interest.  As a result of depressed gas prices, there was no new drilling activity during this fiscal year.

The information set forth in this Annual Report relating to our proved reserves, estimated future net cash flows and present values is taken from reports prepared by Netherland, Sewell & Associates, Inc. (“NSAI”) for the fiscal year 2013 and relied on the previous firms reserve reports. This information for fiscal 2012 was provided by NPC Engineering Group, LLC (“NPC-ENG”) and in fiscal 2011 was provided by Cambrian Consultants America, Inc., d/b/a RPS (“RPS”), all are independent petroleum engineering firms. The reservoir engineer at NSAI, and previously NPC-ENG, and RPS, respectively, who oversaw the preparation of the reserve estimates for NSAI’s firm has a Master’s of Science Degree and is licensed Professional Engineer in the State of Texas. The persons from the two previous firms each had a Master’s of Science Degree and is certified by the State of Texas Professional Geologists as a Licensed Geologist and has more than thirty years of experience in the upstream oil and gas industry. The estimates of these independent petroleum engineering firms were based upon review of production histories and other geological, economic, ownership and engineering data provided by the Company. Information with respect to our reserves in Texas as of June 30, 2013, 2012 and 2011 was prepared in-house, was not reviewed by an independent engineering firm, and due to the immaterial size was not reported in our reserve report for the period ended June 30, 2013, 2012 and 2011. Our internal geologist has a Master’s of Science Degree in Geology, is an American Association of Petroleum Geologists’ Certified Petroleum Geologist and has twenty-nine years of experience in the upstream oil and gas industry.

In accordance with guidelines of the SEC, prices used in this report for purposes of calculating the Standardized Measure are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period July 2012 through June 2013.  For oil and NGL volumes, the average West Texas Intermediate posted price of $88.13 per barrel is adjusted by field for quality, transportation fees, and a regional price differential.  For gas volumes, the average Henry Hub spot price of $3.444 per MMBTU is adjusted by field for energy content, transportation fees, and a regional price differential.  All prices are held constant throughout the lives of the properties.  For the proved reserves, the average adjusted product prices weighted by production over the remaining lives of the properties are $85.13 per barrel of oil, $54.99 per barrel of NGL, and $3.618 per MCF of gas, but such costs do not include debt service or general and administrative expenses.

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

NET PRODUCTION, SALES PRICES AND COSTS

The following table presents certain information with respect to production, prices and costs attributable to all oil and gas property interests owned by us for the fiscal years ended June 30, 2013, 2012 and 2011:

	Year Ended June 30,
	2013	2012	2011
Production Volumes:
Oil (Bbl)	863	1,100	1,444
Natural gas liquids (Bbls)	2,525	1,277	1,262
Natural gas (Mcf)	1,141,474	2,244,315	1,481,430
Total oil, natural gas liquids, and natural gas (Mcfe)	1,161,802	2,258,577	1,497,666

Weighted Average Sales Prices:
Oil (per Bbl)	$90.00	$93.25	$83.13
Natural gas liquids (per Bbl)	$41.16	$66.78	$67.20
Natural gas (per Mcf)	$3.21	$3.01	$4.00

Selected Expenses per Mcfe:
Production costs	$0.65	$0.43	$0.60
Workover expenses (non-recurring)	$0.04	$0.07	$0.01
Severance taxes	$0.16	$(0.06)	$0.07
Other revenue deductions	$0.76	$0.43	$0.56
Total lease operating expenses	$1.61	$0.87	$1.24
General and administrative expenses	$2.01	$1.58	$2.11
Depreciation, depletion and amortization	$2.80	$2.70	$2.48

We had one field that exceeded 15% of our total Proved Reserves as of June 30, 2013 and 2012. Our Johnson Branch field represented approximately 95% of our total Proved Reserves. We had two fields that exceeded 15% of our total Proved Reserves as of June 30, 2011. Our Bethany Longstreet and Johnson Branch fields represented approximately 23% and 73% of our total Proved Reserves, respectively.

The following table sets forth our production quantities, by final product sold, for each field that contains 15% or more of our total proved reserves.

Louisiana

	Year Ended June 30,
	2013	2012	2011
Johnson Branch field
Oil (Bbl)	223	629	916
Average price per (Bbl)	$88.47	$96.94	$81.77

Natural gas production (Mcf)	649,132	1,271,948	462,088
Average price per (Mcf)	$3.20	$2.91	$3.99

NGL’s per (Bbl)	1,048	1,277	1,262
Average price per (Mcf)	$55.77	$66.78	$67.40
Average production cost per (Mcfe)
(excluding severance and ad valorem taxes)	$1.58	$0.69	$1.59

Bethany Longstreet field
Oil (Bbl)			191
Average price per (Bbl)			$81.94

Natural gas production (Mcf)			838,578
Average price per (Mcf)			$2.20

NGL’s per (Bbl)			—
Average price per (Mcf)			$—
Average production cost per (Mcfe)
(excluding severance and ad valorem taxes)			$.89

PRODUCTIVE WELLS AND ACREAGE

Productive Wells

The following table sets forth our productive wells at June 30, 2013:

Oil		Gas		Total
Gross	Net	Gross	Net	Gross	Net
—	—	— 64	— 13.41	64	13.41

We had no oil wells at June 30, 2013. The oil we produced during fiscal 2013 was a by-product of our gas wells. The Company had 3 new wells drilled and completed during fiscal 2013; however our working interest on all 3 new wells combined was less than 8%, so that small percentage increase and the gain of some newly acquired acreage caused our net well number to decline.

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage at June 30, 2013. The only undeveloped leasehold acreage is made up of alternate unit well sites that are part of our future drilling plan and currently have at least one well drilled and completed, so all of our acreage is held-by-production. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

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

The Company engaged in a Cotton Valley vertical drilling program on its Northwest Louisiana acreage during 2005 through 2009.  In the last 24 months, it has been shown that a more economical way to exploit the Cotton Valley in and around our Northwest Louisiana acreage is to drill and complete well bores directed horizontally.  Generally, each square mile unit, or section, is economically capable of eight horizontally developed Cotton Valley well bores.  Horizontal development of the Cotton Valley has achieved significantly higher ultimate recoveries of dry gas plus a good recovery of oil, while vertical development provides only a modest recovery of dry gas.  Therefore, our strategy with respect to development of our acreage in the Cotton Valley is through horizontal exploitation.

There is one vertical Cotton Valley well bore in each section, or a Haynesville well in that section operated by a third party.  Therefore, each section in which we hold an interest is considered to be developed.  Ultimately, the Company expects that there will be several Cotton Valley well bores drilled and completed horizontally in each of those sections.  All of our Northwest Louisiana acreage position, unit by unit, is held by the existence of a drilled well, and thus is considered developed.  However, the development of different formations in each of these units, drilling multiple wells in certain formations in each unit, and employing horizontal completion techniques will allow for much greater future production and value from each of these units than has been seen to-date.

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

The present value of future net reserves discounted at 10% (the “PV-10”) of proved reserves referred to in this report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are based on an average price as of the first day of each month during the applicable 12 months. For oil volumes, the average West Texas Intermediate posted price of $88.13 per barrel is adjusted by field for quality, transportation fees, and a regional price differential.  For gas volumes, the average Henry Hub spot price of $3.45 per MMBTU is adjusted by field for energy content, transportation fees, and a regional price differential.  All prices are held constant throughout the lives of the properties.  For the proved reserves, the average adjusted product prices weighted by production over the remaining lives of the properties are $85.13 per barrel of oil, $55.02 per barrel of NGL, and $3.62 per Mcf of gas.  Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general.

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

Summary Operating, Reserve and Other Data

The following table presents an unaudited summary of certain operating and oil and natural gas reserve data, and non-GAAP financial data for the periods indicated:

	Year ended June 30,
	2013	2012	2011	2010	2009
Operating Data:
Proved Reserves (Bcfe)	45.2	33.8	57.7	29.2	21.1
Production (Mcfe)	1,161,802	2,258,577	1,497,666	806,102	300,712
Producing wells at end of period, gross	64	60	58	40	43
Producing wells at end of period, net	13.41	13.52	13.47	11.81	21.44
Acreage, gross	13,123	13,123	13,239	13,594	14,466
Acreage, net	5,100	5,100	5,149	5,324	6,077

Production:
Oil (Bbl)	863	1,100	1,444	1,364	1,681
Natural gas (Mcf)	1,141,474	2,244,315	1,481,430	792,433	279,516
Natural gas liquids (Bbl)	2,525	1,277	1,262	915	1,852
Total oil, gas and liquids (Mcfe)	1,161,802	2,258,577	1,497,666	806,102	300,712
Average daily (Mcfe)	3,183	6,188	4,103	2,208	824

Weighted Average Sales Prices:
Oil (per Bbl)	$90.00	$93.25	$83.13	$73.18	$66.52
Natural gas (per Mcf)	$3.21	$3.01	$4.00	$4.21	$3.72
Natural gas liquids (per Bbl)	$41.16	$66.78	$67.20	$53.34	$42.84
Natural gas equivalent (per Mcfe)	$3.31	$3.07	$4.10	$4.32	$6.18

Selected Expenses per Mcfe:
Production costs	$0.65	$0.43	$0.60	$1.27	$3.98
Workover expenses (non-recurring)	$0.04	$0.07	$0.01	$0.05	$0.12
Severance taxes	$0.16	$(0.06)	$0.07	$0.15	$0.20
Other revenue deductions	$0.76	$0.43	$0.56	$0.65	$0.27
Total lease operating expenses	$1.61	$0.87	$1.24	$2.12	$4.57
General and administrative expenses:
Non-cash stock-based compensation	$0.05	$0.10	$0.38	$0.49	$1.28
Other general and administrative	$1.96	$1.48	$1.72	$2.47	$5.17
Total general and administrative	$2.01	$1.58	$2.10	$2.96	$6.45
Depreciation, depletion and amortization	$2.80	$2.70	$2.48	$1.43	$2.55

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

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) decreased 5% to $1,872,186 (49% of oil and gas sales) for fiscal 2013 from $1,972,223 (28% of oil and gas sales) for fiscal 2012. This decrease was primarily due to a $95,618 decrease in other O&G deductions, which are costs passed-through to the Company by the purchaser of the Company’s gas. The increase as a percentage of oil and gas sales was primarily due to no credit received in fiscal 2012 for severance taxes.

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

As a result of the acquisitions of properties from Gastar, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The acquired properties include approximately 17,400 net acres of leasehold interests.  The acquisition price paid by the Company at closing was $39,118,830, following various adjustments set forth in the Gastar Agreement, and including the various deposits paid prior to the closing date.  For purposes of allocating revenues and expenses and capital costs between Gastar and Cubic, such amounts were netted effective January 1, 2013 and will be recorded as an adjustment to the purchase price.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table provides information concerning each of our directors as of October 8, 2013:

			Director
Name	Age	Position(s) Held with Cubic	Since
Calvin A. Wallen, III	58	Chairman of the Board, President and Chief Executive Officer	1997

Jon S. Ross	49	Corporate Secretary and Director	1998

Gene C. Howard	87	Director	1991

Bob L. Clements	70	Director	2004

David B. Brown	50	Director	2010

Paul R. Ferretti	66	Director	2010

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

		Percentage of Total Compensation

Name and	Fiscal			Option	All Other
Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
Calvin A. Wallen, III	2013	97.0%	0.0%	0.0%	3.0%	100.0%
Chairman of the Board,	2012	97.2%	0.0%	0.0%	2.8%	100.0%
President and Chief Executive Officer	2011	97.1%	0.0%	0.0%	2.9%	100.0%

Larry G. Badgley	2013	96.3%	0.0%	0.0%	3.7%	100.0%
Chief Financial Officer	2012	96.6%	0.0%	0.0%	3.4%	100.0%
	2011	59.8%	0.0%	38.0%	2.3%	100.0%

Jon S. Ross	2013	96.0%	0.0%	0.0%	4.0%	100.0%
Secretary and Director	2012	96.3%	0.0%	0.0%	3.7%	100.0%
	2011	96.2%	0.0%	0.0%	3.8%	100.0%

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

Name and	Fiscal			Option	All Other
Principal Position	Year	Salary	Bonus	Awards	Compensation (1)	Total
Calvin A. Wallen, III	2013	$191,667	$—	$—	$6,000	$197,667
Chairman of the Board,	2012	$208,333	$—	$—	$6,000	$214,333
President and Chief Executive Officer	2011	$200,000	$—	$—	$6,000	$206,000

Larry G. Badgley	2013	$156,975	$—	$—	$6,000	$162,975
Chief Financial Officer (2)	2012	$170,625	$—	$—	$6,000	$176,625
	2011	$159,100	$—	$100,997	$6,000	$266,097

Jon S. Ross	2013	$143,750	$—	$—	$6,000	$149,750
Secretary and Director	2012	$156,250	$—	$—	$6,000	$162,250
	2011	$150,000	$—	$—	$6,000	$156,000

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

			Approximate
	Number		Percent of
Name and Address	of Shares		Class (1)
5% Stockholders
Funds managed by Anchorage Capital Group, LLC 610 Broadway, 6th Floor, New York, NY 10012	74,811,987	(2)	49.1%
Funds managed by O-Cap Management, L.P. 600 Madison Ave., 14th Floor, New York, NY 10022	23,939,836	(2)	23.6%
William L. Bruggeman, Jr. 20 Anemone Circle, North Oaks, MN 55127	17,666,471	(3)	22.8%
Wells Fargo Energy Capital, Inc. 1000 Louisiana 9th Floor, Houston, TX 77002	8,900,000	(4)	10.3%

Named Executive Officers and Directors
Calvin A. Wallen, III 9870 Plano Road, Dallas, TX 75238	50,131,548	(5)	45.8%
Bob L. Clements 9870 Plano Road, Dallas, TX 75238	1,360,027	(6)	1.8%
Gene C. Howard 2402 East 29th St., Tulsa, OK 74114	1,020,180	(7)	1.3%
Jon S. Ross 9870 Plano Road, Dallas, TX 75238	433,000	(8)	*
Paul R. Ferretti 8 Edgewood Road, Yardley, PA 19067	183,507		*
David B. Brown 4823 Ellensburg Drive, Dallas, TX 75244	243,507		*
Larry G. Badgley 9870 Plano Road, Dallas, TX 75238	288,667	(9)	*

All officers and directors as a group (7 persons)	53,660,436		48.9%

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

(4)                                 Includes warrants to purchase 8,500,000 shares and 400,000 shares issuable upon conversion of the 200 shares of Series B Convertible Preferred Stock of the Company. The Series B Convertible Preferred Stock votes with the common stock, on an as-converted basis.

(5)                                 Includes: (a) 16,333,548 shares directly held by Mr. Wallen; (b) 500,000 shares held by Mr. Wallen’s spouse, (c) 674,000 shares held by certain children of Mr. Wallen; (d) 700,000 shares held by Tauren Exploration,

Inc., a corporation wholly owned by Mr. Wallen; (e) 3,600,000 shares issuable upon conversion of 1,800 shares of Series B Convertible Preferred Stock of the Company held by Tauren; (f) 24,094,000 shares issuable upon conversion of 12,047 shares of Series B Convertible Preferred Stock of the Company held by Langtry Mineral & Development, LLC, an entity controlled Mr. Wallen; and (g) 4,230,000 shares issuable upon conversion of 2,115 shares of Series B Convertible Preferred Stock of the Company directly held by Mr. Wallen. The Series B Convertible Preferred Stock votes with the common stock, on an as-converted basis.

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

 SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 17, 2014.

CUBIC ENERGY, INC.

By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III
President and Chief Executive Officer

By:	/s/ Larry G. Badgley
Larry G. Badgley
Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Calvin A. Wallen, III	Chairman, President and Chief Executive Officer (principal executive officer)	March 17, 2014
Calvin A. Wallen, III

/s/ Larry G. Badgley	Chief Financial Officer (principal financial and accounting officer)	March 17, 2014
Larry G. Badgley

/s/ Jon S. Ross	Secretary and Director	March 17, 2014
Jon S. Ross

/s/ Gene C. Howard	Director	March 17, 2014
Gene C. Howard

/s/ Bob L. Clements	Director	March 17, 2014
Bob L. Clements

/s/ David B. Brown	Director	March 17, 2014
David B. Brown

/s/Paul R. Ferretti	Director	March 17, 2014
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

The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life.

Information regarding activity for stock options under the Plan is as follows:

`		Weighted-average	Weighted-average	Aggregate
		exercise price per	remaining contractual	intrinsic
	Number of shares	share	term (years)	value

Outstanding, June 30, 2013	288,667	$1.20	2.25
Options granted	—	—
Options exercised	—	—
Options forfeited/expired	—	—

Outstanding, June 30, 2013	288,667	1.20	2.25	$—

Exercisable, June 30, 2013	288,667	$1.20	2.25	$—

Information related to the Plan during fiscal June 30, 2013 is as follows:

Intrinsic value of options exercised	$—
Weighted-average fair value of options granted	$100,997

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

On March 28, 2013, the Company received an extension until May 31, 2013, as to the due date of the debt under the Credit Facility, including both the $5,000,000 Term Loan and the outstanding amounts of approximately $20,870,000 under the Revolving Credit Facility, as well as the re-pricing of the conversion price of the Term Loan. As provided in the previous amendment the Company paid WFEC an additional loan fee of $260,000. However, if the Term Loan is not repaid by May 31, 2013 and the Company does not consummate the foregoing issuance of Common Stock, then the conversion price will be reduced to $0.20 per share. This agreement matured on May 31, 2013, without additional fees being paid or being re-priced to $0.20. We restructured this agreement as part of an overall capital refinancing of the Company following June 30, 2013. (see Note-L Subsequent Events).

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 2013, 2012 and 2011 together with the changes therein:

	Natural Gas (Mcfs)
	2013	2012	2011

Proved developed reserves:
Beginning of year	3,982,265	6,634,236	2,666,610
Revisions of previous estimates	2,058,597	(407,656)	5,449,056
Purchases of reserves in place	0	0	0
Extensions and discoveries	0	0	0
Production	(1,141,474)	(2,244,315)	(1,481,430)
Disposals of reserves in place	0	0	0

End of year	4,899,388	3,982,265	6,634,236

Proved developed reserves, end of year	4,899,388	3,982,265	6,634,236

Proved undeveloped reserves:
Beginning of year	19,357,720	51,057,850	26,490,670
Revisions of previous estimates	(1,704,875)	(51,057,850)	(7,878,270)
Purchases of reserves in place	0	0	0
Extensions and discoveries	10,439,327	19,357,720	32,445,450
Production	0	0	0
Disposals of reserves in place	0	0	0

End of year	28,092,172	19,357,720	51,057,850

Proved undeveloped reserves, end of year	28,092,172	19,357,720	51,057,850

	Oil, Condensate (Bbls)
	2013	2012	2011

Proved developed and undeveloped reserves:
Beginning of year	443	1,199	1,166
Revisions of previous estimates	2,255	344	2,739
Purchases of reserves in place	0	0	0
Extensions and discoveries	0	0	0
Production	(863)	(1,100)	(2,706)
Disposals of reserves in place	0	0	0

End of year	1,835	443	1,199

Proved developed & undeveloped reserves, end of year	1,835	443	1,199

Proved developed reserves:
Beginning of year	427,190	0	7,481
Revisions of previous estimates	(179,808)	0	(7,481)
Purchases of reserves in place	0	0	0
Extensions and discoveries	146,291	427,190	0
Production	0	0	0
Disposals of reserves in place	0	0	0

End of year	393,673	427,190	0

Proved undeveloped reserves, end of year	393,673	427,190	0

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

	NGL (Bbls)
	2013	2012	2011

Proved developed reserves:
Beginning of year	35	0	0
Revisions of previous estimates	13,695	1,312	0
Purchases of reserves in place	0	0	0
Extensions and discoveries	0	0	0
Production	(2,525)	(1,277)	0
Disposals of reserves in place	0	0	0

End of year	11,205	35	0

Proved developed reserves, end of year	11,205	35	0

Proved undeveloped reserves:
Beginning of year	1,313,531	0	0
Revisions of previous estimates	(292,864)	0	0
Purchases of reserves in place	0	0	0
Extensions and discoveries	603,602	1,313,531	0
Production	0	0	0
Disposals of reserves in place	0	0	0

End of year	1,624,269	1,313,531	0

Proved undeveloped reserves, end of year	1,624,269	1,313,531	0

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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

At June 30, 2013, future plugging and abandonment costs, on a present value basis, are estimated to be approximately $169,300, which was less than 0.5% of the PV-10 value shown on our June 30, 2013 Reserve Report of $39,025,000. Therefore, it was determined that the plugging and abandonment costs were not a material disclosure in the filing.

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

Hedging Transaction

We, through our subsidiary Cubic Asset, entered into a Call Option Structured Derivative contract with a third party that resulted in an upfront volumetric production payment (“VPP”), at closing of approximately $35,000,000, through the sale of calls.  Under the terms of the VPP, Cubic sold calls to the third party (i) covering approximately 556,000 barrels of oil at a price set between $80 per barrel and $90 per barrel, and (ii) covering approximately 51.3 million Mcf of gas at a price set at $3.65 per Mcf for the 2013 calendar year, $3.90 per Mcf for the 2014 calendar year, and a to be determined price for calendar years 2015 through 2018. The scheduled volumes under the VPP relate to production months from October 2013 through December 2018 and are to be delivered to, or sold on behalf of the third party free of all costs associated with the production and development of the underlying properties. Once the scheduled volumes have been delivered, the commitment will terminate.  We retained the obligation to prudently operate and produce the properties during the term of the VPP, and the third party assumed all risks related to the adequacy of the associated reserves to fully recoup the scheduled volumes and also assumed all risks associated with product prices decreases.  We are subject to all risks associated with product price increases above the specified call prices.  As a result, the VPP will be accounted for as deferred revenues, with the sales proceeds being deferred and amortized into oil and gas sales as the scheduled volumes are produced.

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

Acquisition of Properties from Gastar

The Company consummated the transactions contemplated by the previously announced the Gastar Agreement dated as of April 19, 2013 with Gastar, and Gastar Exploration USA, Inc.  Pursuant to the Gastar Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The acquired properties include approximately 17,400 net acres of leasehold interests.  The acquisition price paid by the Company at closing was $39,118,830, following various adjustments set forth in the Gastar Agreement, and including the various deposits paid prior to the closing date.  For purposes of allocating revenues and expenses and capital costs between Gastar and Cubic, such amounts were netted effective January 1, 2013 and will be recorded as an adjustment to the purchase price.

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

3.1	Amended and Restated Certificate of Formation (filed as Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 10, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Formation (filed as Exhibit 3.2 to Company’s Form 10-K filed with the SEC on September 28, 2012)

3.3	Certificate of Designation (filed as Exhibit 3.2 to Registrant’s Form 8-K filed with the SEC on March 10, 2010).

3.4	Bylaws (filed as Exhibit 3.2 of the Company’s Form 10-KSB for the period ended June 30, 2000).

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

10.31	Operational Agency Agreement (filed as Exhibit 10.11 to the Company’s Form 8-K/A filed March 17, 2014).

10.32	ISDA 2002 Master Agreement Cubic Louisiana ISDA Master Agreement File LLC, 81915185(filed as Exhibit 10.12 to the Company’s Form 8-K/A filed March 17, 2014).

10.33	Agreement — Cubic Asset LLC BP Operating Agency Agreement File (filed as Exhibit 10.13 to the Company’s Form 8-K/A filed March 17, 2014).

10.34	ISDA 2002 Master Agreement Cubic Louisiana LLC Cubic Louisiana ISDA Master Agreement File, 81915189_1(filed as Exhibit 10.14 to the Company’s Form 8-K/A filed March 17, 2014).

10.35	ISDA 2002 Master Agreement — Cubic Asset LLC, Cubic Asset LLC ISDA Without Gas Annex File(filed as Exhibit 10.15 to the Company’s Form 8-K/A filed March 17, 2014).

23.1	Consent of Philip Vogel & Co., PC*

23.2	Consent of NSAI*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Calvin A. Wallen, III*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Larry G. Badgley*

32.1	Section 1350 Certification of Calvin A. Wallen, III*

32.2	Section 1350 Certification of Larry G. Badgley*

99.1	NSAI Reserve Report summary letter (filed as Exhibit 99.1 to the Registrant’s Form 10-K filed with the SEC on October 15, 2013).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

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