Form 10-Q/A
period 2013-09-30
CUBIC ENERGY INC
filed 2014-03-17
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Special note regarding Amendment No. 1

This Amendment No. 1 is being filed in order to include a previously omitted exhibit, and to modify the “special note regarding forward looking statements.” The remainder of this Quarterly Report on Form 10-Q contains no substantive changes.

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

Through various extensions and renewals, the Credit Facility was increased to total borrowings of $25,865,110 during the quarter ended September 30, 2013. As part of the loan costs related to the extensions and renewals WFEC received warrants at various times for a total 8,500,000 shares of common stock, all of which were exercisable at $0.20 per share as of September 30, 2013. We restructured this agreement as part of an overall capital refinancing of the Company following September 30, 2013. (see Note G — Subsequent Events).

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

Acquisition of Properties from Gastar

The Company consummated the transactions contemplated by the Purchase and Sale Agreement dated as of April 19, 2013 (the “Gastar Agreement”), with Gastar Exploration Texas, LP (“Gastar”) and Gastar Exploration USA, Inc.  Pursuant to the Gastar Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The acquired properties include approximately 17,400 net acres of leasehold interests.  The acquisition price paid by the Company at closing was $39,118,830, following various adjustments set forth in the Gastar Agreement, and including the various deposits paid prior to the closing date.  For purposes of allocating revenues and expenses and capital costs between Gastar and Cubic, such amounts were netted effective January 1, 2013 and will be recorded as an adjustment to the purchase price.

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

Results of Operations

	Three months ended
	September 30,
	2013	2012
Production Volumes:
Oil (Bbl)	141	111
Natural gas liquids (Bbl)	20,651	6,389
Natural gas (Mcf)	5,806	8,418
Total (Mcfe)	247,639	355,118

Weighted Average Sales Prices:
Oil (per Bbl)	$103.22	$88.04
Natural gas liquids (per Bbl)	$43.68	$57.12
Natural gas (per Mcf)	$3.41	$2.79

Selected Expenses per Mcfe:
Production costs	$0.60	$0.61
Workover expenses (non-recurring)	$—	$—
Severance taxes	$0.08	$0.39
Other revenue deductions	$0.60	$1.25
Total lease operating expenses	$1.27	$2.25
General and administrative expenses	$4.88	$1.49
Depreciation, depletion and amortization	$2.79	$2.68

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

15*	Letter Regarding Unaudited Interim Financial Information

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

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

CUBIC ENERGY, INC.
(Registrant)

Date: March 17, 2014	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: March 17, 2014	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)