Form 10-Q/A
period 2013-12-31
CUBIC ENERGY INC
filed 2014-03-17
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This amendment to Quarterly Report on Form 10-Q/A amends the classification of our Series C voting preferred stock on our Balance Sheet. We also amended information for Natural gas liquids to present that information on a per barrel basis, and modified Note H to our condensed consolidated financial statements. The remainder of this Quarterly Report on Form 10-Q contains no substantive changes.

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

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC
Certified Public Accountants

Dallas, Texas
February 19, 2014

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2013 (unaudited)	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$15,274,662	$260,576
Accounts receivable - trade	2,829,855	586,174
Due from affiliate	—	1,678
Other prepaid expenses	544,854	156,892
Total current assets	18,649,371	1,005,320
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	123,626,739	33,828,079
Unproven properties	8,881,589	—
Office and other equipment	37,487	30,227
Property and equipment, at cost	132,545,815	33,858,306
Less accumulated depreciation, depletion and amortization	22,175,523	19,134,081
Property and equipment, net	110,370,292	14,724,225
Other assets:
Cash restricted under loan agreement	5,000,000	—
Deferred loan costs, net	3,706,881	—
Prepaid drilling costs	2,964,342
Acquisition costs - deposits	—	2,300,000
Total other assets	11,671,223	2,300,000

Total Assets	$140,690,886	$18,029,545

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Notes payable - WFEC - term note	$—	$5,000,000
Note payable - WFEC - revolver	—	20,865,110
Notes payable - due to affiliate	—	2,000,000
Deferred revenue from volumetric production payment (“VPP”) contract	3,993,177	—
Due to affiliates	555,742	2,000,000
Accounts payable and accrued expenses	3,585,180	1,331,609
Total current liabilities	$8,134,099	$31,196,719
Long-term liabilities
Long-term debt, net of discounts	$85,700,786	$—
Total long-term liabilities	$85,700,786	$—

Asset Retirement Obligation	5,536,182	—
Obligation under VPP contract	37,652,634	—
Total Liabilities	$137,023,701	$31,196,719

Redeemable Preferred stock - Series C, authorized 98,751.823 shares; $0.01 stated value, voting, redeemable at $0.01; 98,751.823 shares issued and outstanding at December 31, 2013 and none at June 30, 2013	$988	$—
Stockholders’ equity (deficit):
Preferred stock - $.01 par value; authorized 10,000,000 shares;
Preferred stock - 8% Series A, authorized 165,000 shares $100 stated value, voting, redeemable at $120, convertible at $1.20 per common share, canceled February 2014	$—	$1,181
Additional paid-in capital - Preferred Stock - Series A (see Note D)	—	11,810,119
Preferred stock - 9.5% Series B, authorized 35,000 shares $1,000 stated value, voting, convertible at $0.50 per common share; with 16,162 outstanding at December 31, 2013 and none at June 30, 2013	162	—
Additional paid-in capital - Preferred Stock - Series B (see Note D)	15,112,624	—
Common stock - $.05 par value; authorized 120,000,000 shares; issued and outstanding 77,505,908 shares at December 31, 2013 and 77,360,908 shares at June 30, 2013	3,875,295	3,868,047
Additional paid-in capital - Common Stock	63,730,455	56,910,545
Accumulated deficit	(79,052,339)	(85,757,066)
Total stockholders’ equity (deficit)	3,666,197	(13,167,174)
	$140,690,886	$18,029,545

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

		Gastar Acquired	Navasota Acquired	Tauren Acquired
Purchase Price Allocation - ($000’s)	Total	Properties	Properties	Properties
Assets acquired:
Unproved oil and natural gas properties	$7,101	$6,029	$1,072	$—
Proved developed and undeveloped oil and natural gas properties	87,873	42,098	18,829	26,946
Liabilities assumed:
Asset retirement obligations	5,450	4,290	1,160	—
Net assets acquired	$89,524	$43,837	$18,741	$26,946

*Pro forma Results of Operations

	Six Months		Three Months
	Ended December 31,		Ended December 31,
	2013	2012	2012
Oil and natural gas revenues	$9,784,896	$10,779,630	$5,189,674
Net income (loss)	$6,523,733	$3,222,422	$2,382,030
Basic earnings (loss) per share	$0.08	$0.04	$0.03
Diluted earnings (loss) per share	$0.05	$0.04	$0.03

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

(Unaudited)

Series C Voting Redeemable Preferred Stock — The Series C Voting Preferred Stock has a stated value of $0.01 per share.  The holders of Series C Voting Preferred Stock are entitled to vote, together with the holders of our common stock, as a single class with respect to all matters presented to holders of common stock.  The holders of Series C Voting Preferred Stock are entitled, in the aggregate, to a number of votes equal to the number of shares of common stock that would be issuable upon the exercise of all of the outstanding Class A Warrants and Class B Warrants (as defined below) on a Full Physical Settlement basis (as defined in the Warrant and Preferred Stock Agreement).  The holders of Series C Voting Preferred Stock are not entitled to receive any dividends.  The Series C Voting Preferred Stock may be redeemed at the option of the holders thereof at any time at the stated value per share. There were 98,751.823 shares of Series C preferred stock issued and outstanding as of December 31, 2013.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

(Unaudited)

Issuance of Warrants and Series C Redeemable Preferred Stock

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

Note H — Derivative Instruments and Hedging Activity

The Company, through its subsidiary Cubic Asset, entered into a Call Option Structured Derivative contract with a third party that resulted in an upfront volumetric production payment (“VPP”) at closing of approximately $35,000,000, through the sale of calls.  Under the terms of the VPP, Cubic sold calls to the third party (i) covering approximately 556,000 barrels of oil at a price set between $80 per barrel and $90 per barrel, and (ii) covering approximately 51.3 million Mcf of gas at a price set at $3.65 per Mcf for the 2013 calendar year, $3.90 per Mcf for the 2014 calendar year, and a to be determined price for calendar years 2015 through 2018. The scheduled volumes under the VPP relate to production months from October 2013 through December 2018 (see schedules included below), and are to be delivered to, or sold on behalf of the third party free of all costs associated with the production and development of the underlying properties. Once the scheduled volumes have been delivered, the commitment will terminate.  Cubic retained the obligation to prudently operate and produce the properties during the term of the VPP, and the third party assumed all risks related to the adequacy of the associated reserves to fully recoup the scheduled volumes and also assumed all risks associated with product price decreases.  The Company is subject to all risks associated with product price increases above the specified call prices.  As a result, the VPP has been accounted for as deferred revenues, with the sales proceeds being deferred and amortized into oil and gas sales as the scheduled volumes are produced. In addition, this third party has entered into agreements with Cubic Asset and Cubic Louisiana contemplating the hedging of hydrocarbons.  This third party has a junior lien position on both the assets of Cubic Asset and Cubic Louisiana.

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

Results of Operations

For the Three Months ended December31, 2013 and 2012

	Three months ended
	December 31,
	2013	2012
Production Volumes:
Oil (Bbl)	4,132	264
Natural gas liquids (Bbl)	874	303
Natural gas (Mcf)	1,291,844	306,729
Total (Mcfe)	1,321,879	310,132

Weighted Average Sales Prices:
Oil (per Bbl)	$91.76	$83.85
Natural gas liquids (Bbl)	$44.10	$55.86
Natural gas (per Mcf)	$3.36	$3.26

Selected Expenses per Mcfe:
Production costs	$0.91	$0.83
Workover expenses (non-recurring)	$0.09	$0.05
Severance taxes	$0.03	$0.05
Other revenue deductions	$1.23	$0.52
Total lease operating expenses	$2.25	$1.45
General and administrative expenses	$0.98	$1.58
Depreciation, depletion and amortization	$1.78	$2.69

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

For the Six Months ended December 31, 2013 and 2012

	Six months ended
	December 31,
	2013	2012
Production Volumes:
Oil (Bbl)	4,272	375
Natural gas liquids (Bbl)	1,366	455
Natural gas (Mcf)	1,535,688	660,269
Total (Mcfe)	1,569,517	665,249

Weighted Average Sales Prices:
Oil (per Bbl)	$92.14	$85.09
Natural gas liquids (Bbl)	$44.10	$56.28
Natural gas (per Mcf)	$3.37	$3.01

Selected Expenses per Mcfe:
Production costs	$0.87	$0.68
Workover expenses (non-recurring)	$0.07	$0.06
Severance taxes	$0.04	$0.23
Other revenue deductions	$1.13	$0.91
Total lease operating expenses	$2.09	$1.87
General and administrative expenses	$1.60	$1.53
Depreciation, depletion and amortization	$1.94	$2.69

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