Form 10-K/A
period 2013-06-30
CUBIC ENERGY INC
filed 2014-05-09
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

ANNUAL REPORT

FORM 10-K/A

(Amendment No.2)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10K/A amends (i) Part 1, Item 1 – Business, Recently Completed Financing and Acquisitions, Oil & Gas Reserves and Productive Wells and Acreage, (ii) Item 1A. Risk Factors, (iii) Note J – Oil and Gas Reserves in the Notes to Financial Statements and (iv) Note L – Subsequent Events in the Notes to Financial Statements.

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

Issuance of Warrants and Series C Redeemable Voting Preferred Stock

Pursuant to the terms of a Warrant and Preferred Stock Agreement, dated as of October 2, 2013 (the “Warrant and Preferred Stock Agreement”), and in connection with the issuance and sale of the Notes under the Note Purchase Agreement, the Company issued certain warrants and shares of Series C Redeemable Voting Preferred Stock, par value $0.01 per share (the “Series C Redeemable Voting Preferred Stock”), to certain purchasers of the Notes and their affiliates (the “Investors”).  The Company issued warrants exercisable for (a) an aggregate of 65,834,549 shares of the Company’s common stock, par value $0.05 per share (the “Common Stock”), at an exercise price of $0.01 per share (the “Class A Warrants”), and (b) an aggregate of 32,917,275 shares of Common Stock, at an exercise price of $0.50 per share (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”).

The Company also issued an aggregate of 98,751.824 shares of Series C Redeemable Voting Preferred Stock to the Investors.  The holders of the Series C Redeemable Voting Preferred Stock are entitled to vote, together with holders of Common Stock, as a single class with respect to all matters presented to holders of Common Stock of the Company.  The holders of Series C Redeemable Voting Preferred Stock are entitled, in the aggregate, to a number of votes equal to the number of shares of Common Stock that would be issuable upon the exercise of all outstanding Warrants on a Full Physical Settlement basis (as defined in the Warrant and Preferred Stock Agreement).  The holders of Series C Redeemable Voting Preferred Stock are not entitled to receive any dividends from the Company.  Shares of the Series C Redeemable Voting Preferred Stock have a stated value of $0.01 per share and may be redeemed at the option of the holders thereof at any time.

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

Hedging Transaction

On October 2, 2013, the Company, through its subsidiary Cubic Asset, entered into a Call Option Structured Derivative arrangement with a third party that resulted in the receipt of an upfront payment at closing of approximately $35,000,000, through the sale of calls, which upfront payment approximated fair value of the calls sold at inception. As a result, the Call Option Structured Derivative arrangement was initially recognized and measured at the amount of its upfront payment.  Under the terms of the Call Option Structured Derivative arrangement, Cubic Asset sold calls to the third party covering (i) approximately 556,000 barrels of oil at a strike price set between $80 per barrel and $90 per barrel, and (ii) approximately 51.3 million MMBtu’s of gas at a strike price set between $3.45 per MMBtu and $3.90 per MMBtu. The scheduled volumes subject to the calls sold relate to production months from November 2013 through December 2018. The Company is subject to the price risks associated with product price changes that differ from the specified call prices. If the market price during the applicable production month is above the applicable strike price, Cubic Asset would be required to pay the third party the difference between the market price and strike price for the amount of production subject to the call. This arrangement does not hedge the Company’s risk associated with product price decreases.

On October 2, 2013, the Company, through its subsidiary Cubic Asset, entered into a Fixed Price Swap arrangement. Under the terms of the Fixed Price Swap arrangement, Cubic Asset sold calls to a third party covering approximately 18,000 barrels of oil at a price of $92 per barrel. The scheduled volumes subject to the calls sold relate to production months from November 2013 through October 2016. Cubic Asset is subject to the price risks associated with product price increases above the specified fixed prices. Cubic Asset is using swaps to hedge some of its natural gas production. Cubic Asset receives the fixed price and pays the third party the floating market price during the applicable production month for the amount of production subject to the call.

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

Acquisition of Properties from Gastar

The Company consummated the transactions contemplated by the previously announced Purchase and Sale Agreement dated as of April 19, 2013 (the “Gastar Agreement”) with Gastar Exploration Texas, LP (“Gastar”) and Gastar Exploration USA, Inc.  Pursuant to the Gastar Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The acquired properties include approximately 17,400 net acres of leasehold interests.  The acquisition price paid by the Company at closing was $39,118,830, following various adjustments set forth in the Gastar Agreement, and net of the various deposits paid prior to the closing date.  For purposes of allocating revenues and expenses and capital costs between Gastar and Cubic, such amounts were netted effective January 1, 2013 and will be recorded as an adjustment to the purchase price.

Acquisition of Properties from Navasota

On September 27, 2013, the Company entered into a Purchase and Sale Agreement (the “Navasota Agreement”) with Navasota Resources Ltd., LLP (“Navasota”).  On October 2, 2013, pursuant to the Navasota Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The leasehold interests acquired from Navasota generally consist of additional fractional interests in the properties acquired pursuant to the Gastar Agreement, comprising approximately 6,400 net acres.  The acquisition price paid by the Company was $19,400,000, prior to certain post-closing adjustments.

Acquisition of Properties from Tauren

The Company entered into and consummated the transactions contemplated by a Purchase and Sale Agreement dated as of October 2, 2013 (the “Tauren Agreement”) with Tauren Exploration, Inc., an entity controlled by Mr. Wallen.  Pursuant to the Tauren Agreement, the Company acquired well bores, proven reserves, oil & natural gas production and undeveloped leasehold interests in the Cotton Valley formation in DeSoto and Caddo Parishes, Louisiana.  The acquired properties include approximately 5,600 net acres of leasehold interests.  The acquisition price paid by the Company was $4,000,000 in cash and 2,000 shares of the Company’s Series B Convertible Preferred Stock with an aggregate stated value of $2,000,000 and a fair value of $708,000.  The

Tauren Agreement was unanimously approved by the Company’s board of directors, excluding Mr. Wallen.  In addition, the Company obtained an opinion from Blackbriar Advisors, LLC, which concluded that the terms of the Tauren Agreement were fair, from a financial perspective, to the Company.

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

None of our reserves were converted from proved undeveloped reserves to proved developed reserves during the fiscal year ended June 30, 2013.  The three new wells drilled in fiscal 2013 by our third party operator, Indigo Minerals, were proved developed as of June 30, 2012.

In compliance with Rule 4-10(a)(31)(ii) of Regulation S-X, the Company’s development plan for all reserves listed as Proved Undeveloped Reserves includes only planned development and drilling within sixty months of initial disclosure of such reserves. All of these wells are expected to be operated by an affiliate of the Company.

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

Subsequent to June 30, 2012, we had a net increase in proved undeveloped reserves of 10,397,824 Mcfe.  This net increase includes both (i) an increase of 14,938,685 Mcfe due to an "Extensions & Discoveries" increase stemming from new proved undeveloped offset locations in which the Company maintains a working interest and are operated by an affiliate, based on the ability to utilize 160 acre spacing per unit for horizontally-drilled and completed Cotton Valley wells; partially offset by (ii) a downward "Revision of Previous Estimates" of 4,540,861 Mcfe, which downward revision includes a loss of 6,153,099 Mcfe due to wells not being drilled and dropping off of our drilling schedule, combined with a gain of 1,612,238 Mcfe due to an increase in estimated ultimate recoveries for pre-existing proved undeveloped locations based on the report of our third party reservoir engineers.

None of our reserves were converted from proved undeveloped reserves to proved developed reserves during the fiscal year ended June 30, 2013.  The three new wells drilled in fiscal 2013 by our third party operator, Indigo Minerals, were proved developed as of June 30, 2012.  The reserves calculated at June 30, 2013 for these three wells were included in “Revision of Previous Estimates” of proved developed reserves.

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

Louisiana

	Year Ended June 30,
	2013	2012	2011
Johnson Branch field
Oil (Bbl)	223	629	916
Average price per (Bbl)	$88.47	$96.94	$81.77

Natural gas production (Mcf)	649,132	1,271,948	462,088
Average price per (Mcf)	$3.20	$2.91	$3.99

NGL’s per (Bbl)	1,048	1,277	1,262
Average price per (Mcf)	$55.77	$66.78	$67.40
Average production cost per (Mcfe)
(excluding severance and ad valorem taxes)	$1.58	$0.69	$1.59

Bethany Longstreet field
Oil (Bbl)			191
Average price per (Bbl)			$81.94

Natural gas production (Mcf)			838,578
Average price per (Mcf)			$2.20

NGL’s per (Bbl)			—
Average price per (Mcf)			$—
Average production cost per (Mcfe)
(excluding severance and ad valorem taxes)			$.89

PRODUCTIVE WELLS AND ACREAGE

Productive Wells

The following table sets forth our productive wells at June 30, 2013:

Oil		Gas		Total
Gross	Net	Gross	Net	Gross	Net
18	18.00	64	13.41	82	31.41

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

Undeveloped		Developed		Total
Gross	Net	Gross	Net	Gross	Net
9,758	3,770	3,365	1,330	13,123	5,100

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

The Company engaged in the Cotton Valley vertical drilling program on its Northwest Louisiana acreage during 2005 through 2009.  In the last 24 months, it has been shown that a more economical way to exploit the Cotton Valley in and around our Northwest Louisiana acreage is to drill and complete well bores directed horizontally.  Generally, each square mile unit, or section, is economically capable of eight horizontally developed Cotton Valley well bores.  Based on current development in and around our acreage, we take a more conservative approach and project four horizontally developed Cotton Valley wells in each section.  Horizontal development of the Cotton Valley has achieved significantly higher ultimate recoveries of dry gas plus a good recovery of oil, while vertical development provides only a modest recovery of dry gas.  Therefore, our strategy with respect to development of our acreage in the Cotton Valley is through horizontal exploitation.

Substantially all of the Company’s acreage is prospective for horizontal Haynesville Shale development.  Generally, each section is economically capable of eight horizontally developed Haynesville Shale wells.  Unlike the Cotton Valley formation, which provides a good recovery of oil when exploited horizontally, the Hayesville Shale in our area produces dry gas. If natural gas prices increase, we expect horizontal Haynesville Shale development to increase.

There is one vertical Cotton Valley well bore in each section, or one Haynesville Shale well bore in that section, all of which are operated by a third party.  Therefore, each section in which we hold an interest contains acreage that we expect to further develop.  Ultimately, the Company expects that there will be several Cotton Valley well bores drilled and completed horizontally in each of these sections.  However, the development of different formations in each of these sections, drilling multiple wells in certain formations in each section and employing horizontal completion techniques will allow for much greater future production from each of these sections than has been seen to-date.

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

As part of the transactions consummated on October 2, 2013, we issued warrants exercisable into an aggregate of 65,834,549 shares of common stock at an exercise price of $0.01 per share, and warrants exercisable into an aggregate of 32,917,274 shares of common stock at an exercise price of $0.50 per share.  As a result of the issuance of these warrants, the exercise price of warrants held by WFEC, which are exercisable into an aggregate of 8,500,000 shares of common stock, was adjusted to $0.1753 per share, and the exercise price of warrants exercisable into an aggregate of 787,294 shares of common stock was adjusted to $0.6764 per share.  The issuance of additional shares of common stock upon exercise of any of these warrants would result in dilution to existing holders of common stock.  In addition, the issuance of additional warrants or other securities convertible into common stock could result in the dilution of existing stockholders’ equity interests.  The issuance of additional shares of common stock or warrants or other securities convertible into common stock, could also trigger additional anti-dilution adjustments in the exercise price of outstanding warrants and other securities convertible into common stock.

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

Prior to the Recent Transactions and as of June 30, 2013, the majority of our oil and gas reserves were undeveloped. At June 30, 2013, we had proved undeveloped reserves of 40,200 MMcfe, which represented approximately 90% of our total proved reserves of 45,178 MMcfe. Recovery of our future undeveloped reserves will require significant capital expenditures to further develop these reserves during fiscal 2014 and for the foreseeable future.  In addition to our results of operations, our derivative sales contracts can potentially affect cash flow negatively, if prices for natural gas or oil exceed their respective strike prices.  Pursuant to the derivative sales contracts, we are required to pay to the counterparty the difference between the strike price and actual sales price for volumes subject to the respective contract, to the extent the actual sales price exceeds the strike price.  If our capital resources are utilized for that purpose, we would have fewer capital resources available for development of our undeveloped properties.

No assurance can be given that our financing sources will be sufficient to fund our costs for third-party operators’ development activities or that development activities will be either successful or in accordance with our schedule. Additionally, if natural gas prices do not increase or if our costs of development significantly increase, we could experience a significant reduction in the number of gas wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.  Development of our properties could require capital resources in addition to amounts available to us as a result of our Recent Transactions. There can be no assurance that sufficient cash on hand or additional financing (on either favorable or unfavorable terms) will be available, when required, to fund the development.  In the event of product price increases resulting in payments by us under the derivative sales contracts, no assurances can be given that we will have increases in oil and/or gas production in excess of the notional amounts of oil and/or gas specified in our derivative sales contracts.  Any inability to obtain additional financing could have a material adverse effect on us, including requiring us to cease our oil and gas development plans or not being able to maintain our working interest due to failure to pay our share of expenses. Any additional financing may involve substantial dilution to the interests of our stockholders at that time.

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

Under its Amended and Restated Certificate of Formation, the Company is authorized to issue one class of up to 200,000,000 common shares, par value $0.05 per share, and one class of up to 10,000,000 preferred shares, par value $0.01 per share. As of October 8, 2013, there were 120,470 preferred shares of the Company’s Series A Convertible Preferred Stock held in treasury, 16,162 shares of Series B Convertible Preferred Stock issued and outstanding and 98,751.824 shares of Series C Redeemable Voting Preferred Stock issued and outstanding.

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

As a result of the acquisitions of properties from Gastar, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The acquired properties include approximately 17,400 net acres of leasehold interests.  The acquisition price paid by the Company at closing was $39,118,830, following various adjustments set forth in the Gastar Agreement, and net of the various deposits paid prior to the closing date.  For purposes of allocating revenues and expenses and capital costs between Gastar and Cubic, such amounts were netted effective January 1, 2013 and will be recorded as an adjustment to the purchase price.

On September 27, 2013, the Company entered into the Navasota Agreement. On October 2, 2013, pursuant to the Navasota Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The leasehold interests acquired from Navasota generally consist of additional fractional interests in the properties acquired pursuant to the Gastar Agreement, comprising approximately 6,400 net acres.  The acquisition price paid by the Company was $19,400,000, prior to certain post-closing adjustments.

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

		Percentage of Total Compensation

Name and	Fiscal					Option		All Other
Principal Position	Year	Salary		Bonus		Awards		Compensation		Total
Calvin A. Wallen, III	2013	97.0%		0.0%		0.0%		3.0%		100.0%
Chairman of the Board,	2012	97.2%		0.0%		0.0%		2.8%		100.0%
President and Chief Executive Officer	2011	97.1%		0.0%		0.0%		2.9%		100.0%

Larry G. Badgley	2013	96.3%		0.0%		0.0%		3.7%		100.0%
Chief Financial Officer	2012 2011	96.6 59.8	% %	0.0 0.0	% %	0.0 38.0	% %	3.4 2.3	% %	100.0 100.0	% %

Jon S. Ross	2013	96.0%		0.0%		0.0%		4.0%		100.0%
Secretary and Director	2012	96.3%		0.0%		0.0%		3.7%		100.0%
	2011	96.2%		0.0%		0.0%		3.8%		100.0%

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

Name and	Fiscal					Option		All Other
Principal Position	Year	Salary		Bonus		Awards		Compensation (1)		Total
Calvin A. Wallen, III	2013		$191,667		$—		$—		$6,000		$197,667
Chairman of the Board,	2012		$208,333		$—		$—		$6,000		$214,333
President and Chief Executive Officer	2011		$200,000		$—		$—		$6,000		$206,000

Larry G. Badgley	2013		$156,975		$—		$—		$6,000		$162,975
Chief Financial Officer	2012 2011	$ $	170,625 159,100	$ $	— —	$ $	— 100,997	$ $	6,000 6,000	$ $	176,625 266,097

Jon S. Ross	2013		$143,750		$—		$—		$6,000		$149,750
Secretary and Director	2012		$156,250		$—		$—		$6,000		$162,250
	2011		$150,000		$—		$—		$6,000		$156,000

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

 SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 9, 2014.

CUBIC ENERGY, INC.

By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III
President and Chief Executive Officer

By:	/s/ Larry G. Badgley
Larry G. Badgley
Vice President, Finance and Compliance (acting principal financial and accounting officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Calvin A. Wallen, III	Chairman, President and Chief Executive Officer (principal executive officer)	May 9, 2014
Calvin A. Wallen, III

/s/ Larry G. Badgley	Vice President, Finance and Compliance (acting principal financial and accounting officer)	May 9, 2014
Larry G. Badgley

/s/ Jon S. Ross	Secretary and Director	May 9, 2014
Jon S. Ross

/s/ Gene C. Howard	Director	May 9, 2014
Gene C. Howard

/s/ Bob L. Clements	Director	May 9, 2014
Bob L. Clements

/s/ David B. Brown	Director	May 9, 2014
David B. Brown

/s/Paul R. Ferretti	Director	May 9, 2014
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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 2013, 2012 and 2011 together with the changes therein:

	Natural Gas (Mcfs)
	2013	2012	2011

Proved developed reserves:
Beginning of year	3,982,265	6,634,236	2,666,610
Revisions of previous estimates	2,058,597	(407,656)	5,449,056
Purchases of reserves in place	0	0	0
Extensions and discoveries	0	0	0
Production	(1,141,474)	(2,244,315)	(1,481,430)
Disposals of reserves in place	0	0	0

End of year	4,899,388	3,982,265	6,634,236

Proved developed reserves, end of year	4,899,388	3,982,265	6,634,236

Proved undeveloped reserves:
Beginning of year	19,357,720	51,057,850	26,490,670
Revisions of previous estimates	(1,704,875)	(51,057,850)	(7,878,270)
Purchases of reserves in place	0	0	0
Extensions and discoveries	10,439,327	19,357,720	32,445,450
Production	0	0	0
Disposals of reserves in place	0	0	0

End of year	28,092,172	19,357,720	51,057,850

Proved undeveloped reserves, end of year	28,092,172	19,357,720	51,057,850

	Oil, Condensate (Bbls)
	2013	2012	2011

Proved developed and undeveloped reserves:
Beginning of year	443	1,199	1,166
Revisions of previous estimates	2,255	344	2,739
Purchases of reserves in place	0	0	0
Extensions and discoveries	0	0	0
Production	(863)	(1,100)	(2,706)
Disposals of reserves in place	0	0	0

End of year	1,835	443	1,199

Proved developed & undeveloped reserves, end of year	1,835	443	1,199

Proved developed reserves:
Beginning of year	427,190	0	7,481
Revisions of previous estimates	(179,808)	0	(7,481)
Purchases of reserves in place	0	0	0
Extensions and discoveries	146,291	427,190	0
Production	0	0	0
Disposals of reserves in place	0	0	0

End of year	393,673	427,190	0

Proved undeveloped reserves, end of year	393,673	427,190	0

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

	NGL (Bbls)
	2013	2012	2011

Proved developed reserves:
Beginning of year	35	0	0
Revisions of previous estimates	13,695	1,312	0
Purchases of reserves in place	0	0	0
Extensions and discoveries	0	0	0
Production	(2,525)	(1,277)	0
Disposals of reserves in place	0	0	0

End of year	11,205	35	0

Proved developed reserves, end of year	11,205	35	0

Proved undeveloped reserves:
Beginning of year	1,313,531	0	0
Revisions of previous estimates	(292,864)	0	0
Purchases of reserves in place	0	0	0
Extensions and discoveries	603,602	1,313,531	0
Production	0	0	0
Disposals of reserves in place	0	0	0

End of year	1,624,269	1,313,531	0

Proved undeveloped reserves, end of year	1,624,269	1,313,531	0

	Natural Gas (Mcfs)
	2013	2012	2011

Proved developed reserves:
Beginning of year	3,982,265	6,634,236	2,666,610
End of year	4,899,388	3,982,265	6,634,236

Proved undeveloped reserves:
Beginning of year	19,357,720	51,057,850	26,490,670
End of year	28,092,173	19,357,720	51,057,850

	Oil (Bbls)
	2013	2012	2011

Proved developed reserves:
Beginning of year	443	1,199	1,166
End of year	1,835	44	1,199

Proved undeveloped reserves:
Beginning of year	427,190	—	7,481
End of year	393,673	427,190	—

	Natural Gas Liquids (Bbls)
	2013	2012	2011

Proved developed reserves:
Beginning of year	35	—	—
End of year	11,205	35	—

Proved undeveloped reserves:
Beginning of year	1,313,531	—	—
End of year	1,624,269	1,313,531	—

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

Issuance of Warrants and Series C Redeemable Voting Preferred Stock

Pursuant to the terms of a Warrant and Preferred Stock Agreement, dated as of October 2, 2013, and in connection with the issuance and sale of the Notes under the Note Purchase Agreement, the Company issued certain warrants and shares of Series C Redeemable Voting Preferred Stock, par value $0.01 per share, to the Investors.  The Company issued warrants exercisable for (a) an aggregate of 65,834,549 shares of Common Stock, at an exercise price of $0.01 per share (the “Class A Warrants”), and (b) an aggregate of 32,917,275 shares of Common Stock, at an exercise price of $0.50 per share (the “Class B Warrants, and together with the Class A Warrants, the “Warrants”).

The Company also issued an aggregate of 98,751.824 shares of Series C Redeemable Voting Preferred Stock to the Investors.  The holders of the Series C Redeemable Voting Preferred Stock are entitled to vote, together with holders of Common Stock, as a single class with respect to all matters presented to holders of Common Stock of the Company.  The holders of Series C Redeemable Voting Preferred Stock are entitled, in the aggregate, to a number of votes equal to the number of shares of Common Stock that would be issuable upon the exercise of all outstanding Warrants on a Full Physical Settlement basis (as defined in the Warrant and Preferred Stock Agreement).  The holders of Series C Redeemable Voting Preferred Stock are not entitled to receive any dividends from the Company.  Shares of the Series C Redeemable Voting Preferred Stock have a stated value of $0.01 per share and may be redeemed at the option of the holders thereof at any time.

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

Hedging Transaction

On October 2, 2013, the Company, through its subsidiary Cubic Asset, entered into a Call Option Structured Derivative arrangement with a third party that resulted in the receipt of an upfront payment at closing of approximately $35,000,000, through the sale of calls, which upfront payment approximated fair value of the calls sold at inception. As a result, the Call Option Structured Derivative arrangement was initially recognized and measured at the amount of its upfront payment.  Under the terms of the Call Option Structured Derivative arrangement, Cubic Asset sold calls to the third party covering (i) approximately 556,000 barrels of oil at a strike price set between $80 per barrel and $90 per barrel, and (ii) approximately 51.3 million MMBtu’s of gas at a strike price set between $3.45 per MMBtu and $3.90 per MMBtu. The scheduled volumes subject to the calls sold relate to production months from November 2013 through December 2018. If the market price during the applicable production month is above the applicable strike price, Cubic Asset would be required to pay the third party the difference between the market price and strike price for the amount of production subject to the call. This arrangement does not hedge the Company’s risk associated with product price decreases.

On October 2, 2013, the Company, through its subsidiary Cubic Asset, entered into a Fixed Price Swap arrangement. Under the terms of the Fixed Price Swap arrangement, Cubic Asset sold calls to a third party covering approximately 18,000 barrels of oil at a price of $92 per barrel. The scheduled volumes subject to the calls sold relate to production months from November 2013 through October 2016. Cubic Asset is subject to the price risks associated with product price increases above the specified fixed prices. Cubic Asset is using swaps to hedge some of its natural gas production. Cubic Asset receives the fixed price and pays the third party the floating market price during the applicable production month for the amount of production subject to the call.

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

Acquisition of Properties from Gastar

The Company consummated the transactions contemplated by the previously announced the Gastar Agreement dated as of April 19, 2013 with Gastar, and Gastar Exploration USA, Inc.  Pursuant to the Gastar Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The acquired properties include approximately 17,400 net acres of leasehold interests.  The acquisition price paid by the Company at closing was $39,118,830, following various adjustments set forth in the Gastar Agreement, and net of the various deposits paid prior to the closing date.  For purposes of allocating revenues and expenses and capital costs between Gastar and Cubic, such amounts were netted effective January 1, 2013 and will be recorded as an adjustment to the purchase price.

Acquisition of Properties from Navasota

On September 27, 2013, the Company entered into the Navasota Agreement with Navasota.  On October 2, 2013, pursuant to the Navasota Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The leasehold interests acquired from Navasota generally consist of additional fractional interests in the properties acquired pursuant to the Gastar Agreement, comprising approximately 6,400 net acres.  The acquisition price paid by the Company was $19,400,000, prior to certain post-closing adjustments.

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Acquisition of Properties from Tauren

The Company entered into and consummated the Purchase and Sale Agreement dated as of October 2, 2013 with Tauren.  Pursuant to the Tauren Agreement, the Company acquired well bores, proven reserves, oil & natural gas production and undeveloped leasehold interests in the Cotton Valley formation in DeSoto and Caddo Parishes, Louisiana.  The acquired properties include approximately 5,600 net acres of leasehold interests.  The acquisition price paid by the Company was $4,000,000 in cash and 2,000 shares of the Company’s Series B Convertible Preferred Stock with an aggregate stated value of $2,000,000 and a fair value of $708,000.  The Tauren Agreement was unanimously approved by the Company’s board of directors, excluding Mr. Wallen.  In addition, the Company obtained an opinion from Blackbriar Advisors, LLC, which concluded that the terms of the Tauren Agreement were fair, from a financial perspective, to the Company.

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

3.6

Certificate of Designations Establishing a Series of Preferred Stock (Series C Redeemable Voting Preferred Stock) of Cubic Energy, Inc. filed with the Secretary of State of Texas on October 2, 2013 (filed as Exhibit 3.2 to the Registrant’s Form 8-K filed with the SEC on October 3, 2013).

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

10.31	Operational Agency Agreement (filed as Exhibit 10.11 to the Company’s Form 8-K/A filed March 17, 2014).

10.32	ISDA 2002 Master Agreement Cubic Louisiana ISDA Master Agreement File LLC, 81915185(filed as Exhibit 10.12 to the Company’s Form 8-K/A filed March 17, 2014).

10.33	Agreement — Cubic Asset LLC BP Operating Agency Agreement File (filed as Exhibit 10.13 to the Company’s Form 8-K/A filed March 17, 2014).

10.34	ISDA 2002 Master Agreement Cubic Louisiana LLC Cubic Louisiana ISDA Master Agreement File, 81915189_1(filed as Exhibit 10.14 to the Company’s Form 8-K/A filed March 17, 2014).

10.35	ISDA 2002 Master Agreement — Cubic Asset LLC, Cubic Asset LLC ISDA Without Gas Annex File(filed as Exhibit 10.15 to the Company’s Form 8-K/A filed March 17, 2014).

23.1	Consent of Philip Vogel & Co., PC*

23.2	Consent of NSAI*

23.3	Consent of Blackbriar Advisors, LLC.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Calvin A. Wallen, III*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Larry G. Badgley*

32.1	Section 1350 Certification of Calvin A. Wallen, III*

32.2	Section 1350 Certification of Larry G. Badgley*

99.1	NSAI Reserve Report summary letter (filed as Exhibit 99.1 to the Registrant’s Form 10-K filed with the SEC on October 15, 2013).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

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