Form 10-Q/A
period 2013-12-31
CUBIC ENERGY INC
filed 2014-05-09
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

This amendment to Quarterly Report on Form 10-Q/A amends our disclosure regarding derivative transactions to which we are a party.  This amended disclosure is reflected in (i) our Condensed Consolidated Balance Sheet, (ii) our Condensed Consolidated Statements of Cash Flows, (iii) Note H “Derivative Instruments and Hedging Activity”, and (iv) Part I, Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Note I to our Condensed Consolidated Financial Statements has been deleted.  We have also amended the disclosure in Note B “Acquisition of Properties”.

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

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC
Certified Public Accountants

Dallas, Texas
February 19, 2014

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2013 (unaudited)	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$15,274,662	$260,576
Accounts receivable - trade	2,829,855	586,174
Due from affiliate	—	1,678
Other prepaid expenses	544,854	156,892
Total current assets	18,649,371	1,005,320
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	123,626,739	33,828,079
Unproven properties	8,881,589	—
Office and other equipment	37,487	30,227
Property and equipment, at cost	132,545,815	33,858,306
Less accumulated depreciation, depletion and amortization	22,175,523	19,134,081
Property and equipment, net	110,370,292	14,724,225
Other assets:
Cash restricted under loan agreement	5,000,000	—
Deferred loan costs, net	3,706,881	—
Prepaid drilling costs	2,964,342
Acquisition costs - deposits	—	2,300,000
Total other assets	11,671,223	2,300,000

Total Assets	$140,690,886	$18,029,545

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Notes payable - WFEC - term note	$—	$5,000,000
Note payable - WFEC - revolver	—	20,865,110
Notes payable - due to affiliate	—	2,000,000
Fair value of derivatives	3,993,177	—
Due to affiliates	555,742	2,000,000
Accounts payable and accrued expenses	3,585,180	1,331,609
Total current liabilities	$8,134,099	$31,196,719
Long-term liabilities
Long-term debt, net of discounts	$85,700,786	$—
Total long-term liabilities	$85,700,786	$—

Asset Retirement Obligation	5,536,182	—
Fair value of derivatives	37,652,634	—
Total Liabilities	$137,023,701	$31,196,719

Redeemable Preferred stock - Series C, authorized 98,751.823 shares; $0.01 stated value, voting, redeemable at $0.01; 98,751.823 shares issued and outstanding at December 31, 2013 and none at June 30, 2013	$988	$—
Stockholders’ equity (deficit):
Preferred stock - $.01 par value; authorized 10,000,000 shares;
Preferred stock - 8% Series A, authorized 165,000 shares $100 stated value, voting, redeemable at $120, convertible at $1.20 per common share, canceled February 2014	$—	$1,181
Additional paid-in capital - Preferred Stock - Series A (see Note D)	—	11,810,119
Preferred stock - 9.5% Series B, authorized 35,000 shares $1,000 stated value, voting, convertible at $0.50 per common share; with 16,162 outstanding at December 31, 2013 and none at June 30, 2013	162	—
Additional paid-in capital - Preferred Stock - Series B (see Note D)	15,112,624	—
Common stock - $.05 par value; authorized 120,000,000 shares; issued and outstanding 77,505,908 shares at December 31, 2013 and 77,360,908 shares at June 30, 2013	3,875,295	3,868,047
Additional paid-in capital - Common Stock	63,730,455	56,910,545
Accumulated deficit	(79,052,339)	(85,757,066)
Total stockholders’ equity (deficit)	3,666,197	(13,167,174)
	$140,690,886	$18,029,545

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

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$7,326,312	$(2,202,471)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	3,617,165	1,786,808
Gain on acquisition of assets at fair market value	(22,238,000)
Unrealized loss on derivative contracts	6,847,088	—
Stock issued for compensation	50,748	17,366
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	(2,954,363)	1,878,716
(Increase) decrease in other prepaid expenses	(387,962)	1,089
Increase (decrease) in accounts payable and accrued liabilities	2,225,472	(704,507)
Increase (decrease) in due to affiliates	557,420	(29,674)
Net cash provided (used) by operating activities	$(4,956,120)	$747,327
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(9,906,102)	(211,609)
Prepaid drilling costs	(2,964,342)	—
Increase (decrease) in capital portion of due to affiliates	—	1,602
Purchase of office equipment	(7,260)	(1,807)
Decrease (increase) in deposit on proposed acquisitions	2,300,000	—
Reimbursement of advances on development costs	—	10,079,583
Net cash paid for acquisitions of properties	(59,581,284)	—
Net cash provided (used) by investing activities	$(70,158,988)	$9,867,769
Cash flows from financing activities:
Proceeds from long-term debt	71,418,321	—
Proceeds from derivative contracts	35,091,536
Increase in restricted cash	(5,000,000)
Repayment of advances from affiliates	(2,000,000)	—
Payment of long-term debt	(5,000,000)	(9,134,890)
Loan costs incurred and other	(4,380,663)	—
Net cash provided (used) by financing activities	$90,129,194	$(9,134,890)
Net increase (decrease) in cash and cash equivalents	$15,014,086	$1,480,206
Cash and cash equivalents:
Beginning of period	260,576	275,527
End of period	$15,274,662	$1,755,733
Other information:
Cash interest paid on debt	$3,730,961	$844,317
Non-cash investing and financing activities:
Issuance of preferred stock in connection with acquisition of properties	708,000	—
Note payable and accrued interest due to affiliate converted to preferred stock	2,114,986	—
Increase in prepaid drilling credit for acquisition and development of oil and gas properties	—	562,325
Fair value of warrants issued in connection with debt	7,107,686	—
Fair value of change in warrant exercise price	56,244
Forgiveness of accrued dividends	243,000
Preferred stock dividends accrued	621,589	453,300
Conversion of accrued dividend to preferred stock	235,500	217,100

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

Note B — Acquisition of Properties

Acquisition of Properties from Gastar

On October 2, 2013, the Company consummated the transactions contemplated by the Purchase and Sale Agreement dated as of April 19, 2013 (the “Gastar Agreement”) with Gastar Exploration Texas, LP (“Gastar”) and Gastar Exploration USA, Inc.  Pursuant to the Gastar Agreement, the Company acquired proved reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The acquired properties include approximately 17,400 net acres of leasehold interests.  The acquisition price paid by the Company at closing was $39,118,830, following various adjustments set forth in the Gastar Agreement, and net of the various deposits paid prior to the closing date. For purposes of allocating revenues and expenses and capital costs between Gastar and us, such amounts we netted effective January 1, 2013 and have been recorded as an adjustment to the purchase price.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

(Unaudited)

The Company utilized relevant market assumptions to determine fair value and allocate the purchase price, such as future commodity prices, projections of estimated natural gas and oil reserves, expectations for future development and operating costs, projections of future rates of production, expected recovery rates and market multiples for similar transactions. The Company's assessment of the fair value of the properties acquired from Tauren, along with consideration of data prepared by third party, resulted in a fair market valuation of $26,946,000. As a result of incorporating the valuation information into the purchase price allocation, a bargain purchase gain of $22,238,000 was recognized. Because the fair market value of the acquired properties was determined to be in excess of the consideration paid, in accordance with the provisions of ASC 805-30-25-4, the Company reassessed whether it had fully identified all of the assets and liabilities obtained in the acquisition.  Further, it instructed certain of its advisors to do the same.  As part of its reassessment, the Company also reevaluated the consideration transferred and whether there were any non-controlling interests in the acquired property.  No additional assets or liabilities were identified.  The consideration transferred consisted of cash and preferred stock; no additional consideration was given, including any such consideration as contemplated by ASC 805-30-30-7.  The Company had a valuation of the preferred stock performed by our advisors.  It revisited the terms, assumptions and conditions used in that valuation and found that the preferred stock was appropriately valued.  The Company also determined that there were no non-controlling interests in the acquired property. The bargain purchase gain was primarily attributable to the non-strategic nature of the divestiture to the seller, coupled with favorable economic trends in the industry and the geographic region in which the acquired properties are located. The Company believes the estimates used in the fair market valuation and purchase price allocation are reasonable and that the significant effects of the acquisition are properly reflected.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

(Unaudited)

Series C Redeemable Voting Preferred Stock — The Series C Redeemable Voting Preferred Stock has a stated value of $0.01 per share.  The holders of Series C Voting Preferred Stock are entitled to vote, together with the holders of our common stock, as a single class with respect to all matters presented to holders of common stock.  The holders of Series C Redeemable Voting Preferred Stock are entitled, in the aggregate, to a number of votes equal to the number of shares of common stock that would be issuable upon the exercise of all of the outstanding Class A Warrants and Class B Warrants (as defined below) on a Full Physical Settlement basis (as defined in the Warrant and Preferred Stock Agreement).  The holders of Series C Redeemable Voting Preferred Stock are not entitled to receive any dividends.  The Series C Redeemable Voting Preferred Stock may be redeemed at the option of the holders thereof at any time at the stated value per share. There were 98,751.823 shares of Series C preferred stock issued and outstanding as of December 31, 2013.

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

The Company also issued an aggregate of 98,751.823 shares of Series C Redeemable Voting Preferred Stock to certain purchasers of the Notes and their affiliates (the “Investors”). The holders of the Series C Redeemable Voting Preferred Stock are entitled to vote, together with holders of Common Stock, as a single class with respect to all matters presented to holders of Common Stock of the Company.  The holders of Series C Redeemable Voting Preferred Stock are entitled, in the aggregate, to a number of votes equal to the number of shares of Common Stock that would be issuable upon the exercise of all outstanding Warrants on a Full Physical Settlement basis (as defined in the Warrant and Preferred Stock Agreement).  The holders of Series C Redeemable Voting Preferred Stock are not entitled to receive any dividends from the Company.  Shares of the Series C Redeemable Voting Preferred Stock have a par value of $0.01 per share and may be redeemed at the option of the holders thereof at any time. The Series C Redeemable Voting Preferred has an aggregate stated value of approximately $988. The Series C Redeemable Voting Preferred Stock votes on all matters submitted for shareholder approval.

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

Note H — Derivative Instruments and Hedging Activity

From time to time, we utilize commodity derivatives to attempt to reduce exposure to fluctuations in the price of crude oil and natural gas. A description of the Company’s derivative financial instruments is provided below:

Fixed price swaps	The Company receives a fixed price for the contract and pays a floating market price to the counterparty.

Fixed price call options

The Company sells fixed price call options in exchange for a premium. At the time of settlement, if the market price exceeds the fixed price of the call option, the Company pays the counterparty such excess on sold fixed price call options. If the market price settles below the fixed price of the call option, no payment is due from either party.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

(Unaudited)

On October 2, 2013, the Company, through its subsidiary Cubic Asset, entered into a Fixed Price Swap arrangement. Under the terms of the Fixed Price Swap arrangement, Cubic Asset sold calls to a third party covering approximately 18,000 barrels of oil at a price of $92 per barrel. The scheduled volumes subject to the calls sold relate to production months from November 2013 through October 2016. Cubic Asset is subject to the price risks associated with product price increases above the specified fixed prices. This third parties have a junior lien position on both of the assets of Cubic Asset and Cubic Louisiana. Cubic Asset is using swaps to hedge some of its natural gas production. Cubic Asset receives the fixed price and pays the third party the floating market price during the applicable production month for the amount of production subject to the call

All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses as well as realized gains and losses related to contract settlements are presented in the statement of operations as a gain or (loss) on derivatives. For the three and six months ended December 31, 2013, the Company reported a net loss of $6,913,622 in the condensed consolidated statement of operations related to its commodity derivative instruments.

As of December 31, 2013, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Strike Price
		In MMBtu
2014	Call Option	10,000	9,733,236	$3.90
2015	Call Option	15,000	10,696,392	$3.70
2016	Call Option	20,000	11,056,752	$3.65
2017	Call Option	25,000	11,184,600	$3.55
2018	Call Option	25,000	8,252,340	$3.45

As of December 31, 2013, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Strike Price
		In Bbls
2014	Fixed Price Swap	23	8,268	$92.00
2015	Fixed Price Swap	15	5,532	$92.00
2016	Fixed Price Swap	8	2,900	$92.00

2014	Call Option	289	105,624	$90.00
2015	Call Option	312	113,952	$80.00
2016	Call Option	361	131,796	$80.00
2017	Call Option	328	119,868	$80.00
2018	Call Option	218	79,452	$80.00

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

(Unaudited)

Oil derivatives. Our oil derivatives are swap and call option contracts for notional Bbls of oil at interval NYMEX oil index prices.  The asset and liability values attributable to our oil derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX future quotes for oil index prices, (iii) the applicable estimated credit-adjusted risk free rate curve, and (iv) the implied rate of volatility inherent in the swap and call option contracts.  The implied rates of volatility were determined based on average NYMEX oil index prices.

Natural gas derivatives. Our natural gas derivatives are option contracts for notional MMBtu of natural gas at NYMEX Penultimate index prices. The asset and liability values attributable to our natural gas derivatives as of the reporting period are based on (i) the contracted notional volumes and (ii) the applicable credit-adjusted risk-free rate curve and implied rate of volatility inherent in the call option contracts.

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated balance sheet and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments
	Derivative Assets(Liabilities)
		Fair Value
	Balance Sheet Location	December 31, 2013	December 31, 2012
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Assets	$—	$—
Commodity derivative contracts	Current Liabilities	(3,993)	—
Commodity derivative contracts	Long-term Liabilities	(37,653)	—
Total derivatives not designated as hedging instruments		$(41,646)	$—

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended
	Recoginized in Income of Derivatives	December 31, 2013	December 31, 2012
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Loss on derivatives	$(6,913)	$—
Total derivatives not designated as hedging instruments		$(6,913)	$—

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

(Unaudited)

(in thousands, except prices)	Volume Mmbtus/Bbls (in thousands)	Fair Value per MMBtu / Bbl	Fair value at December 31, 2013 (in thousands)
Natural gas:

Call Options:
2014	9,733	$0.35	$3,432
2015	10,696	$0.61	$6,541
2016	11,057	$0.71	$7,805
2017	11,185	$0.84	$9,421
2018	8,252	$1.04	$8,588
Total natural gas			$35,787

Oil:
Swaps:
2014	8,268	4.55	$38
2015	5,532	(3.14)	$(17)
2016	2,900	(7.50)	$(21)

Call Options:
2014	106	$5.31	$561
2015	114	$10.91	$1,244
2016	132	$11.75	$1,549
2017	120	$12.23	$1,467
2018	79	$13.07	$1,038
Total oil			$5,859
Total oil and natural gas derivatives			$41,646

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

(Unaudited)

Note I — Asset Retirement Obligations

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

Note J — Lease Operating Expenses

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

Note K — Related Party Transactions

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

Note L — Subsequent Events

On January 1, 2014, the Company paid $37,227 of cash to its four non-management directors.  Such amount was expensed upon issuance to compensation expense.

Note M — Liquidity

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

We are subject to price fluctuations for natural gas and crude oil. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Reductions in crude oil, natural gas and natural gas liquids prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. Any reduction in reserves, including reductions due to price fluctuations, can adversely affect our liquidity and our ability to obtain capital for our acquisition and development activities. We entered into a Call Option Structured Derivative (see Note H) agreement that provided $35 million of the financing needed to consummate the transactions, on October 2, 2013. This was strictly a financing tool and not intended to manage the commodity price risk for any portion of our production. However, the Company faces a risk related to the strike prices of these call options, which were $3.65 per Mmbtu for the 2013 calendar year, $3.90 per Mmbtu for the 2014 calendar year, and a to be determined price for calendar years 2015 through 2018, for natural gas, and $80 per barrel for the 2013 calendar year, $90 per barrel for the 2014 calendar year, and a to be determined price for calendar years 2015 through 2018, for oil. If the call options are exercised because the commodity price is above the stated strike price, we would owe a third party the difference between the stated strike price and the actual selling price of the respective commodities. If the selling price is lower than our stated strike price, it is expected that the option would expire unexercised and we would not owe any amount to the third party.

Interest Rate Risk

As of December 31, 2013, we had an aggregate of $85,700,786 (net of discounts) of long-term debt outstanding under our Credit Facility with WFEC and the Notes. The WFEC revolving credit facility, with borrowings of $24,880,936, bears interest at the prime rate plus 2.0% and the Notes, in the aggregate principal amount of $66,000,000, bear interest rate of 15.5% (interest payments are comprised of 7% cash and 8.5% in additional Notes for the first six months from October 2, 2013, then interest payments are all cash), respectively. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned WFEC borrowings outstanding at December 31, 2013, a 100 basis point change in interest rates would change our annual interest expense by approximately $248,809. We had no interest rate derivatives during the second quarter of fiscal 2014.

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

CUBIC ENERGY, INC.
(Registrant)

Date: May 9, 2014	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: May 9, 2014	By:	/s/ Larry G. Badgley
Larry G. Badgley, Vice President, Finance and Compliance (acting principal financial and accounting officer)