Form 10-Q
period 2014-03-31
CUBIC ENERGY INC
filed 2014-05-15
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2014

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

As of May 7, 2014, the registrant had 77,505,908 shares of common stock, $0.05 par value, outstanding.

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

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements in the “Risk Factors” section of our Annual Report on Form 10-K/A for our fiscal year ended June 30, 2013 and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Cubic Energy, Inc.

We have reviewed the accompanying condensed consolidated balance sheet as of March 31, 2014, and the related condensed consolidated statements of operations for the three and nine month periods ended March 31, 2014 and 2013, and of cash flows for the nine month periods ended March 31, 2014 and 2013, of Cubic Energy, Inc. These financial statements are the responsibility of the Company’s management.

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

PHILIP VOGEL & CO., PC

/s/ Philip Vogel & Co., PC
Certified Public Accountants
Dallas, Texas
May 15, 2014

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2014 (unaudited)	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$9,357,481	$260,576
Accounts receivable - trade	2,673,630	586,174
Due from affiliate	—	1,678
Other prepaid expenses	514,952	156,892
Total current assets	12,546,063	1,005,320
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	127,502,430	33,828,079
Unproven properties	9,331,147	—
Office and other equipment	47,810	30,227
Property and equipment, at cost	136,881,387	33,858,306
Less accumulated depreciation, depletion and amortization	24,860,672	19,134,081
Property and equipment, net	112,020,715	14,724,225
Other assets:
Cash restricted under loan agreement	5,000,000	—
Deferred loan costs, net	3,405,663	—
Prepaid drilling costs	1,171,106
Acquisition costs - deposits	—	2,300,000
Total other assets	9,576,769	2,300,000

Total assets	$134,143,547	$18,029,545

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Notes payable - WFEC - term note	$—	$5,000,000
Note payable - WFEC - revolver	—	20,865,110
Notes payable - due to affiliate	—	2,000,000
Fair value of derivatives	5,949,967	—
Due to affiliates	597,253	2,000,000
Accounts payable and accrued expenses	3,744,190	1,331,609
Total current liabilities	10,291,410	31,196,719
Long-term liabilities
Long-term debt, net of discounts	87,721,907	—
Total long-term liabilities	87,721,907	—
Asset retirement obligation	5,623,110	—
Fair value of derivatives	38,325,396	—
Total liabilities	141,961,823	31,196,719

Redeemable preferred stock - Series C, authorized 98,751.823 shares; $0.01 stated value, voting, redeemable at $0.01; 98,751.823 shares issued and outstanding at March 31, 2014 and none at June 30, 2013	988	—
Stockholders’ equity (deficit):
Preferred stock - $.01 par value; authorized 10,000,000 shares;
Preferred stock - 8% Series A, authorized 165,000 shares $100 stated value, voting, redeemable at $120, convertible at $1.20 per common share, canceled February 2014	—	1,181
Additional paid-in capital - preferred stock - Series A (see Note D)	—	11,810,119
Preferred stock 9.5% Series B, authorized 35,000 shares $1,000 stated value, voting, convertible at $0.50 per common share; with 16,540.589 outstanding at March 31, 2014 and none at June 30, 2013	165	—
Additional paid-in capital - preferred stock - Series B (see Note D)	15,491,210	—
Common stock - $.05 par value; authorized 120,000,000 shares; issued and outstanding 77,505,908 shares at March 31, 2014 and 77,360,908 shares at June 30, 2013	3,875,295	3,868,047
Additional paid-in capital - common stock	63,730,455	56,910,545
Accumulated deficit	(90,916,389)	(85,757,066)
Total stockholders’ equity (deficit)	(7,819,264)	(13,167,174)
	$134,143,547	$18,029,545

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenues:
Oil and gas sales	$4,927,024	$968,980	$10,841,391	$3,012,016
Total revenues	$4,927,024	$968,980	$10,841,391	$3,012,016
Costs and expenses:
Oil and gas production, operating and development costs	3,105,635	325,906	6,409,143	1,579,221
Accretion of asset retirement obligations	86,928	—	173,856	—
General and administrative expenses	1,444,340	562,692	3,953,682	1,581,451
Depreciation, depletion and non-loan-related amortization	2,685,149	751,075	5,726,591	2,537,883
Total operating costs and expenses	7,322,052	1,639,673	16,263,272	5,698,555
Operating income (loss)	(2,395,028)	(670,693)	(5,421,881)	(2,686,539)

Non-operating income (expense):
Other income	3,933	536	9,427	666,074
Interest expense, including amortization of loan discount	(3,475,967)	(1,258,240)	(8,166,410)	(2,110,403)
Loss on derivatives (Note-H)	(5,308,310)	—	(12,221,932)	—
Gain on acquisition of assets at fair market value	—	—	22,238,000	—
Amortization of loan costs	(301,217)	(260,000)	(587,481)	(260,000)
Total non-operating expense	(9,081,561)	(1,517,704)	1,271,604	(1,704,329)
Income (loss) before income taxes	(11,476,589)	(2,188,397)	(4,150,277)	(4,390,868)
Provision for income taxes	—	—	—	—
Net income (loss)	$(11,476,589)	$(2,188,397)	$(4,150,277)	$(4,390,868)
Dividends on preferred shares	(387,458)	(228,500)	(1,009,047)	(681,800)

Net income (loss) available to common stockholders	$(11,864,047)	$(2,416,897)	$(5,159,324)	$(5,072,668)

Net income (loss) per common share - basic and diluted	$(0.15)	$(0.03)	$(0.07)	$(0.06)

Weighted average common shares outstanding	77,505,908	77,265,047	77,479,184	77,232,049

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(4,150,277)	$(4,390,868)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	7,485,162	3,440,043
Gain on acquisition of assets at fair market value	(22,238,000)	—
Accretion of asset retirement obligation	173,856	—
Unrealized loss on derivative contract	10,093,960	—
Stock options issued for compensation	—	15,223
Board of directors cash for compensation	50,748	17,366
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	(2,798,138)	1,847,125
(Increase) decrease in other prepaid expenses	(358,060)	28,578
Increase (decrease) in accounts payable and accrued liabilities	2,375,610	(709,170)
Increase (decrease) in due to affiliates	239,878	8,016
Net cash provided (used) by operating activities	$(9,125,261)	$256,313
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(14,231,350)	(431,843)
Prepaid drilling costs	(1,171,106)	—
Increase (decrease) in capital portion of due to affiliates	359,053	1,602
Purchase of office equipment	(17,583)	(1,807)
Decrease (increase) in deposit on proposed acquisitions	2,300,000	0
Reimbursement of advances on development costs	—	10,079,583
Net cash paid for acquisitions of properties	(59,668,212)	—
Net cash provided (used) by investing activities	$(72,429,198)	$9,647,535
Cash flows from financing activities:
Proceeds from long-term debt	72,850,624	—
Proceeds from derivative contract	35,091,536	—
Increase in restricted cash	(5,000,000)	—
Repayment of advances from affiliates	(2,000,000)	—
Payment of long-term debt	(5,000,000)	(9,134,890)
Settlement costs paid under derivative contract	(910,133)	—
Loan costs incurred and other	(4,380,663)	(260,000)
Net cash provided (used) by financing activities	$90,651,364	$(9,394,890)
Net increase (decrease) in cash and cash equivalents	$9,096,905	$508,958
Cash and cash equivalents:
Beginning of period	260,576	275,527
End of period	$9,357,481	$784,485
Other information:
Cash interest paid on debt	$6,386,785	$1,208,250
Non-cash investing and financing activities:
Issuance of preferred stock in connection with acquisition of properties	708,000	—
Note payable and accrued interest due to affiliate converted to preferred stock	2,114,986	—
Increase in prepaid drilling credit for acquisition and development of oil and gas properties	—	562,325
Fair value of warrants issued in connection with debt	7,108,674	—
Fair value of change in warrant exercise price	56,244
Forgiveness of accrued dividends	243,000
Preferred stock dividends accrued	1,009,047	681,800
Conversion of accrued dividend to preferred stock	614,088	670,400

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

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

Note B — Acquisition of Properties

Acquisition of Properties from Gastar

On October 2, 2013, the Company consummated the transactions contemplated by the Purchase and Sale Agreement dated as of April 19, 2013 (the “Gastar Agreement”) with Gastar Exploration Texas, LP (“Gastar”) and Gastar Exploration USA, Inc.  Pursuant to the Gastar Agreement, the Company acquired proved reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The acquired properties include approximately 17,400 net acres of leasehold interests.  The acquisition price paid by the Company at closing was $39,118,830, following various adjustments set forth in the Gastar Agreement, and net of the various deposits paid prior to the closing date.  For purposes of allocating revenues and expenses and capital costs between Gastar and us, such amounts were netted effective January 1, 2013 and have been recorded as an adjustment to the purchase price.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

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

		Gastar Acquired	Navasota Acquired	Tauren Acquired
Purchase Price Allocation - ($000’s)	Total	Properties	Properties	Properties
Assets acquired:
Unproved oil and natural gas properties	$7,101	$6,029	$1,072	$—
Proved developed and undeveloped oil and natural gas properties	$93,322	$45,074	21,302	26,946
Liabilities assumed:
Asset retirement obligations	5,449	3,633	1,816	—
Net assets acquired	$94,974	$47,470	$20,558	$26,946

	Nine Months		Three Months
	Ended March 31,		Ended March 31,
*Pro forma Results of Operations	2014	2013	2014	2013
Oil and natural gas revenues	$14,676,233	$16,079,533	$4,927,024	$5,299,903
Net income (loss)	$(2,300,038)	$1,072,733	$(11,476,589)	$(149,689)
Basic earnings (loss) per share	$(0.030)	$0.014	$(0.149)	$(0.002)
Diluted earnings (loss) per share	$(0.030)	$0.006	$(0.149)	$(0.002)

* Pro forma Results of Operations include direct revenues and expenses from all acquired properties (i.e. Gastar, Navasota and Tauren), and revenues and net loss for Cubic during the respective periods.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

The Company utilized relevant market assumptions to determine fair value and allocate the purchase price, such as future commodity prices, projections of estimated natural gas and oil reserves, expectations for future development and operating costs, projections of future rates of production, expected recovery rates and market multiples for similar transactions. The Company’s assessment of the fair value of the properties acquired from Tauren, along with consideration of data prepared by a third party, resulted in a fair market valuation of $26,946,000. As a result of incorporating the valuation information into the purchase price allocation, a bargain purchase gain of $22,238,000 was recognized. Because the fair market value of the acquired properties was determined to be in excess of the consideration paid, in accordance with the provisions of ASC 805-30-25-4, the Company reassessed whether it had fully identified all of the assets and liabilities obtained in the acquisition.  Further, it instructed certain of its advisors to do the same.  As part of its reassessment, the Company also reevaluated the consideration transferred and whether there were any non-controlling interests in the acquired property.  No additional assets or liabilities were identified.  The consideration transferred consisted of cash and preferred stock; no additional consideration was given, including any such consideration as contemplated by ASC 805-30-30-7.  The Company had a valuation of the preferred stock performed by our advisors.  It revisited the terms, assumptions and conditions used in that valuation and found that the preferred stock was appropriately valued.  The Company also determined that there were no non-controlling interests in the acquired property. The bargain purchase gain was primarily attributable to the non-strategic nature of the divestiture to the seller, coupled with favorable economic trends in the industry and the geographic region in which the acquired properties are located. The Company believes the estimates used in the fair market valuation and purchase price allocation are reasonable and that the significant effects of the acquisition are properly reflected.

Note C — Summary of Significant Account Policies:

Basis of presentation

The accounting policies followed by the Company are set forth in the Company’s financial statements that are a part of its Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of March 31, 2014, and for the three and nine month periods ended March 31, 2014, and 2013, are unaudited, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

Potential dilutive securities (e.g., preferred stock, stock warrants and convertible debt) have been considered, but because the Company reported a net loss in the three and nine month periods ended March 31, 2014 and 2013, their effects would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding was 77,505,908 and 77,265,047 for the quarters ended March 31, 2014 and 2013, respectively, and 77,479,184 and 77,232,049 for the nine month periods ended March 31, 2014 and 2013, respectively.

Note D — Stockholders’ Equity:

Stock issuances

In August 2009, the Company entered into Subscription and Registration Rights Agreements with certain investors pursuant to which the Company issued an aggregate of 2,104,001 shares of common stock and warrants exercisable into 1,052,000 shares of common stock. The remaining August 2009 unexercised warrants are currently exercisable into 787,294 shares of common stock at $0.6747 per share and expire July 31, 2014.

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

The board of directors has established three series of preferred stock, one of which has been canceled:

Series A Convertible Preferred Stock — The Series A Convertible Preferred Stock had a stated value of $100 per share, was entitled to dividends in the amount of 8% per annum, was convertible into the common stock at $1.20 per share of common stock and was redeemable by the Company at $120 per share. The Series A convertible preferred stock was canceled in February 2014.

Series B Convertible Preferred Stock — The Series B Convertible Preferred Stock has a stated value of $1,000 per share, is entitled to dividends in the amount of 9.5% per annum and is convertible into our common stock at $0.50 per share of common stock.  The holders of the Series B Convertible Preferred Stock are entitled to vote (on an as-converted basis), together with holders of common stock, as a single class with respect to all matters presented to holders of common stock.  As of March 31, 2014, there were 16,540.589 shares of Series B Convertible Preferred Stock outstanding.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

Series C Redeemable Voting Preferred Stock — The Series C Redeemable Voting Preferred Stock has a stated value of $0.01 per share.  The holders of Series C Redeemable Voting Preferred Stock are entitled to vote, together with the holders of our common stock, as a single class with respect to all matters presented to holders of common stock.  The holders of Series C Redeemable Voting Preferred Stock are entitled, in the aggregate, to a number of votes equal to the number of shares of common stock that would be issuable upon the exercise of all of the outstanding Class A Warrants and Class B Warrants (as defined below) on a Full Physical Settlement basis (as defined in the Warrant and Preferred Stock Agreement).  The holders of Series C Redeemable Voting Preferred Stock are not entitled to receive any dividends.  The Series C Redeemable Voting Preferred Stock may be redeemed at the option of the holders thereof at any time at the stated value per share. There were 98,751.823 shares of Series C preferred stock issued and outstanding as of March 31, 2014.

Conversion of Wallen Note and Series A Convertible Preferred Stock into Series B Convertible Preferred Stock

The Company entered into and consummated the transactions contemplated by a Conversion and Preferred Stock Purchase Agreement dated as of October 2, 2013 (the “Conversion Agreement”) with Calvin A. Wallen III, the Company’s Chairman, President and Chief Executive Officer and Langtry Mineral & Development, LLC, an entity controlled by Mr. Wallen (“Langtry”). Pursuant to the terms of the Conversion Agreement, (a) Langtry was issued 12,047 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $12,047,000, in exchange for the cancellation of all of the issued and outstanding shares of Series A Convertible Preferred Stock held by Langtry and (b) Mr. Wallen was issued 2,115 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $2,115,000, in exchange for the cancellation of a promissory note payable to Mr. Wallen in the principal amount of $2,000,000, plus $114,986 of accrued and unpaid interest. No gain or loss was recognized as a result of this conversion.

Issuance of Warrants and Series C Redeemable Voting Preferred Stock

Pursuant to the terms of a Warrant and Preferred Stock Agreement, dated as of October 2, 2013, and in connection with the issuance and sale of the Notes under the Note Purchase Agreement (see Note F), the Company issued certain warrants.  The Company issued warrants exercisable for (a) an aggregate of 65,834,549 shares of Common Stock, at an exercise price of $0.01 per share (the “Class A Warrants”), and (b) an aggregate of 32,917,274 shares of Common Stock, at an exercise price of $0.50 per share (the “Class B Warrants”, and together with the Class A Warrants, the “Warrants”). The warrants were recorded as deferred loan costs and will be amortized over the three year term of the Notes (see Note F).

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

The Series C Redeemable Voting Preferred has an aggregate stated value of approximately $988. The Series C Redeemable Voting Preferred Stock votes on all matters submitted for shareholder approval.

Stock and option grants

On January 14, 2011, the Company granted stock options, under the 2005 Stock Option Plan (the “Plan”), for the purchase of an aggregate of 288,667 shares of Company common stock to its Chief Financial Officer at that time, Larry G. Badgley.  These options have an exercise price of $1.20 per share and expire five years from their issue date.  One option, for the purchase of 15,667 shares, was fully vested upon grant.  The other option, for the purchase of 273,000 shares vested on October 1, 2012. We estimated the fair value of the options on the date of grant using the Black-Scholes valuation model to be $100,997.  There has been no charge to compensation expense for the three month period ending March 31, 2014, and none since October 2012, at which time the option was fully vested.

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

The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. Information regarding activity for stock options under the Plan is as follows:

		Weighted-average	Weighted-average	Aggregate
		exercise price per	remaining contractual	intrinsic
	Number of shares	share	term (years)	value

Outstanding, June 30, 2013	288,667	$1.20
Options granted	—	—
Options exercised	—	—
Options forfeited/expired	—	—

Outstanding, March 31, 2014	288,667	1.20	1.50	$—

Exercisable, March 31, 2014	288,667	$1.20	1.50	$—

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

The Company recorded no impairment loss on oil and gas properties for the three or nine months ended March 31, 2014 or 2013.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

Note F — Long-term debt:

Senior Secured Notes Financing

The Company entered into a Note Purchase Agreement dated October 2, 2013, pursuant to which the Company issued an aggregate of $66.0 million of notes due October 2, 2016 (the “Notes”) to certain Investors.  The Notes bear interest at the rate of 15.5% per annum, in cash, payable quarterly; provided, however, that interest for the first six months following the closing was paid 7.0% per annum in cash and 8.5% per annum in additional Notes.  The indebtedness under the Note Purchase Agreement is secured by substantially all of the assets of the Company, including a first priority lien over all of the assets of the Company, Cubic Asset and Cubic Asset Holding and a second priority lien over all of the assets of Cubic Louisiana and Cubic Louisiana Holding. Under the Note Purchase Agreement, the Company must maintain a $10,000,000 minimum cash balance from December 31, 2014 through October 2, 2016.

The Company allocated the proceeds from the issuance of the Notes to the Warrants and the Notes, based on their relative fair market values at the date of issuance. The value assigned to the Class A Warrants was $5,627,861 and the value assigned to the Class B Warrants was $1,479,825, both of which were recorded as an increase in additional paid-in capital relating to common stock. The assignment of a fair value to the Warrants resulted in a loan discount being recorded. The discount will be amortized over the original three-year term of the Notes as additional interest expense.  Amortization for the three months and nine months ended March 31, 2014 was $584,193 and $1,161,896, respectively. Because the Notes were issued on October 2, 2013, no amortization during the prior year periods was recorded.

Cubic incurred loan costs of $3,598,395 on the issuance of the Notes and Warrants. The amount allocable to the debt of $3,210,876 has been capitalized and will be amortized over the original term of the Notes. Amortization for the three and nine months ended March 31, 2014 was $263,908 and $524,833, respectively. Because the Notes and the Warrants were issued on October 2, 2013, no amortization during the prior year periods was recorded.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

During the nine month period ended March 31, 2014, the Company borrowed $4,015,826 under the revolving credit facility for two new natural gas wells drilled and completed by EXCO, leaving a maximum of $5,984,174 available for future borrowing. Interest expense for the quarters ended March 31, 2014 and 2013 was $288,009 and $356,079, respectively, and for the nine-months ended March 31, 2014 and 2013 it was $907,104 and $1,143,555, respectively.

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

In addition, an entity controlled by Mr. Wallen advanced the Company $2,000,000, as of June 30, 2013 to provide short-term working capital and an additional $2,500,000 during the quarter ended September 30, 2013 to fund additional deposits and fees paid for extensions needed to consummate the transactions that were consummated on October 2, 2013. The Company accrued costs associated with these advances totaling $896,667, which is included in interest expense for the nine month period ended March 31, 2014.  These advances along with the additional costs accrued were re-paid on October 2, 2013.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

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

Level 3 instruments are commodity costless collars, index swaps, basis and fixed price swaps and put and call options to hedge natural gas, oil and NGLs price risk. At each balance sheet date, the Company performs an analysis of all applicable instruments and includes in Level 3 all of those whose fair value is based on significant unobservable inputs. The fair values derived from counterparties and third-party brokers are verified by the Company using publicly available values for relevant NYMEX futures contracts and exchange traded contracts for each derivative settlement location. Although such counterparty and third-party broker quotes are used to assess the fair value of its commodity derivative instruments, the Company does not have access to the specific assumptions used in its counterparties’ valuation models. Consequently, additional disclosures regarding significant Level 3 unobservable inputs were not provided and the Company does not currently have sufficient corroborating market evidence to support classifying these contracts as Level 2 instruments.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

Transfers between levels are recognized at the end of the reporting period. There were no transfers between levels during the 2013 and 2014 periods.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014:

	Fair value as of March 31, 2014
	Level 1	Level 2	Level 3	Total

Derivative financial instruments -Assets
Derivative financial instruments - Liabilities
Oil and natural gas derivative financial instruments	—	—	44,275,363	44,275,363
Total	$—	$—	$44,275,363	$44,275,363

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

If the market price during the applicable production month is above the applicable strike price, Cubic Asset would be required to pay the third party the difference between the market price and strike price for the amount of production subject to the call.  This arrangement does not hedge the Company’s risk associated with product price decreases.

On October 2, 2013, the Company, through its subsidiary Cubic Asset, entered into a Fixed Price Swap arrangement. Under the terms of the fixed price swap arrangement, Cubic Asset sold calls to a third party covering approximately 18,000 barrels of oil at a price of $92 per barrel. The scheduled volumes subject to the calls sold relate to production months from November 2013 through October 2016. Cubic Asset receives the fixed price and pays the third party the floating market price during the applicable production month for the amount of production subject to the call. Cubic Asset is subject to the price risks associated with product price increases above the specified fixed prices. This third party has a junior lien position on both of the assets of Cubic Asset and Cubic Louisiana.

All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses as well as realized gains and losses related to contract settlements are presented in the statement of operations as a gain or (loss) on derivatives. For the three and nine months ended March 31, 2014, the Company reported losses of $5,308,310 and $12,221,932 respectively, in the condensed consolidated statement of operations related to its commodity derivative instruments.

As of March 31, 2014, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Strike Price
		In MMBtu
2014	Call Option	26,666	7,299,927	$3.90
2015	Call Option	29,305	10,696,392	$3.70
2016	Call Option	30,292	11,056,752	$3.65
2017	Call Option	30,643	11,184,600	$3.55
2018	Call Option	22,609	8,252,340	$3.45

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

As of March 31, 2014, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Strike Price
		In Bbls
2014	Fixed Price Swap	23	6,201	$92.00
2015	Fixed Price Swap	15	5,532	$92.00
2016	Fixed Price Swap	8	2,900	$92.00

2014	Call Option	289	79,218	$90.00
2015	Call Option	312	113,952	$80.00
2016	Call Option	361	131,796	$80.00
2017	Call Option	328	119,868	$80.00
2018	Call Option	218	79,452	$80.00

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

Natural gas derivatives. Our natural gas derivatives are option contracts for notional MMcf of natural gas at NYMEX penultimate index prices. The asset and liability values attributable to our natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes and (ii) the applicable credit-adjusted risk-free rate curve and (iii) the implied rate of volatility inherent in the call option contracts. The implied rates of volatility were determined based on average NYMEX penultimate index prices.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated balance sheet and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments
	Derivative Assets(Liabilities)
		Fair Value
	Balance Sheet Location	March 31, 2014	March 31, 2013

Derivatives not designated as hedging instruments
Commodity derivative contracts	Assets	$—	$—
Commodity derivative contracts	Current Liabilities	(5,949,967)	—
Commodity derivative contracts	Long-term Liabilities	(38,325,396)	—
Total derivatives not designated as hedging instruments		$(44,275,363)	$—

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended
	Recoginized in Income of Derivatives	March 31, 2014	March 31, 2013

Derivatives not designated as hedging instruments
Commodity derivative contracts	Loss on derivatives	$(12,221,932)	$—
Total derivatives not designated as hedging instruments		$(12,221,932)	$—

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

	Volume MMBtus/Bbls	Fair Value per MMBtu or Barrel	Fair value at March 31, 2014
Natural gas:

Call Options:
2014	7,299,927	$0.44	$3,237,751
2015	10,696,392	$0.66	$7,040,561
2016	11,056,752	$0.77	$8,551,013
2017	11,184,600	$0.89	$9,931,795
2018	8,252,340	$1.09	$8,967,453
Total natural gas			$37,728,573

Oil:
Swaps:
2014	6,201	$5.09	$31,538
2015	5,532	$(1.84)	$(10,178)
2016	2,900	$(6.23)	$(18,066)
			$3,294
Call Options:
2014	79,218	$7.06	$558,937
2015	113,952	$12.66	$1,443,050
2016	131,796	$13.29	$1,751,313
2017	119,868	$13.81	$1,655,848
2018	79,452	$14.28	$1,134,348
Total oil			$6,543,496
Total oil and natural gas derivatives			$44,275,363

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

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

The following table reflects the assumed ARO liability from the acquisition of assets on October 2, 2013 for the nine months ended March 31, 2014:

Asset retirement obligations, at June 30, 2013	$—
Activity during the period:	—
Liabilities incurred during the period	—
Liabilities settled during the period	—
Adjustment to liability due to acquisitions	5,449,254
Adjustment to liability due to divestitures	—
Accretion of discount	173,856
Asset retirement obligations, at March 31, 2014	5,623,110
Less current portion	—
Long-term portion	$5,623,110

Note J — Lease Operating Expenses

Within the Company’s Lease operating costs as part of transportation and marketing expenses, Volume Shortfall Payments were created as part of a transaction monetizing mid-stream assets. Gastar had entered into a transportation agreement with their East Texas mid-stream natural gas gathering system purchaser, requiring a certain minimum quarterly volume of natural gas production, which agreement was assumed by Cubic Asset as part of the acquisitions discussed in Note B. This agreement requires Cubic Asset to make payments for the natural gas volume shortfalls for any quarter through the autumn of 2014.  Volume shortfalls require Cubic Asset to make quarterly payments, in excess of normal transportation and marketing costs. These quarterly payments have been approximately $600,000 and will end during the 2nd quarter of fiscal 2015.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

Note K — Related Party Transactions

Tauren owns working interests in oil and gas properties in which the Company owns working interests. As of March 31, 2014, the Company owed Tauren $4,009 and as of June 30, 2013, the Company owed Tauren $44,922 for revenue, miscellaneous capital expenditures and general and administrative expenses paid by Tauren on the Company’s behalf.

In addition, certain oil and gas properties in which the Company owns a working interest were operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by Mr. Wallen. As of March 31, 2014 and June 30, 2013, the Company owed Fossil $697,849 and $27,949 respectively for miscellaneous capital expenditures and general and administrative expenses and the Company was owed by Fossil $104,605 and $28,897 respectively, for oil and gas sales.

Note L — Liquidity

Following consummation of the transactions on October 2, 2013, approximately $9,000,000 is available for capital expenditures and working capital for operations. Management believes cash on hand, cash that may be made available from WFEC, along with cash flows from operations, will be sufficient to fund operations for the next 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three and nine months ended March 31, 2014 and 2013 should be read in conjunction with our condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2013.

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

As a result of the acquisition of properties from Gastar Exploration Texas, LP (“Gastar”), we acquired proved reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The acquired properties include approximately 17,400 net acres of leasehold interests.  The acquisition price paid by us at closing was $39,118,830, following various adjustments set forth in the Gastar Agreement, and net of the various deposits paid prior to the closing date.  For purposes of allocating revenues and expenses and capital costs between Gastar and us, such amounts we netted effective January 1, 2013 and have been recorded as an adjustment to the purchase price.

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

On October 2, 2013, the Company entered into a purchase agreement with Tauren Exploration, Inc. (“Tauren”). Pursuant to this agreement, the Company acquired well bores, proved reserves, oil & natural gas production and undeveloped leasehold interests in the Cotton Valley formation in DeSoto and Caddo Parishes, Louisiana.  The acquired properties include approximately 5,600 net acres of leasehold interests.  The acquisition price paid by the Company was $4,000,000 in cash and 2,000 shares of the Company’s Series B preferred stock with an aggregate stated value of $2,000,000 and a fair market value of $708,000. The acquisition was valued at $26,946,000.

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

We share our Bossier/Haynesville formation acreage with Goodrich Petroleum Corporation (“Goodrich”), Chesapeake Energy Corporation (“Chesapeake”), Petrohawk Energy Corporation (“Petrohawk”), EP Energy E&P Company, L.P. (“El Paso”), BG US Production Company, LLC (“BG”), EXCO Operating Company, LP (“EXCO”) and Indigo Minerals, LLC (“Indigo Minerals”), several of which are actively working on parts of our shared acreage. As a result of this activity, we saw improved production volumes in two of the last three fiscal years. However due to lower natural gas prices and depleting production volumes, there was a decrease in production volumes during fiscal 2013.

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

Newly Acquired Texas Acreage and Louisiana Working Interests

Our recent acquisition of acreage in Leon and Robertson Counties, Texas, puts us in the additional reservoir rich environments in the Eagle Ford, Woodbine, Austin Chalk, Buda, Glen Rose and Georgetown formations, with additional shallow formations to exploit as well. We have seen success on our acquired acreage and Louisiana legacy acreage with two wells drilled by EXCO achieving production from the Haynesville shale formation and a total of three wells drilled and completed by Indigo Minerals during the nine months ended March 31, 2014. Concurrently with the acquisition of the acreage in Leon and Robertson Counties, Texas, we acquired bolt-on working interests in our legacy Louisiana acreage. These interests consist of additional working interests in the same Louisiana properties.

The legacy Texas acreage is operated by Fossil Operating, Inc. (“Fossil”) an entity controlled by Calvin A. Wallen, our Chairman of the Board and Chief Executive Officer.

Results of Operations

For the Three Months ended March 31, 2014 and 2013

	Three months ended
	March 31,
	2014	2013
Production Volumes:
Oil (Bbl)	1,698	237
Natural gas liquids (Bbl)	518	1,005
Natural gas (Mcf)	1,264,380	271,553
Total (Mcfe)	1,277,672	279,003

Weighted Average Sales Prices:
Oil (per Bbl)	$98.25	$96.09
Natural gas liquids (per Bbl)	$48.72	$40.74
Natural gas (per Mcf)	$3.98	$3.33

Selected Expenses per Mcfe:
Production costs	$0.61	$0.41
Workover expenses (non-recurring)	$0.47	$0.19
Severance taxes	$(0.04)	$0.07
Other revenue deductions	$1.38	$0.55
Total lease operating expenses	$2.42	$1.17
General and administrative expenses	$1.13	$2.02
Depreciation, depletion and amortization	$2.10	$2.69

Revenues

OIL AND GAS SALES increased to $4,927,024 for the quarter ended March 31, 2014 from $968,980 for the quarter ended March 31, 2013 primarily due to increased oil and gas volumes resulting from the acquisition of the acreage in Leon and Robertson Counties, Texas in October 2013. We received an average natural gas price of $3.98 per Mcf in the 2014 quarter versus $3.33 in the 2013 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS increased to $3,105,635 (63% of oil and gas sales) for 2014 from $325,906 (34% of oil and gas sales) for 2013, primarily due to the expenses incurred from the increased number of wells brought online as a result of the acquisition of the acreage in Leon and Robertson Counties, Texas in October 2013.  Other revenue deduction expenses increased $1,610,773. These are costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas; lease operating expense increased $644,235, workovers expenses increased $600,447, production taxes decreased $75,122 primarily due to abatements.

GENERAL AND ADMINISTRATIVE EXPENSES increased to $1,444,340 for 2014 from $562,692 in 2013, primarily due to an increase of $471,518 in salaries (due to employee raises and new hires), a $168,722 increase in legal fees/expenses, a $80,649 increase in contracted professional services, a $66,314 increase in marketing expenses and a $40,272 increase in reserve report fees, related to the Company’s acquisitions and debt restructuring efforts, during the three months ended March 31, 2014 as compared to the 2013 quarter.

DEPRECIATION, DEPLETION AND NON-LOAN RELATED AMORTIZATION increased to $2,685,149 in 2014 from $751,075 in 2013. The increase was primarily due to the $90,037,491 increase in the full cost pool due to the acquisitions prior to the three months ended March 31, 2014 as compared to the 2013 quarter.

INTEREST EXPENSE increased to $3,475,967 in 2014 from $1,258,240 in 2013 primarily due to interest incurred on the Notes issued on October 2, 2013, as well as interest on borrowings from WFEC. The Company’s weighted average total debt (before discounts) was $92,299,345 for the 2014 quarter from $27,865,110 for the 2013 quarter.

For the Nine Months ended March 31, 2014 and 2013

	Nine months ended
	March 31,
	2014	2013
Production Volumes:
Oil (Bbl)	5,970	612
Natural gas liquids (Bbl)	1,884	1,460
Natural gas (Mcf)	2,800,069	931,822
Total (Mcfe)	2,847,189.90	944,254

Weighted Average Sales Prices:
Oil (per Bbl)	$93.87	$89.35
Natural gas liquids (per Bbl)	$45.36	$45.78
Natural gas (per Mcf)	$3.64	$3.10

Selected Expenses per Mcfe:
Production costs	$0.71	$0.49
Workover expenses (non-recurring)	$0.25	$0.20
Severance taxes	$0.00	$0.18
Other revenue deductions	$1.24	$0.81
Total lease operating expenses	$2.19	$1.67
General and administrative expenses	$1.39	$1.67
Depreciation, depletion and amortization	$2.01	$2.69

Revenues

OIL AND GAS SALES increased to $10,841,391 for the nine months ended March 31, 2014 from $3,012,016 for the nine months ended March 31, 2013, primarily due to increased oil and gas volumes resulting from the acquisitions during the 2014 period versus the 2013 period. We received an average natural gas price of $3.64 per Mcf in the 2014 period versus $3.10 in the 2013 period.

Costs and Expenses

OIL AND GAS PRODUCTION, OPERATING AND DEVELOPMENT COSTS increased to $6,409,143 (59% of oil and gas sales) for 2014 from $1,579,221 (52% of oil and gas sales) for 2013, primarily due to the expenses recognized from the increased number of wells brought online post-acquisition during the nine months ended March 31, 2014. Other revenue deduction expenses increased $2,776,063. These are costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas. Lease operating expense increased $1,552,544 and workovers expenses increased $670,889, but were partially offset by a $169,575 decrease in production taxes.

GENERAL AND ADMINISTRATIVE EXPENSES increased to $3,953,682 for 2014 from $1,581,451 for 2013 primarily due to an increase of $845,412 in legal fees/expenses, a $559,305 increase in salaries (due to employee raises and new hires), a $363,458 increase in consulting and management fees and a $214,290 increase in contracted professional services, related to the Company’s acquisitions and debt restructuring efforts, during the nine months ended March 31, 2014 as compared to the 2013 period.

DEPRECIATION, DEPLETION AND AMORTIZATION increased to $5,726,591 in 2014 from $2,537,883 in 2013. The increase was primarily due to the $90,037,491 increase in the full cost pool due to the acquisitions during the nine months ended March 31, 2014 as compared to March 31, 2013.

INTEREST EXPENSE increased to $8,166,410 in 2014 from $2,110,403 in 2013 primarily due to interest incurred on the Notes issued on October 2, 2013, as well as interest on borrowings from WFEC. The Company’s weighted average total debt (before discounts) was $69,375,858 for the nine months ended March 31, 2014 from $31,098,994 for the same 2013 period.

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

Product prices, over which we have no control, have a significant impact on revenues from production and the value of such reserves and thereby on our borrowing capacity. Within the confines of product pricing, we need to be able to find and develop or acquire oil and gas reserves in a cost effective manner in order to generate sufficient financial resources through internal means to finance our capital expenditure program.

Working Capital and Capital Expenditures

Working capital as of March 31, 2014 was over $2 million, up from a working capital deficit of over $30 million at June 30, 2013, as a result of proceeds from the issuance of the Notes, the Call Option Structured Derivative and the refinancing of the WFEC debt. The debt to WFEC is now classified as long-term debt.

The Company entered into a Note Purchase Agreement dated October 2, 2013, pursuant to which the Company issued an aggregate of $66,000,000 (see Note F to the condensed consolidated financial statements) of senior secured notes due October 2, 2016, to certain purchasers. Pursuant to the terms of the Credit Agreement with WFEC, the Company repaid the $5 million term loan, and Cubic Louisiana assumed the remaining unpaid debt to WFEC, which amount was $20,865,110 as of that date.  That debt is reflected in a term loan bearing interest at the Wells Fargo Bank prime rate, plus 2%, per annum and is due October 2, 2016. In the event that Cubic Louisiana does not have available cash to pay interest on the debt under the Credit Agreement, accrued and unpaid interest will be paid in kind via an additional promissory note.  As part of the Credit Agreement, WFEC is providing a revolving credit facility in the amount of up to $10,000,000, bearing interest at the same rate, with all advances under that revolving credit facility to be made in the sole discretion of WFEC. Also on October 2, 2013, the Company entered into a Call Option Structured Derivative arrangement (see Note H to the condensed consolidated financial statements) that provided the Company an upfront derivative payment of approximately $35,000,000, and together with the proceeds from the issuance of the senior secured notes, a total of $101,000,000. Approximately $20,000,000 of these funds remained available for capital expenditures and working capital for operations, as of March 31, 2014.

On October 2, 2013, Mr. Wallen was issued 2,115 shares of Series B preferred stock, with an aggregate stated value of $2,115,000, in exchange for the cancellation of a promissory note payable to Mr. Wallen in the principal amount of $2,000,000, plus $114,986 of accrued and unpaid interest. The promissory note was classified as a current debt.

The majority of our oil and gas reserves are undeveloped. As such, recovery of the Company’s future undeveloped proved reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures ranging from a minimum of approximately $45,000,000 and a maximum of approximately $60,000,000 will be made to further develop our reserves during fiscal 2014 and fiscal 2015 for exploratory drilling on our undeveloped acreage.  The Company may increase its planned activities for fiscal 2014 and fiscal 2015, if the Company acquires additional oil or natural gas properties. The new Louisiana acreage is approximately 99% operated by Fossil and approximately 1% operated by Indigo Minerals on Cotton Valley wells.

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

Cash Flow

Our net (decrease) increase in cash and cash equivalents is summarized as follows:

	Nine months ended
	March 31,
	2014	2013
Net cash provided (used) by operating activities	$(9,125,261)	$256,313
Net cash provided (used) by investing activities	(72,429,198)	9,647,535
Net cash provided (used) by financing activities	90,651,364	(9,394,890)
Net increase (decrease) in cash and cash equivalents	$9,096,905	$508,958

Operating Activities — During the nine months ended March 31, 2014, the Company used cash flows from operating activities of $9,125,261 as compared to $256,313 of cash provided in operating activities in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The cash used in investing activities consists of capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the nine months ended March 31, 2014, we had capital spending related to the acquisitions and development of oil and gas properties of $14,231,350 and had acquisition costs of $59,668,212 and total cash used of $72,429,198 by investing activities. In the nine months ended March 31, 2013, we had capital spending related to the acquisition and development of oil and gas properties of $431,843 and provided net cash of $9,647,535 from investing activities, of which approximately $10,000,000 was the payment of the remaining unused prepaid drilling credit received as part of the EXCO/BG settlement.

Financing Activities — Net cash flows were $90,651,364 provided and $9,394,890 used by financing activities during the nine month periods ended March 31, 2014 and 2013, respectively. During the 2014 period, $90,129,194 of cash was provided by financing activities (see Note F to the condensed consolidated financial statements). These funds were proceeds from the issuance of the Notes and upfront payments from derivative contracts. During the fiscal 2013 period, we used $260,000 to pay loan costs on the Wells Fargo extension and paid $9,134,890 on our debt to Wells Fargo.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

We are subject to price fluctuations for natural gas and crude oil. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Reductions in crude oil, natural gas and natural gas liquids prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. Any reduction in reserves, including reductions due to price fluctuations, can adversely affect our liquidity and our ability to obtain capital for our acquisition and development activities. We entered into a Call Option Structured Derivative (see Note H) arrangement that provided $35 million of the financing needed to consummate the transactions, on October 2, 2013. This was strictly a financing tool and not intended to manage the commodity price risk for any portion of our production. However, the Company faces a risk related to the strike prices of these call options, which were $3.65 per MMBtu for the 2013 calendar year, $3.90 per MMBtu for the 2014 calendar year, and a to be determined price for calendar years 2015 through 2018, for natural gas, and $80 per barrel for the 2013 calendar year, $90 per barrel for the 2014 calendar year, and a to be determined price for calendar years 2015 through 2018, for oil. If the call options are exercised because the commodity price is above the stated strike price, we would owe a third party the difference between the stated strike price and the actual selling price of the respective commodities. If the selling price is lower than our stated strike price, it is expected that the option would expire unexercised and we would not owe any amount to the third party.

Interest Rate Risk

As of March 31, 2014, we had an aggregate of $87,721,907 (net of discounts) of long-term debt outstanding under our Credit Facility with WFEC and the Notes. The WFEC revolving credit facility, with borrowings of $24,880,936, bears interest at the prime rate plus 2.0% and the Notes, including additional Notes issued in lieu of interest, as of March 31, 2014 in an aggregate principal amount of $62,888,020, bear interest rate of 15.5% (interest payments were comprised of 7% cash and 8.5% in additional Notes for the first six months from October 2, 2013), respectively. As a result, our interest costs fluctuate based on short-term interest rates. Based on the aforementioned WFEC borrowings outstanding at March 31, 2014, a 100 basis point change in interest rates would change our annual interest expense by approximately $248,809. We had no interest rate derivatives during the second quarter of fiscal 2014.

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

A lawsuit was filed on or about June 15, 2010, styled, “Gloria’s Ranch, LLC v. Tauren Exploration, Inc., Cubic Energy, Inc., WFEC , Inc. & EXCO USA Asset, LLC”, filed in the 1st Judicial District Court, Caddo Parish, Louisiana, Cause No. 541-768, A.  This lawsuit alleges that all or part of the Gloria’s Ranch mineral lease has lapsed, and seeks a finding that the mineral lease has lapsed, damages, attorney fees, and other equitable relief. This lawsuit would have a material effect, of a maximum of 4.5%, on the acreage position of the Company, as of March 31, 2014 if ultimately adjudicated entirely in favor of the mineral owner. The Company intends to vigorously defend its position and believes it will prevail regarding some, if not all, of the acreage at issue in this lawsuit.  This matter is currently set for trial in August, 2014.

Item 1A. Risk Factors

There have been no material changes in the risk factors applicable to us from those disclosed in our Annual Report on Form 10-K/A for fiscal year ended June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

15	*Letter Regarding Unaudited Interim Financial Information

31.1	*Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2	*Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

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

CUBIC ENERGY, INC.
(Registrant)

Date: May 15, 2014	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: May 15, 2014	By:	/s/ Larry G. Badgley
Larry G. Badgley, Vice President, Finance and Compliance (Acting Principal Financial and Accounting Officer)