Form 10-K/A
period 2013-06-30
CUBIC ENERGY INC
filed 2014-06-06
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

ANNUAL REPORT

FORM 10-K/A

(Amendment No.3)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 3 to the Annual Report on Form 10K/A amends (i) Part I, Item 1 - Business - Productive Wells and Acreage and (ii) Note J - Oil and gas reserves information in the Notes to Financial Statements.

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

 SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on June 6, 2014.

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

Signature	Title	Date

/s/ Calvin A. Wallen, III	Chairman, President and Chief Executive Officer (principal executive officer)	June 6, 2014
Calvin A. Wallen, III

/s/ Larry G. Badgley	Vice President, Finance and Compliance (acting principal financial and accounting officer)	June 6, 2014
Larry G. Badgley

/s/ Jon S. Ross	Secretary and Director	June 6, 2014
Jon S. Ross

/s/ Gene C. Howard	Director	June 6, 2014
Gene C. Howard

/s/ Bob L. Clements	Director	June 6, 2014
Bob L. Clements

/s/ David B. Brown	Director	June 6, 2014
David B. Brown

/s/Paul R. Ferretti	Director	June 6, 2014
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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

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