Form 10-K/A
period 2013-06-30
CUBIC ENERGY INC
filed 2014-06-26
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

ANNUAL REPORT

FORM 10-K/A

(Amendment No.4)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 4 to the Annual Report on Form 10K/A amends Note J - Oil and gas reserves information (unaudited) in the Notes to Financial Statements.

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

 SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on June 26, 2014.

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

Signature	Title	Date

/s/ Calvin A. Wallen, III	Chairman, President and Chief Executive Officer (principal executive officer)	June 26, 2014
Calvin A. Wallen, III

/s/ Larry G. Badgley	Vice President, Finance and Compliance (acting principal financial and accounting officer)	June 26, 2014
Larry G. Badgley

/s/ Jon S. Ross	Secretary and Director	June 26, 2014
Jon S. Ross

/s/ Gene C. Howard	Director	June 26, 2014
Gene C. Howard

/s/ Bob L. Clements	Director	June 26, 2014
Bob L. Clements

/s/ David B. Brown	Director	June 26, 2014
David B. Brown

/s/Paul R. Ferretti	Director	June 26, 2014
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

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

The following unaudited table sets forth proved oil and gas reserves, all within the United States, at June 30, 2013, 2012 and 2011 together with the changes therein:

Proved reserves

	Natural Gas (Mcf)
	2013	2012	2011
Proved developed and undeveloped reserves:
Beginning of year	23,339,985	57,692,086	29,157,280
Revisions of previous estimates	353,722	(51,465,506)	(2,429,214)
Extensions and discoveries	10,439,327	19,357,720	32,445,450
Less: Production	(1,141,474)	(2,244,315)	(1,481,430)
Disposals of reserves in place	—	—	—
End of year	32,991,560	23,339,985	57,692,086

	Oil, condensate (Bbls)
	2013	2012	2011
Proved developed and undeveloped reserves:
Beginning of year	427,633	1,199	8,647
Revisions of previous estimates	(177,553)	344	(4,742)
Extensions and discoveries	146,291	427,190	—
Less: Production	(863)	(1,100)	(2,706)
Disposals of reserves in place	—	—	—
End of year	395,508	427,633	1,199

CUBIC ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

	Natural Gas Liquids (Bbls)
	2013	2012	2011
Proved developed and undeveloped reserves:
Beginning of year	1,313,566	—	—
Revisions of previous estimates	(279,169)	1,312	—
Purchases of reserves in place	—	—	—
Extensions and discoveries	603,602	1,313,531	—
Less: Production	(2,525)	(1,277)	—
Disposals of reserves in place	—	—	—
End of year	1,635,474	1,313,566	—

	Natural Gas (Mcfs)
	2013	2012	2011

Proved developed reserves:
Beginning of year	3,982,265	6,634,236	2,666,610
End of year	4,899,388	3,982,265	6,634,236

Proved undeveloped reserves:
Beginning of year	19,357,720	51,057,850	26,490,670
End of year	28,092,173	19,357,720	51,057,850

	Oil (Bbls)
	2013	2012	2011

Proved developed reserves:
Beginning of year	443	1,199	1,166
End of year	1,835	44	1,199

Proved undeveloped reserves:
Beginning of year	427,190	—	7,481
End of year	393,673	427,190	—

	Natural Gas Liquids (Bbls)
	2013	2012	2011

Proved developed reserves:
Beginning of year	35	—	—
End of year	11,205	35	—

Proved undeveloped reserves:
Beginning of year	1,313,531	—	—
End of year	1,624,269	1,313,531	—

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