Form 10-Q
period 2014-09-30
CUBIC ENERGY INC
filed 2014-11-19
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2014

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

As of November 14, 2014, the registrant had 77,505,908 shares of common stock, $0.05 par value, outstanding.

Special note regarding warrants liability

The condensed consolidated financial statements included in this quarterly report on Form 10-Q give effect to a change in accounting for warrants at fair value. The Wells Fargo Energy Capital, Inc. (“WFEC”) warrants have been restated for the quarter ended September 30, 2013 at their fair value. The WFEC warrants include certain anti-dilution provisions, which provide for exercise price adjustments in the event that any common stock equivalents are issued at an effective price per share that is less than the exercise price of the warrants. The Company recorded the fair value of these warrants as of July 1, 2013 as an out of period adjustment to income and a corresponding liability.

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

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended June 30, 2014 and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

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

i

CUBIC ENERGY, INC.

ii

PART I - FINANCIAL INFORMATION

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.  Financial Statements

	September 30,	June 30,
	2014 (Unaudited)	2014
Assets
Current assets:
Cash and cash equivalents	$5,858,973	$6,857,970
Accounts receivable - trade	1,502,774	2,026,210
Other prepaid expenses	723,263	1,514,302
Total current assets	8,085,010	10,398,482

Property and equipment:
Oil and gas properties, full cost method of accounting:
Proved properties	126,121,264	126,041,447
Unproven properties	9,202,991	8,227,109
Office and other equipment	81,089	78,733
Property and equipment, at cost	135,405,344	134,347,289
Less accumulated depreciation, depletion and amortization	29,014,019	26,914,972
Property and equipment, net	106,391,325	107,432,317
Other assets:
Cash restricted under loan agreement	5,000,000	5,000,000
Deferred loan costs, net	1,901,663	2,140,343
Total other assets	6,901,663	7,140,343
	$121,377,998	$124,971,142
Liabilities and stockholders’ (deficit)
Current liabilities:
Notes payable - WFEC	24,880,936	24,880,936
Notes payable, net of discounts - Senior Notes	45,961,125	43,090,338
Fair value of derivative contracts	5,203,987	8,065,417
Due to affiliates	201,921	232,021
Accounts payable and accrued expenses	10,240,322	7,127,572
Total current liabilities	86,488,291	83,396,284
Long-term liabilities:
Asset retirement obligation	1,997,207	1,916,276
Warrants liability	15,272,335	16,290,341
Fair value of derivatives	19,892,549	25,052,008
Total liabilities	123,650,382	126,654,909

Redeemable preferred stock - Series C, authorized 98,751.823 shares; $0.01 stated value, voting, redeemable at $0.01; 98,751.823 shares issued and outstanding at September 30 and June 30, 2014	988	988
Stockholders’ (deficit):
Preferred stock - 9.5% Series B, authorized 35,000 shares; $1,000 stated value, voting, convertible at $0.50 per common share; with 17,328.987 shares outstanding at September 30, 2014 and 16,928.47 at June 30, 2014	3,189,270	3,114,761
Additional paid-in capital - preferred stock - Series B (see Note D)	12,750,503	12,424,073
Common stock - $.05 par value; authorized 200,000,000 shares; issued and outstanding 77,505,908 shares at September 30, 2014 and 77,505,908 shares at June 30, 2014	3,875,297	3,875,297
Additional paid-in capital	56,954,045	56,954,045
Accumulated deficit	(79,042,487)	(78,052,931)
Total stockholders’ (deficit)	$(2,273,372)	(1,684,755)
Total liabilities and stockholders’ (deficit)	$121,377,998	$124,971,142

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	September 30,
	2014	2013
		(Restated)
Revenues:
Oil and gas sales	$4,105,494	$866,702
Total revenues	$4,105,494	$866,702
Costs and expenses:
Oil and gas production and operating costs	2,608,583	315,628
Accretion of asset retirement obligations	80,931	—
General and administrative expenses	1,434,175	1,207,827
Depreciation, depletion and amortization	2,099,047	691,853
Total costs and expenses	6,222,736	2,215,308
Operating loss	(2,117,242)	(1,348,606)

Non-operating income (expense):
Other income	1,952	9
Interest expense	(6,993,082)	(1,260,659)
Gain on derivative contracts	7,754,437	—
Change in fair value of warrants liability	1,018,006	(2,030,188)
Amortization of loan costs	(238,680)	—
Total non-operating income (expense)	1,542,633	(3,290,838)
Loss from operations before income taxes	(574,609)	(4,639,444)
Provision for income taxes	—	—
Net loss	$(574,609)	$(4,639,444)
Dividends on preferred shares	(414,946)	(243,000)
Net loss attributable to common shareholders	(989,555)	(4,882,444)
Net loss per common share - basic and diluted	$(0.01)	$(0.06)
Weighted average common shares outstanding	77,505,908	77,431,832

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	September 30,
	2014	2013
		(Restated)
Cash flows from operating activities:
Net loss	$(574,609)	$(4,639,444)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation, depletion and amortization	2,099,047	691,853
Accretion of ARO	80,931	—
Amortization of loan costs	238,680	—
Amortization of debt discount	2,870,787	—
Gain on derivative contracts	(7,754,437)	—
Settlement on derivative swaps	(266,452)	—
Change in fair value of warrants liability	(1,018,006)	2,030,188
Stock and stock options issued for compensation	—	20,298
Change in assets and liabilities:
Decrease in accounts receivable - trade	523,436	107,922
Decrease in other prepaid expenses	791,039	82,134
Increase in accounts payable and accrued liabilities	3,098,742	1,541,449
Increase (decrease) in due to affiliates	(30,100)	8,706
Net cash provided (used) by operating activities	59,058	(156,894)
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(1,058,055)	(21,644)
Deposit on acquisition	—	(2,400,000)
Net cash used by investing activities	(1,058,055)	(2,421,644)
Cash flows from financing activities:
Advance from affiliates	—	2,500,000
Net cash provided by financing activities	—	2,500,000
Net decrease in cash and cash equivalents	$(998,997)	$(78,538)
Cash and cash equivalents:
Beginning of period	6,857,970	260,576
End of period	$5,858,973	$182,038
Other information:
Cash interest paid on debt	$329,246	$342,270
Non-cash investing and financing activities:
Preferred stock dividends accrued	$414,946	$243,000
Conversion of accrued dividend to Preferred Stock	$400,940	$235,500

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

Note A — Organization

The Company is an independent energy company engaged in the development and production of, and exploration for, crude oil, natural gas and natural gas liquids. Our oil and gas assets are concentrated in Texas and Louisiana.

Cubic Energy, Inc. is the parent company of two wholly owned direct subsidiaries, Cubic Asset Holding LLC, a Delaware limited liability company, and Cubic Louisiana Holding LLC, a Delaware limited liability company, and two wholly owned indirect subsidiaries Cubic Asset LLC, a Delaware limited liability company and a direct subsidiary of Cubic Asset Holding LLC, and Cubic Louisiana LLC, a Delaware limited liability company and a direct subsidiary of Cubic Louisiana Holding LLC. Unless the context otherwise requires, reference to the Company herein refer to the Company and its subsidiaries, on a consolidated basis.

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of September 30, 2014, the Company had an accumulated deficit of $79,042,487 and recurring losses from operations. The Company also had a working capital deficit of approximately $78,403,281.  As part of the working capital deficit, the Company has classified the Notes (as defined below) and credit facility with Wells Fargo Energy Capital, Inc. (“WFEC”) as current liabilities, due to non-compliance with their respective debt covenants.

On July 14, 2014, the Company entered into an Amendment, Forbearance and Waiver Agreement (the “Amendment”) with the holders of the Senior Notes due October 2016 (“Notes”) and certain other parties thereto.  The Amendment includes additional covenants including, among others, that by September 30, 2014, the Company was required to identify a Strategic Transaction, as defined in the Amendment, that will result in the payment in full, in cash, of all amounts owing to the holders of the Notes, or a joint venture, strategic alliance or other transaction satisfactory to the holders of the Notes.  We continue to explore alternatives with respect to a Strategic Transaction, although we did not enter into a definitive agreement by October 17, 2014, which was the date to have consummated a Strategic Transaction.  We are in discussions with the holders of the Notes with respect to available alternatives.  Unless the requirement regarding a Strategic Transaction is waived, or we obtain an extension of time, the holders of the Notes could declare a default under the Note Purchase Agreement, accelerate the indebtedness represented by the Notes and exercise all other remedies available to them, including foreclosing on our assets.

We believe we have complied with the other terms of the Amendment; however, there can be no assurance that we will be successful in consummating a Strategic Transaction.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

Note B — Acquisition of Properties

In October 2013, we acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas, that puts us in the additional reservoir rich environments in the Eagle Ford, Woodbine, Austin Chalk, Buda, Glen Rose and Georgetown formations, with additional shallow formations to exploit as well. We also acquired additional rights in our leasehold interests in DeSoto and Caddo Parishes, Louisiana. The acquisitions are summarized as follows:

•                  The Company consummated the transactions contemplated by a Purchase and Sale Agreement dated as of April 19, 2013 (the “Gastar Agreement”) with Gastar Exploration Texas, LP (“Gastar”) and Gastar Exploration USA, Inc.  Pursuant to the Gastar Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas. The acquisition price paid by the Company at closing was $39,188,300, following various adjustments set forth in the Gastar Agreement, and net of the various deposits paid prior to the closing date. For purposes of allocating revenues and expenses and capital costs between Gastar and us, such amounts were netted effective January 1, 2013 and were recorded as an adjustment to the purchase price.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

The Gastar and Navasota East Texas assets consisted of working interest in the same properties. The Tauren assets consisted of additional working interest in properties already owned by Cubic. The following table shows the revenue and operating income attributable to these properties for the three months ended September 30, 2014:

	Three months
	ended September 30, 2014
	Revenue	Operating Income

East Texas assets	$2,763,743	$746,619
Tauren assets	$112,182	$7,992

The following summarizes the pro forma revenue and net loss from the acquired assets for the quarter ended September 30, 2013, as if these transactions had occurred on July 1, 2012:

Three Months
Ended September 30,
Pro forma Results of Operations	2013 (Pro forma)
Oil and natural gas revenues	$4,701,544
Net loss	$(2,789,205)
Basic earnings (loss) per share	$(0.04)
Diluted earnings (loss) per share	$(0.04)

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

The Company’s assessment of the fair value of the properties acquired from Tauren, along with consideration of a reserve report and a business valuation prepared by a third party resulted in a valuation of the properties acquired from Tauren of $26,946,000.  The Company utilized relevant market assumptions to determine fair value, such as future commodity prices, projections of estimated natural gas and oil reserves, expectations for future development and operating costs, projections of future rates of production, expected recovery rates and market multiples for similar transactions. As a result of the application of the acquisition method under ASC 805, the Company recognized a bargain purchase gain pursuant to paragraph 805-30-25-2 in an amount equal to the excess of the fair value of the acquired properties over the fair value of the aggregate consideration paid.

In connection with these acquisitions, the Company incurred expenses of $1,726,906 which are recognized in general and administrative expenses in the statement of operations.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

Note C — Summary of Significant Account Policies:

Basis of presentation

The accounting policies followed by the Company are set forth in the Company’s notes to the condensed consolidated financial statements that are a part of its Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of September 30, 2014, and for the three-month periods ended September 30, 2014, and 2013, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the periods.

Restatement Correction of Error

As noted, the financial information for the three months ended September 30, 2013 has been restated to reflect the change in fair value of warrants liability for the WFEC warrants since their re-pricing in December 2012. The Company re-priced and extended warrants to purchase 8,500,000 shares of common stock in connection with the amendment of its Credit Agreement with WFEC in December 2012. The previously issued warrants were modified to provide for an exercise price of $0.20 per share with the exercise term extended to December 31, 2017. The warrants included certain anti-dilution provisions, which provide exercise price adjustments in the event that any common stock equivalents are issued at an effective price per share that is less than the exercise price of the warrants. The fair value of the warrants liability was not recorded for the year ended June 30, 2013 or previous years. The Company, however, recorded the liability related to the fair value of these warrants as of July 1, 2013 ($1,805,898) as an out-of-period charge to net income and corresponding liability on July 1, 2013. The subsequent increase in the warrants’ fair value during the three months ended September 30, 2013, has been reflected as an increase in the warrant liability and a charge to net income of $224,290 for the three months ended September 30, 2014. The restated effects are shown in the table following:

WFEC warrants liability

Balance previously reported as of June 30, 2013	$—
Balance recorded on July 1, 2013	1,805,898
Change in fair value of WFEC warrants liability	224,290
Balance as of September 30, 2013	$2,030,188

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

Earnings per share

The Company has adopted the provisions of ASC No. 260, Earnings per Share. ASC No. 260 requires the presentation of basic earnings (loss) per share (“EPS”) and diluted EPS. Basic EPS is calculated by dividing net income or loss, less preferred dividends (income or loss attributable to common stockholders), by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income or loss, less preferred dividends (income or loss attributable to common stockholders), by the weighted average number of common shares outstanding plus any dilutive shares (i.e., convertible preferred stock, stock warrants or other convertible debt) during the period, unless the effect of such potentially diluted securities would be antidilutive.

Potential dilutive securities (e.g., convertible preferred stock, stock options and warrants and convertible debt) have been considered, but because the Company reported net losses in the three-month periods ended September 30, 2014 and 2013, their effects would be anti-dilutive. The weighted average number of common shares outstanding was 77,505,908 and 77,431,832 for the quarters ended September 30, 2014 and 2013, respectively.

Note D — Stockholders’ Equity:

Stock issuance

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

Series B Convertible Preferred Stock — The Series B Convertible Preferred Stock has a stated value of $1,000 per share, is entitled to cumulative dividends in the amount of 9.5% per annum and is convertible into our Common Stock at $0.50 per share of Common Stock.  The holders of the Series B Convertible Preferred Stock are entitled to vote (on an as-converted basis), together with holders of Common Stock, as a single class with respect to all matters presented to holders of Common Stock. During the three months ended September 30, 2014, there were 400.517 shares issued as dividends creating a total of 17,328.987 shares of Series B Convertible Preferred Stock outstanding.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

Series C Redeemable Voting Preferred Stock — The Series C Redeemable Voting Preferred Stock has a stated value of $0.01 per share.  The holders of Series C Redeemable Voting Preferred Stock are entitled to vote, together with the holders of our Common Stock, as a single class with respect to all matters presented to holders of Common Stock.  The holders of Series C Redeemable Voting Preferred Stock are entitled, in the aggregate, to a number of votes equal to the number of shares of Common Stock that would be issuable upon the exercise of all of the outstanding Class A Warrants and Class B Warrants (as defined below) on a Full Physical Settlement basis (as defined in the Warrant and Preferred Stock Agreement).  The holders of Series C Redeemable Voting Preferred Stock are not entitled to receive any dividends.  The Series C Redeemable Voting Preferred Stock may be redeemed at the option of the holders thereof at any time at the stated value per share. There were 98,751.823 shares of Series C preferred stock issued and outstanding at September 30, 2014.

Conversion of Wallen Note and Series A Convertible Preferred Stock into Series B Convertible Preferred Stock

The Company entered into and consummated the transactions contemplated by a Conversion and Preferred Stock Purchase Agreement dated as of October 2, 2013 (the “Conversion Agreement”) with Calvin A. Wallen III, the Company’s Chairman, President and Chief Executive Officer, and Langtry Mineral & Development, LLC, an entity controlled by Mr. Wallen (“Langtry”). Pursuant to the terms of the Conversion Agreement, (a) Langtry was issued 12,047 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $12,047,000, in exchange for the cancellation of all of the issued and outstanding shares of Series A Convertible Preferred Stock held by Langtry and (b) Mr. Wallen was issued 2,115 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $2,115,000, in exchange for the cancellation of a promissory note payable to Mr. Wallen in the principal amount of $2,000,000, plus $114,986 of accrued and unpaid interest. In these exchanges, the carrying amounts of the Series A Convertible Preferred Stock held by Langtry and the promissory note payable to Mr. Wallen exceeded the fair value of the Series B Convertible Preferred Stock the Company issued by $9,830,152 and $1,725,826, respectively. Due to the related party nature of the exchanges, the excess amounts have been recorded as contributions to equity.

Issuance of Warrants and Series C Redeemable Voting Preferred Stock

Pursuant to the terms of a Warrant and Preferred Stock Agreement, dated as of October 2, 2013, and in connection with the issuance and sale of the Notes under the Note Purchase Agreement (see Note F), the Company issued certain warrants that expire on October 2, 2019.  The Company issued warrants exercisable for (a) an aggregate of 65,834,549 shares of Common Stock, at an exercise price of $0.01 per share (the “Class A Warrants”), and (b) an aggregate of 32,917,274 shares of Common Stock, at an exercise price of $0.50 per share (the “Class B Warrants”, and together with the Class A Warrants, the “Warrants”). The estimated fair value of the Class A and Class B Warrants was determined to be $23,700,437 and $9,710,596, respectively. The initial value was recorded as a discount to the debt that will be amortized over the three year term of the Notes (see Note F).  The exercise prices of the warrants are subject to adjustment for any future issuance of common stock, rights or options to acquire common stock or securities convertible into or exchangeable for common stock or amendment to or change in the exercise price that results in a lower exercise price than the then-current exercise prices of the Warrants.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

not entitled to receive any dividends from the Company.  Shares of the Series C Redeemable Voting Preferred Stock have a par value of $0.01 per share and may be redeemed at par value, at the option of the holders thereof at any time, and if not redeemed expire in October 2019.

The Series C Redeemable Voting Preferred has an aggregate stated value of approximately $988.

Stock and option grants

On January 14, 2011, the Company granted stock options, effective October 1, 2010, under the 2005 Stock Option Plan (the “Plan”), for the purchase of an aggregate of 288,667 shares of Company Common Stock to its Chief Financial Officer, Larry G. Badgley.  These options have an exercise price of $1.20 per share and expire five years from their issue date.  One option, for the purchase of 15,667 shares, was fully vested upon grant.  The other option, for the purchase of 273,000 shares vested on October 1, 2012. We estimated the fair value of the options on the date of grant using the Black-Scholes valuation model to be $100,997. The Plan permits the grant of awards that may deliver up to an aggregate of 1,290,805 shares of common stock.  There has been no charge to compensation expense for the year ending June 30, 2015, and none since October 2012, at which time the option was fully vested.

The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. Information regarding activity for stock options under the Plan is as follows:

		Weighted-average	Weighted-average	Aggregate	Weighted-average
		exercise price per	remaining contractual	intrinsic	fair value of
	Number of shares	share	term (years)	value	options granted

Outstanding, June 30, 2014	288,667	$1.20			$100,997
Options granted	—	—
Options exercised	—	—
Options forfeited/expired	—	—

Outstanding, September 30, 2014	288,667	1.20	1.00	$—

Exercisable, September 30, 2014	288,667	$1.20	1.00	$—

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

The Company recorded no impairment loss on oil and gas properties for the three months ended September 30, 2014 or 2013.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

Note F — Notes Payable

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

The Company allocated the proceeds from the issuance of the Notes to the Warrants and the Notes, based on the warrants’ fair market values at the date of issuance. The value assigned to the Class A Warrants was $23,700,437 and the value assigned to the Class B Warrants was $9,710,596, both of which were recorded as liabilities. The assignment of a fair value to the Warrants resulted in a loan discount being recorded. The discount will be amortized over the original three-year term of the Notes as additional interest expense.  Amortization for the three months ended September 30, 2014 was $2,807,137.

Cubic incurred loan costs of $2,840,819 on the issuance of the Notes and Warrants. The amount allocable to the debt of $2,840,819 has been capitalized and will be amortized over the original term of the Notes. Amortization for the three months ended September 30, 2014 was $238,680.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

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

The use of additional monies borrowed from WFEC under the Amended and Restated Credit Agreement is restricted solely to paying for drilling and completion costs for well interests collateralized by a WFEC first lien.

Contemporaneously with entering into the Note Purchase Agreement, the Company repaid the $5 million Term Loan payable to WFEC, and Cubic Louisiana assumed the remaining unpaid debt to WFEC, which amount was $20,865,110 as of that date.  That debt is reflected in a term loan bearing interest at the Wells Fargo Bank prime rate, plus 2%, per annum, due October 2, 2016. In the event that Cubic Louisiana does not have available cash to pay interest on the Credit Facility, accrued and unpaid interest will be paid in kind via an additional promissory note.  As part of the new credit agreement, WFEC is providing a revolving credit facility in the amount of up to $10,000,000, bearing interest at the same rate, with all advances under that revolving credit facility to be made in the sole discretion of WFEC. The Company is subject to loan covenants that include providing the lender with unaudited interim financial statements and audited annual financial statements. The Company has not provided audited annual financial statements for Cubic Louisiana, LLC, as of September 30, 2014.

During fiscal 2014, the Company borrowed $4,015,826 under the revolving credit facility for two new natural gas wells drilled and completed by EXCO Operating Company, LP (“EXCO”), leaving a maximum of $5,984,174 available for future borrowing. Interest expense attributable to the Credit Facility for the three month periods ended September 30, 2014 and 2013 was $329,246 and $342,270, respectively.

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

AS OF SEPTEMBER 30, 2014

(Unaudited)

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014:

	Fair value as of September 30, 2014
	Level 1	Level 2	Level 3	Total

Derivative financial instruments -Assets
Derivative financial instruments - Liabilities
Oil and natural gas derivative financial instruments	—	—	25,096,536	25,096,536
Total	$—	$—	$25,096,536	$25,096,536

The fair value guidance, as amended, establishes that every derivative instrument is to be recorded on the balance sheet as either an asset or liability measured at fair value. (See Note H).

Derivative contract balance at June 30, 2014	$33,117,425
Gain on derivative contracts	(7,754,437)
Settlements on derivative contracts	(266,452)
Derivative contract as of September 30, 2014	$25,096,536

The Company estimates the fair value of our oil and natural gas derivative instruments using the income method. The oil and natural gas forward contracts were estimated using counterparties and third party brokers and are verified by the Company using publicly available values for relevant NYMEX and West Texas Intermediate futures contracts.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

Note H — Derivative Instruments and Hedging Activity:

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

All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses as well as realized gains and losses related to contract settlements are presented in the statement of operations as a gain or (loss) on derivatives. For the three months ended September 30, 2014, the Company reported a gain of $7,754,437, in the condensed consolidated statement of operations related to its commodity derivative instruments.

As of September 30, 2014, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Strike Price
		In MMBtu
2014	Call Option	26,449	2,433,309	$3.90
2015	Call Option	29,305	10,696,392	$3.70
2016	Call Option	30,292	11,056,752	$3.65
2017	Call Option	30,643	11,184,600	$3.55
2018	Call Option	22,609	8,252,340	$3.45

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

As of September 30, 2014, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Strike Price
		In Bbls
2014	Fixed Price Swap	22	2,067	$92.00
2015	Fixed Price Swap	15	5,532	$92.00
2016	Fixed Price Swap	8	2,900	$92.00

2014	Call Option	287	26,406	$90.00
2015	Call Option	312	113,952	$80.00
2016	Call Option	361	131,796	$80.00
2017	Call Option	328	119,868	$80.00
2018	Call Option	218	79,452	$80.00

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

AS OF SEPTEMBER 30, 2014

(Unaudited)

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated balance sheet and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments
	Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	September 30, 2014	September 30, 2013

Derivatives not designated as hedging instruments
Commodity derivative contracts	Assets	$—	$—
Commodity derivative contracts	Current Liabilities	(5,203,987)	—
Commodity derivative contracts	Long-term Liabilities	(19,892,549)	—
Total derivatives not designated as hedging instruments		$(25,096,536)	$—

	Amount of Gain Recognized in Income on Derivatives
		Amount of Gain Recognized in Income on Derivatives for the Three Months Ended
	Location of Gain Recoginized in Income of Derivatives	September 30, 2014	September 30, 2013

Derivatives not designated as hedging instruments
Commodity derivative contracts	Gain on derivatives	$7,754,437	$—
Total derivatives not designated as hedging instruments		$7,754,437	$—

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

Volumes and Fair Value of Oil and Natural Gas Derivative Financial Instruments

	Volume MMBtus/Bbls	Fair Value per MMBtu or Barrel	Fair value at September 30, 2014	Current Disclosure	Non-Current Disclosure
Natural gas :

Call Options:
2014 (10/1/2014-12/31/2014)	2,433,309	$(0.24)	$(590,483)	$(590,483)	$—
2015	10,696,392	$(0.46)	(5,143,182)	(3,807,916)	(1,335,266)
2016	11,056,752	$(0.49)	(5,642,628)	—	(5,642,628)
2017	11,184,600	$(0.53)	(6,105,860)	—	(6,105,860)
2018	8,252,340	$(0.52)	(4,413,627)	—	(4,413,627)
Total natural gas			$(21,895,780)	$(4,398,399)	$(17,497,381)

Oil:
Swaps:
2014 (10/1/2014-12/31/2014)	2,067	$0.98	$2,021	$2,021	$—
2015	5,532	$3.34	18,497	13,059	5,438
2016	2,900	$4.21	12,201	—	12,201
			$32,719	$15,080	$17,639
Call Options:
2014 (10/1/2014-12/31/2014)	26,406	$(2.28)	$(60,162)	$(60,162)	$—
2015	113,952	$(8.74)	(996,254)	(760,506)	(235,748)
2016	131,796	$(7.30)	(962,737)	—	(962,737)
2017	119,868	$(6.43)	(770,881)	—	(770,881)
2018	79,452	$(5.58)	(443,441)	—	(443,441)
Total oil			$(3,233,475)	$(820,668)	$(2,412,807)
Total oil and natural gas derivatives			$(25,096,536)	$(5,203,987)	$(19,892,549)

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

Note I — Warrants liability

The Company’s outstanding warrants issued in connection with the issuance of the Notes issued on October 2, 2013 are classified as liabilities and are adjusted to reflect fair value at the end of each reporting period, with the changes in fair value recognized as a change in fair value of warrants liability in the Company’s condensed consolidated statements of operations. Specifically, the warrants issued in connection with Notes issued on October 2, 2013, grant the warrant holders certain anti-dilution protection which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the then-current exercise price per share.   Upon exercise or expiration of the warrants, the fair value of the warrants at that time will be reclassified to equity from a liability. The following table is a summary of the warrant liability activity measured at fair value using Level 3 inputs:

Warrants liability

Balance at June 30, 2014	$16,290,341
Granted
Class A and B warrants	—
WFEC warrants	—
Cancelled, forfeited or expired	—
Change in fair value
Class A and B warrants	(948,250)
WFEC warrants	(69,756)
Balance at September 30, 2014	$15,272,335

The Company re-priced and extended warrants to purchase 8,500,000 shares of common stock in connection with the amendment of its Credit Agreement with WFEC in December 2012. The previously issued warrants were modified to provide for an exercise price of $0.20 per share with the exercise term extended to December 31, 2017. The warrants included certain anti-dilution provisions, which provide exercise price adjustments in the event that any common stock equivalents are issued at an effective price per share that is less than the exercise price of the warrants. The warrants were not recorded as a fair value liability for the year ended June 30, 2013 or previous years. The Company, however, recorded the fair value of these warrants as of July 1, 2013 ($1,805,898) as an out-of-period charge to net income and corresponding liability on July 1, 2013. The subsequent decrease in the warrants’ fair value during the year ended June 30, 2014, which includes the effect of the anti-dilution re-pricing from $0.20 per share to $0.17 per share in connection with the issuance of the Notes on October 2, 2013, has been reflected as a reduction in the warrant liability and a credit to net income, resulting in a net charge to net income of $69,756 in the three months ended September 30, 2014.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

Note J — Asset retirement obligations

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

The following table summarizes the Company’s ARO activities during the three months ended September 30, 2014:

Asset retirement obligations, at June 30, 2014	$1,916,276
Activity during the period:
Liabilities incurred during the period	—
Accretion of discount	80,931
Asset retirement obligations, at September 30, 2014	$1,997,207

Note K — Lease Operating Expenses

Within the Company’s Lease operating costs as part of transportation and marketing expenses, Volume Shortfall Payments were created as part of a transaction monetizing mid-stream assets. Gastar had entered into a transportation agreement with their East Texas mid-stream natural gas gathering system purchaser, requiring a certain minimum quarterly volume of natural gas production, which agreement was assumed by Cubic Asset as part of the acquisitions discussed in Note B. This agreement requires Cubic Asset to make payments for the natural gas volume shortfalls for any quarter through the autumn of 2014.   Volume shortfalls require Cubic Asset to make quarterly payments, in excess of normal transportation and marketing costs. The final quarterly payment has been accrued and is approximately $929,634, and will be paid during the 2nd quarter of fiscal 2015.

Note L — Related party transactions:

An affiliated company, Tauren Exploration, Inc. (“Tauren”), which is owned 100% by Mr. Wallen, owned working interests in certain of the wells in which the Company owns a working interest.  As of the end of fiscal 2014 Tauren owed $3,333 to the Company, and as of the end of September 30, 2014 the Company owed $3,285 to Tauren for miscellaneous general and administrative expenses and royalties. Tauren owed the Company $2,765 and $2,083 for royalties paid by a third-party operator as of June 30, 2014 and three months ended September 30, 2014, respectively.

In addition, certain of the Company’s working interests are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by Mr. Wallen. As of June 30, 2014 and September 30, 2014, the Company owed Fossil $33,533 and $0, respectively, for capital expenditures, the Company owed Fossil $264,705 and $224,320, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $65,650 and $27,767, respectively, for oil and gas sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three months ended September 30, 2014 and 2013 should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the condensed consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

Our acquisition of East Texas Basin assets is at the core of our current strategy, providing the lower risk development opportunities and high yield opportunities within the same property.  We are exploring acquiring additional properties with this similar development profile.

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

We are currently focusing our domestic exploration activities to develop, re-enter, and re-complete existing well bores with respect to our East Texas Basin assets, as well as developing our leasehold interests in Louisiana.  Our East Texas Basin prospects have been developed from the top of the Cretaceous formations all the way to the bottom of the Deep Bossier Shale.  The various Cretaceous zones all have a strong oil and liquids component, which are helping us transition away from dry natural gas.  The high production of dry natural gas from the various Bossier sands has provided us an increase in short term cash flow without substantial out-of-pocket expenditures, even at current commodity prices, through the re-recompletion and work over of existing wells.  Prospects in our Louisiana leaseholds are focused on the Cotton Valley and the Haynesville Shale, but also include the Hosston; Gloyd; Pettet; Glen Rose and Paluxy.

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

Acquired Texas Acreage and Louisiana Working Interests

Our acquisition of acreage in Leon and Robertson Counties, Texas, puts us in the additional reservoir rich environments in the Eagle Ford, Woodbine, Austin Chalk, Buda, Glen Rose and Georgetown formations, with additional shallow formations to exploit as well. We have seen success on our acquired acreage and Louisiana legacy acreage with two wells drilled and completed and recently signed agreements to drill two additional wells by EXCO with designs on achieving additional production from the Haynesville shale formation. Concurrently with the acquisition of the acreage in Leon and Robertson Counties, Texas, we acquired bolt-on working interests in our legacy Louisiana acreage. These interests consist of additional working interests in the same Louisiana properties.

The legacy Texas acreage is operated by Fossil Operating, Inc. (“Fossil”), an entity controlled by Calvin A. Wallen, our Chairman of the Board and Chief Executive Officer.

Results of Operations

	Three months ended
	September 30,
	2014	2013
Production Volumes:
Oil (Bbl)	4,305	141
Natural gas liquids (Bbl)	729	492
Natural gas (Mcf)	1,089,142	243,844
Total (Mcfe)	1,119,346	247,638

Weighted Average Sales Prices:
Oil (per Bbl)	$93.43	$103.22
Natural gas liquids (per Bbl)	$47.95	$43.88
Natural gas (per Mcf)	$3.37	$3.41

Selected Expenses per Mcfe:
Production costs	$0.67	$0.60
Severance taxes	$0.04	$0.08
Other revenue deductions	$1.62	$0.60
Total lease operating expenses	$2.33	$1.27
General and administrative expenses	$1.28	$4.88
Depreciation, depletion and amortization	$1.88	$2.79

Revenues

Oil And Gas Sales increased 374% to $4,105,494 for the quarter ended September 30, 2014 from $866,702 for the quarter ended September 30, 2013 primarily due to the increase in oil and natural gas production from acquired properties during the 2014 quarter versus the 2013 quarter, which was slightly offset by the decrease in the weighted average natural gas  and oil prices we received in the 2014 quarter, which were $3.37 per Mcf of natural gas and $93.43 per barrel of oil, versus $3.41 per Mcf of natural gas and $103.22 per barrel of oil in the 2013 quarter.

Costs and Expenses

Oil And Gas Production And Operating Costs (also referred to as “LEASE OPERATING EXPENSES” elsewhere herein) increased 726% to $2,608,583 (64% of oil and gas sales) for the 2014 quarter from $315,628 (36% of oil and gas sales) for the 2013 quarter.  This increase is primarily due to the new wells coming online, as a result of our acquisitions and the added costs to maintain those wells during the three month period ended September 30, 2014.

Accretion of Asset Retirement Obligation (“ARO”) was $80,931 related to the properties acquired in fiscal 2014.

General And Administrative Expenses (“G&A”) increased 19% to $1,434,175 for the 2014 quarter from $1,207,827 in the 2013 quarter primarily due to salary increases and compensation to new hires of $366,917. These increases were partially offset by a decrease of $169,715 in legal fees.

Depreciation, Depletion And Non-Loan Related Amortization (“DD&A”) increased 203% to $2,099,047 in the 2014 quarter from $691,853 in the 2013 quarter primarily due to the new wells on line. No impairment loss was recognized during the quarters ended September 30, 2014 or 2013.

Derivatives Gain was $7,754,437 for the three months ended September 30, 2014. There was no derivative gain or loss for the three months ended September 30, 2013, as we had not engaged in any derivative transactions prior to the end of that quarter. The net derivative gain in the 2014 quarter was due to contract prices of $92 per barrel of oil and $3.90 per Mcf for natural gas generally being higher than the settlement prices.

Interest Expense, Including Amortization Of Loan Discount increased 474% to $7,231,762 in the three months ended September 30, 2014 from $1,260,659 in the same period of 2013. Our debt increased as a result of the financing for our acquisitions during fiscal 2014. We had total outstanding debt of $70,842,061 (net of discounts) as of September 30, 2014 and $27,865,110 as of September 30, 2013. As part of the refinancing of the Credit Facility with WFEC, the $5,000,000 convertible senior note was paid in full leaving a balance on the revolver of $20,865,110, the discount for which was fully amortized at closing in October 2013. During fiscal 2014, the Company borrowed $4,015,826 for drilling and completion, which increased our debt outstanding with WFEC to $24,880,936 as of September 30, 2014. Also as part of the refinancing we borrowed $66,000,000 through the issuance of the Notes. The aggregate face amount of the Notes increased by $2,834,798, as a result of making certain interest payments through issuing additional notes, which create a total outstanding to the lenders of $68,834,798 (before discounts).The discounts on the additional $4,015,826 and the $68,834,798 aggregate amount of the Notes are being amortized over the three-year term of the debt as additional interest expense. We reported $432,346 in the capitalization of interest expense to the full cost pool for oil and gas properties during fiscal 2014. There was no increase in the capitalization of interest expense for the period ended September 30, 2014 or 2013, respectively.

Change in fair value of warrants liability of $1,018,006 was recognized for the three months ended September 30, 2014. The fair value of warrants liability associated with the Company’s Class A and B warrants, which were issued in connection with the issuance of the Notes issued on October 2, 2013, decreased as of September 30, 2014, by $948,250. There was also a decrease in fair value of warrants held by WFEC of $69,756 for the three months ended September 30, 2014.

Net Loss Attributable to Common Shareholders for the three months ended September 30, 2014 was $989,555 compared to a net loss of $4,882,444 for the three months ended September 30, 2013.  The decrease in our net loss attributable to common shareholders was primarily due to the gain on derivative contracts and change in fair value of warrants liability. These were partially offset by the increased lease operating and interest expenses for the three months ended September 30, 2014 versus the same period in 2013.

Financial condition, Liquidity and Capital Resources Financial Condition

At September 30, 2014, we had a working capital deficit of $78,403,281, an increase from our working capital deficit of $72,997,802 as of June 30, 2014. The increase in our working capital deficit is primarily attributable to an increase in accounts payable and accrued expenses.

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

We believe we have complied with the other terms of the forbearance agreement; however, there can be no assurance that we will be successful in consummating a Strategic Transaction.

Financing Transactions

In October 2013, we entered into the Note Purchase Agreement, pursuant to which we issued an aggregate of $66,000,000 of Notes due October 2, 2016, to certain purchasers. The aggregate face amount of the Notes increased by $2,834,798, as a result of making certain interest payments through issuing additional notes, which create a total outstanding to the Lenders of $68,834,798 (before discounts) at June 30, 2014 and there were no additional note amounts issued for the quarter ended September 30, 2014. As part of the refinancing of the Credit Facility with WFEC, the $5,000,000 convertible senior note was paid in full leaving a balance on the revolver of $20,865,110, the discount for which was fully amortized at closing in October 2013. That debt is reflected in a term loan bearing interest at the Wells Fargo Bank prime rate, plus 2%, per annum. As part of the Credit Agreement, WFEC is providing a revolving credit facility in the amount of up to $10,000,000, bearing interest at the same rate, with all advances under that revolving credit facility to be made in the sole discretion of WFEC. During fiscal 2014, the Company borrowed $4,015,826 for drilling and completion, which increased our debt outstanding with WFEC to $24,880,936 at September 30, 2014.  In the event that Cubic Louisiana does not have available cash to pay interest on the Credit Facility, accrued and unpaid interest will be paid in kind via an additional promissory note. We are currently paying cash quarterly interest payments on the Credit Facility, at the Wells Fargo Bank prime rate, plus 2%.

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

Working Capital and Cash Flow

At September 30, 2014, we had a working capital deficit of $78,403,281, an increase from our working capital deficit of $78,997,802 as of June 30, 2014. The increase in our working capital deficit is primarily attributable to an increase in our borrowings which are classified as current due to our financial condition.

Our net decrease in cash and cash equivalents is summarized as follows:

	Three months ended
	September 30,
	2014	2013
Net cash provided (used) by operating activities	$59,058	$(156,894)
Net cash used by investing activities	(1,058,055)	(2,421,644)
Net cash provided by financing activities	—	2,500,000
Net decrease in cash and cash equivalents	$(998,997)	$(78,538)

Operating Activities — During the quarter ended September 30, 2014, the Company provided cash flows from operating activities of $59,060 as compared to cash used of $156,894 in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The primary driver of cash used in investing activities is capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the quarter ended September 30, 2014, we used net cash of $1,058,055. For the quarter ended September 30, 2013, we used net cash of $2,421,644 in investing activities.

Financing Activities — Net cash flows provided by financing activities were $0 and $2,500,000 in the quarters ended September 30, 2014 and 2013, respectively. During the 2013 quarter, we received additional advances from an affiliate.

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

Contractual Obligations

On our East Texas properties, we have a midstream contract with Hilltop Resort GS, LLC that runs through October 31, 2024.  This contract with Hilltop Resort GS, LLC has a penalty provision expiring on October 31, 2014, if, for the previous quarter, an average of 50,000 Mcf/day is not sent through the pipelines.  Since the acquisitions on October 2, 2013, the Company has had to pay a quarterly penalty due to insufficient production. As of September 30, 2014, the Company accrued an obligation of $929,634 related to this contract.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15 (e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On July 14, 2014, the Company entered into an Amendment, Forbearance and Waiver Agreement (the “Amendment”) with the holders of the Senior Notes due October 2016 (“Notes”) and certain other parties thereto.  The Amendment includes additional covenants including, among others, that by September 30, 2014, the Company was required to identify a Strategic Transaction, as defined in the Amendment, that will result in the payment in full, in cash, of all amounts owing to the holders of the Notes, or a joint venture, strategic alliance or other transaction satisfactory to the holders of the Notes.  We continue to explore alternatives with respect to a Strategic Transaction, although we did not enter into a definitive agreement by October 17, 2014, which was the date to have consummated a Strategic Transaction.  We are in discussions with the holders of the Notes with respect to available alternatives.  Unless the requirement regarding a Strategic Transaction is waived, or we obtain an extension of time, the holders of the Notes could declare a default under the Note Purchase Agreement, accelerate the indebtedness represented by the Notes and exercise all other remedies available to them, including foreclosing on our assets.

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

CUBIC ENERGY, INC.
(Registrant)

Date: November 19, 2014	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: November 19, 2014	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)