Form 10-Q/A
period 2013-09-30
CUBIC ENERGY INC
filed 2014-12-10
CIK 319156

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

Explanatory Note

This amendment to Quarterly Report on Form 10-Q/A amends the condensed consolidated financial statements included in this quarterly report on Form 10-Q/A to give effect to a change in accounting for warrants at fair value. The Wells Fargo Energy Capital, Inc. (“WFEC”) warrants have been restated for the quarter ended September 30, 2013 at their fair value. The WFEC warrants include certain anti-dilution provisions, which provide for exercise price adjustments in the event that any common stock equivalents are issued at an effective price per share that is less than the exercise price of the warrants. The Company recorded the fair value of these warrants as of July 1, 2013 as an out of period adjustment to income and a corresponding liability.

Special note regarding forward-looking statements

This quarterly report on Form 10-Q/A contains forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. These forward-looking statements relate to, among other things, the following: our future financial and operating performance and results; our business strategy; market prices; and our plans and forecasts.

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

i

CUBIC ENERGY, INC.

ii

CUBIC ENERGY, INC.

CONDENSED BALANCE SHEETS

Item 1.  Financial Statements

	September 30,	June 30,
	2013 (unaudited)	2013 (audited)
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$182,038	$260,576
Accounts receivable - trade	478,252	586,174
Due from affiliate	21,271	1,678
Other prepaid expenses	74,758	156,892
Total current assets	756,319	1,005,320
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	33,849,723	33,828,079
Unproven properties	—	—
Office and other equipment	30,227	30,227
Property and equipment, at cost	33,879,950	33,858,306
Less accumulated depreciation, depletion and amortization	19,825,934	19,134,081
Property and equipment, net	14,054,016	14,724,225
Other assets:
Acquisition costs - deposit and extension fees	4,700,000	2,300,000
Total other assets	4,700,000	2,300,000
	$19,510,335	$18,029,545
Liabilities and stockholders’ equity
Current liabilities:
Notes payable - WFEC - term note	$5,000,000	$5,000,000
Notes payable - WFEC - revolver	20,865,110	20,865,110
Notes payable - due to affiliate	2,000,000	2,000,000
Due to affiliates	4,528,299	2,000,000
Accounts payable and accrued expenses	2,880,559	1,331,609
Total current liabilities	35,273,968	31,196,719

Long-term liabilities:
Fair value of warrants liability	$2,030,188	$—
Total long-term liabilities	2,030,188	—
Stockholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares;
Series A - 8% preferred stock,$100 stated value, redeemable at $120 and covertible at $1.20 per common share, authorized 165,000 shares, 120,468 shares issued and outstanding at September 30, 2013, and 118,113 issued and outstanding at June 30, 2013	$1,205	$1,181
Additional paid-in capital	12,045,595	11,810,119
Common stock - $.05 par value; authorized 200,000,000 shares; issued and outstanding 77,505,908 shares at September 30, 2013 and 77,360,908 shares at June 30, 2013	3,871,670	3,868,047
Additional paid-in capital	56,927,219	56,910,545
Accumlated (deficit)	(90,639,510)	(85,757,066)
Total stockholders’ equity	(17,793,821)	(13,167,174)
Total liabilities and stockholders’ equity	$19,510,335	$18,029,545

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	September 30,
	2013	2012
	(Restated)
Revenues:
Oil and gas sales	$866,702	$1,003,660
Total revenues	$866,702	$1,003,660
Costs and expenses:
Oil and gas production, and operating costs	315,628	799,528
General and administrative expenses	1,207,827	529,947
Depreciation, depletion and non-loan-related amortization	691,853	953,490
Total costs and expenses	2,215,308	2,282,965
Operating income (loss)	(1,348,606)	(1,279,305)
Non-operating income (expense):
Other income	9	19
Interest expense, including amortization of loan discount	(1,260,659)	(483,599)
Change in fair value of warrants liability	(2,030,188)	—
Amortization of loan costs	—	—
Total non-operating income (expense)	(3,290,838)	(483,580)
Loss from operations before income taxes	(4,639,444)	(1,762,885)
Provision for income taxes	—	—
Net loss	$(4,639,444)	$(1,762,885)
Dividends on preferred shares	(243,000)	(224,400)
Net loss available to common shareholders	(4,882,444)	(1,987,285)
Net loss per common share - basic and diluted	$(0.06)	$(0.03)
Weighted average common shares outstanding	77,431,832	77,215,908

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	September 30,
	2013	2012
	(Restated)
Cash flows from operating activities:
Net (loss)	$(4,639,444)	$(1,762,885)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	691,853	953,489
Change in fair value of warrants liability	2,030,188	—
Stock and stock options issued for compensation	20,298	13,025
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	107,922	76,298
(Increase) decrease in other prepaid expenses	82,134	(26,123)
Increase (decrease) in accounts payable and accrued liabilities	1,541,449	687,873
Increase (decrease) in due to affiliates	8,706	46,251
Net cash provided (used) by operating activities	(156,894)	(12,072)
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(21,644)	(155,184)
Increase (decrease) in capital portion of due to affiliates	—	1,759
Deposit on acquisition	(2,400,000)	—
Net cash provided (used) by investing activities	(2,421,644)	(153,425)
Cash flows from financing activities:
Advance from affiliates	2,500,000	—
Net cash provided (used) by financing activities	2,500,000	—
Net increase (decrease) in cash and cash equivalents	$(78,538)	$(165,497)
Cash and cash equivalents:
Beginning of period	260,576	275,527
End of period	$182,038	$110,030
Other information:
Cash interest paid on debt	$342,270	$150,606
Non-cash investing and financing activities:
Increase in prepaid drilling credit for acquisition and development of oil and gas properties	$—	$562,325
Preferred stock dividends accrued	$243,000	$224,400
Conversion of accrued dividend to Preferred Stock	$235,500	$—

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(Unaudited)

Restatement Correction of Error

As noted, the financial information for the three months ended September 30, 2013 has been restated to reflect the change in fair value of warrants liability for the Wells Fargo Energy Capital, Inc. (“WFEC”) warrants since their re-pricing in December 2012. The Company re-priced and extended warrants to purchase 8,500,000 shares of common stock in connection with the amendment of its Credit Agreement with WFEC in December 2012. The previously issued warrants were modified to provide for an exercise price of $0.20 per share with the exercise term extended to December 31, 2017. The warrants included certain anti-dilution provisions, which provide exercise price adjustments in the event that any common stock equivalents are issued at an effective price per share that is less than the exercise price of the warrants. The fair value of the warrants liability was not recorded for the year ended June 30, 2013 or previous years. The Company, however, recorded the liability related to the fair value of these warrants as of July 1, 2013 ($1,805,898) as an out-of-period charge to net income and corresponding liability on July 1, 2013. The subsequent increase in the warrants’ fair value during the three months ended September 30, 2013, has been reflected as an increase in the warrants liability and a charge to net income of $224,290 for the three months ended September 30, 2013. The restated effects are shown in the table following:

Warrants liability

Balance at June 30, 2013	$—
Re-priced WFEC warrants as recorded July 1, 2013	1,805,898
Cancelled, forfeited or expired	—
Change in fair value WFEC warrants	224,290
Balance at September 30, 2013	$2,030,188

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

Issuance of Warrants and Series C Preferred Stock

Pursuant to the terms of a Warrant and Preferred Stock Agreement, dated as of October 2, 2013, and in connection with the issuance and sale of the Notes under the Note Purchase Agreement (see Note E), the Company issued certain warrants.  The Company issued warrants exercisable for (a) an aggregate of 65,834,549 shares of Common Stock, at an exercise price of $0.01 per share (the “Class A Warrants”), and (b) an aggregate of 32,917,274 shares of Common Stock, at an exercise price of $0.50 per share (the “Class B Warrants”, and together with the Class A Warrants, the “Warrants”).

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

Acquisition of Properties from Tauren

The Company entered into and consummated a Purchase and Sale Agreement dated as of October 2, 2013 (the “Tauren Agreement”) with Tauren.  Pursuant to the Tauren Agreement, the Company acquired well bores, proven reserves, oil & natural gas production and undeveloped leasehold interests in the Cotton Valley formation in DeSoto and Caddo Parishes, Louisiana.  The acquired properties include approximately 5,600 net acres of leasehold interests.  The acquisition price paid by the Company was $4,000,000 in cash and 2,000 shares of the Company’s Series B Convertible Preferred Stock with an aggregate stated value of $2,000,000.  The Tauren Agreement was unanimously approved by the Company’s board of directors, excluding Mr. Wallen.  In addition, the Company obtained an opinion from a third-party adviser, which concluded that the terms of the Tauren Agreement were fair, from a financial perspective, to the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three months ended September 30, 2013 and 2012 should be read in conjunction with our condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q/A and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2013.

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

Results of Operations

	Three months ended
	September 30,
	2013	2012
Production Volumes:
Oil (Bbl)	141	111
Natural gas liquids (Bbl)	492	152
Natural gas (Mcf)	243,844	353,540
Total (Mcfe)	247,639	355,118

Weighted Average Sales Prices:
Oil (per Bbl)	$103.22	$88.04
Natural gas liquids (per Bbl)	$43.68	$57.12
Natural gas (per Mcf)	$3.41	$2.79

Selected Expenses per Mcfe:
Production costs	$0.60	$0.61
Workover expenses (non-recurring)	$—	$—
Severance taxes	$0.08	$0.39
Other revenue deductions	$0.60	$1.25
Total lease operating expenses	$1.27	$2.25
General and administrative expenses	$4.88	$1.49
Depreciation, depletion and amortization	$2.79	$2.68

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

CHANGE IN FAIR VALUE OF WARRANTS LIABILITY of $224,290 was recognized for the three months ended September 30, 2013. Due to the immaterial nature of the correction of error, the $1,805,898 fair value of warrants liability associated with the Company’s WFEC warrants, which were re-priced and extended in December 2012, was recorded on July 1, 2013. There was no warrants liability recorded for the WFEC warrants for the three months ended September 30, 2012.

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

In September and October 2014, we identified material weaknesses in our internal controls over financial reporting in connection with our (i) financial reporting and disclosure process (ii) accounting for asset retirement obligations and (iii) accounting for certain complex accounting transactions. The first material weakness, our financial reporting and disclosure process, resulted in additional disclosures and amendments to our quarterly reports for the quarterly periods ended September 30, 2013, December 31, 2013 and March 31, 2014 necessary to present the financial statements in accordance with accounting principles generally accepted in the United States. The second material weakness, our accounting for asset retirement obligations (ARO), resulted in our inappropriate estimation of the ARO related to the properties acquired in our acquisitions in Fiscal 2014. Our third material weakness, our accounting for certain complex accounting transactions, resulted in an incorrect accounting treatment related to the warrants that were issued together with the Notes. The warrants contained ‘full-ratchet’ anti-dilution adjustment provisions that were not properly accounted for. Additionally, certain warrants that were re-priced in 2013 and 2014 also contained certain anti-dilution provisions that were not accounted for correctly since their issuance date. Finally, we did not apply the proper accounting for the exchanges of certain related party debt and equity instruments in transactions that were deemed equity contributions. As a result, of these material weaknesses, the Company will also amend its December 31, 2013 and March 31, 2014 Forms 10-Q.

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

CUBIC ENERGY, INC.
(Registrant)

Date: December 10, 2014	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: December 10, 2014	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)