Form 10-Q/A
period 2013-12-31
CUBIC ENERGY INC
filed 2015-01-22
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

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

Explanatory Note

This amendment to Quarterly Report on Form 10-Q/A amends the condensed consolidated financial statements included in this quarterly report on Form 10-Q/A to give effect to a change in accounting for warrants at fair value. The warrants liability related to the warrants issued in connection with the issuance of the Notes (as defined in Note F to the Condensed Consolidated Financial Statements) and the previously outstanding warrants issued to Wells Fargo Energy Capital, Inc. (“WFEC”) have been restated for the quarter ended December 31, 2013 and the six-month period ended December 31, 2013 at their fair value. These warrants include certain anti-dilution provisions, which provide for exercise price adjustments in the event that any common stock equivalents are issued at an effective price per share that is less than the exercise price of the warrants. The Company recorded the fair value of the WFEC warrants as of July 1, 2013 as an out of period adjustment to income and a corresponding liability. The warrants issued in connection with the issuance of the Notes were issued during the quarter ended December 31, 2013, and are recorded as of the issuance date. In addition, the Company’s asset retirement obligation (“ARO”) has been restated, due to changes in estimates of the ARO related to the properties acquired by the Company during the quarter ended December 31, 2013. Certain other corrections and reclassifications have been made but are not described in detail due to their immaterial nature.

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

i

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

ii

CUBIC ENERGY, INC.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2013 (unaudited)	June 30, 2013
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$15,274,662	$260,576
Accounts receivable - trade	2,829,855	586,174
Due from affiliate	—	1,678
Other prepaid expenses	544,854	156,892
Total current assets	18,649,371	1,005,320
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	119,753,808	33,828,079
Unproven properties	8,881,589	—
Office and other equipment	37,487	30,227
Property and equipment, at cost	128,672,884	33,858,306
Less accumulated depreciation, depletion and amortization	22,175,523	19,134,081
Property and equipment, net	106,497,361	14,724,225
Other assets:
Cash restricted under loan agreement	5,000,000	—
Deferred loan costs, net	2,609,922	—
Prepaid drilling costs	2,964,342	—
Acquisition costs - deposits	—	2,300,000
Total other assets	10,574,264	2,300,000

Total Assets	$135,720,996	$18,029,545

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Notes payable - WFEC - term note	$—	$5,000,000
Note payable - WFEC - revolver	—	20,865,110
Notes payable - due to affiliate	—	2,000,000
Fair value of derivatives	3,993,177	—
Due to affiliates	555,742	2,000,000
Accounts payable and accrued expenses	3,585,180	1,331,609
Total current liabilities	8,134,099	31,196,719
Long-term liabilities
Long-term debt - Senior Notes	36,010,073	—
Long-term debt - WFEC note	24,880,936	—
Total long-term liabilities	60,891,009	—
Asset Retirement Obligation	1,689,640	—
Warrants liabilities	26,940,461	—
Fair value of derivatives	37,652,634	—
Total Liabilities	135,307,843	31,196,719

Redeemable Preferred stock - Series C, authorized 98,751.823 shares; $0.01 stated value, voting, redeemable at $0.01; 98,751.823 shares issued and outstanding at December 31, 2013 and none at June 30, 2013	988	—
Stockholders’ equity (deficit):
Preferred stock - $.01 par value; authorized 10,000,000 shares;
Preferred stock - 8% Series A, authorized 165,000 shares $100 stated value, voting, redeemable at $120, convertible at $1.20 per common share, canceled February 2014	—	1,181
Additional paid-in capital - Preferred Stock - Series A (see Note D)	—	11,810,119
Preferred stock - 9.5% Series B, authorized 35,000 shares $1,000 stated value, voting, convertible at $0.50 per common share; with 16,162 outstanding at December 31, 2013 and none at June 30, 2013	2,973,808	—
Additional paid-in capital - Preferred Stock - Series B (see Note D)	11,798,978	—
Common stock - $.05 par value; authorized 200,000,000 shares; issued and outstanding 77,505,908 shares at December 31, 2013 and 77,360,908 shares at June 30, 2013	3,875,295	3,868,047
Additional paid-in capital - Common Stock	56,954,044	56,910,545
Accumulated deficit	(75,189,960)	(85,757,066)
Total stockholders’ equity (deficit)	412,165	(13,167,174)
	$135,720,996	$18,029,545

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Restated)		(Restated)
Revenues:
Oil and gas sales	$4,754,852	$1,039,376	$5,621,554	$2,043,036
Total revenues	$4,754,852	$1,039,376	$5,621,554	$2,043,036
Costs and expenses:
Oil and gas production and operating costs	2,987,880	453,787	3,303,508	1,253,315
Accretion of asset retirement obligations	113,317	—	113,317	—
General and administrative expenses	2,083,783	488,812	3,291,610	1,018,759
Depreciation, depletion and non-loan-related amortization	2,349,589	833,318	3,041,442	1,786,808
Total operating costs and expenses	7,534,569	1,775,917	9,749,877	4,058,882
Operating income (loss)	(2,779,717)	(736,541)	(4,128,323)	(2,015,846)
Non-operating income (expense):
Other income	5,485	665,519	5,494	665,538
Interest expense	(5,624,686)	(368,564)	(6,885,345)	(852,163)
Loss on derivative contracts	(6,620,809)	—	(6,620,809)	—
Amortization of loan costs	(230,898)	—	(230,898)	—
Gain on acquisition of assets at fair market value	22,578,000	—	22,578,000	—
Change in fair value of warrants liabilty	8,500,760	—	6,470,572	—
Total non-operating income (expense)	18,607,852	296,955	15,317,014	(186,625)
Income (loss) before income taxes	15,828,135	(439,586)	11,188,691	(2,202,471)
Provision for income taxes	—	—	—	—
Net income (loss)	$15,828,135	$(439,586)	$11,188,691	$(2,202,471)
Dividends on preferred shares	(378,589)	(228,900)	(621,589)	(453,300)
Net income (loss) attributable to common stockholders	$15,449,546	$(668,486)	$10,567,102	$(2,655,771)
Net income (loss) per common share
Basic	$0.20	$(0.01)	$0.14	$(0.03)
Diluted	$0.09	$(0.01)	$0.08	$(0.03)
Weighted average common shares outstanding
Basic	77,500,392	77,215,908	77,466,112	77,215,908
Diluted	177,837,631	77,215,908	136,593,431	77,215,908

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	December 31,
	2013	2012
	(Restated)
Cash flows from operating activities:
Net income (loss)	$11,188,691	$(2,202,471)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	3,041,442	1,786,808
Gain on acquisition of assets at fair market value	(22,578,000)
Accretion of ARO	113,317	—
Amortization of deferred loan costs	230,898	—
Amortization of debt discount	2,715,600	—
Paid-in-kind interest expense	1,402,500	—
Unrealized loss on derivative contracts	6,620,809	—
Settlement of derivative contracts-swaps	(29,035)	—
Change in fair value of warrants liability	(6,470,572)	—
Stock issued for compensation	50,750	17,366
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	(2,243,681)	1,878,716
(Increase) decrease in other prepaid expenses	(387,962)	1,089
Increase (decrease) in accounts payable and accrued liabilities	2,225,469	(704,507)
Increase (decrease) in due to affiliates	557,420	(29,674)
Net cash provided (used) by operating activities	$(3,562,354)	$747,327
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(3,714,107)	(211,609)
Prepaid drilling costs	(2,964,342)
Increase (decrease) in capital portion of due to affiliates	—	1,602
Purchase of office equipment	—	(1,807)
Reimbursement of advances on development costs	—	10,079,583
Net cash paid for acquisitions of properties	(64,278,148)	—
Net cash provided (used) by investing activities	$(70,956,597)	$9,867,769
Cash flows from financing activities:
Proceeds from long-term debt	31,892,961	—
Proceeds from issuance of warrants	33,411,033	—
Proceeds from derivative contracts	35,091,536	—
Settlement costs paid under derivative contracts	(37,499)	—
Proceeds from revolver	4,015,826	—
Increase in restricted cash	(5,000,000)	—
Repayment of advances from affiliates	(2,000,000)	—
Payment of long-term debt	(5,000,000)	(9,134,890)
Loan costs incurred and other	(2,840,820)	—
Net cash provided (used) by financing activities	$89,533,037	$(9,134,890)
Net increase (decrease) in cash and cash equivalents	$15,014,086	$1,480,206
Cash and cash equivalents:
Beginning of period	260,576	275,527
End of period	$15,274,662	$1,755,733
Other information:
Cash interest paid on debt	$3,730,961	$844,317
Non-cash investing and financing activities:
Issuance of preferred stock in connection with acquisition of properties	368,000	—
Note payable and accrued interest due to affiliate converted to preferred stock	2,114,986	—
Increase in prepaid drilling credit for acquisition and development of oil and gas properties	—	562,325
Preferred stock dividends accrued	621,589	453,300
Conversion of accrued dividend to preferred stock	235,500	217,100
Non-cash additions to oil and gas properties through ARO	1,576,323	—

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

Note B — Acquisition of Properties

Acquisition of Properties from Gastar

On October 2, 2013, the Company consummated the transactions contemplated by the Purchase and Sale Agreement dated as of April 19, 2013 (the “Gastar Agreement”) with Gastar Exploration Texas, LP (“Gastar”) and Gastar Exploration USA, Inc.  Pursuant to the Gastar Agreement, the Company acquired proved reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The acquired properties include approximately 17,400 net acres of leasehold interests.  The acquisition price paid by the Company at closing was $39,188,830, following various adjustments set forth in the Gastar Agreement, and net of the various deposits paid prior to the closing date.  For purposes of allocating revenues and expenses and capital costs between Gastar and us, such amounts we netted effective January 1, 2013 and have been recorded as an adjustment to the purchase price.

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

Acquisition of Properties from Tauren

The Company entered into and consummated the transactions contemplated by a Purchase and Sale Agreement dated as of October 2, 2013 (the “Tauren Agreement”) with Tauren Exploration, Inc. (“Tauren”), an entity controlled by Calvin A. Wallen, III, the Chairman of the Board, President and Chief Executive Officer of the Company.  Pursuant to the Tauren Agreement, the Company acquired well bores, proved reserves, oil & natural gas production and undeveloped leasehold interests in the Cotton Valley formation in DeSoto and Caddo Parishes, Louisiana.  The acquired properties include approximately 5,600 net acres of leasehold interests.  The acquisition price paid by the Company was $4,000,000 in cash and 2,000 shares of the Company’s Series B Convertible Preferred Stock with an aggregate fair market value of $368,000 and a stated value of $2,000,000.  The Tauren Agreement was unanimously approved by the Company’s board of directors, excluding Mr. Wallen. This transaction resulted in a $22,578,000 bargain purchase gain for the Company that was recorded in the statement of operations for the quarter ended December 31, 2013.

		Gastar Acquired	Navasota Acquired	Tauren Acquired
Purchase Price Allocation - ($000’s)	Total	Properties	Properties	Properties
Assets acquired:
Unproved oil and natural gas properties	$7,101	$6,029	$1,072	$—
Proved developed and undeveloped oil and natural gas properties	89,373	42,446	19,981	26,946
Liabilities assumed:
Asset retirement obligations	1,500	1,005	495	—
Net assets acquired	$94,974	$47,470	$20,558	$26,946

*Pro forma Results of Operations

	Six Months		Three Months
	Ended December 31,		Ended December 31,
	2013	2012	2012
Oil and natural gas revenues	$9,492,083	$10,779,630	$5,189,674
Net income (loss)	$10,391,112	$3,222,422	$2,382,030
Basic earnings (loss) per share	$0.13	$0.04	$0.03
Diluted earnings (loss) per share	$0.08	$0.04	$0.03

* Pro forma Results of Operations include direct revenues and expenses from all acquired properties (i.e. Gastar, Navasota and Tauren), and revenues and net loss for Cubic during the respective periods.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

(Unaudited)

The Company utilized relevant market assumptions to determine fair value and allocate the purchase price, such as future commodity prices, projections of estimated natural gas and oil reserves, expectations for future development and operating costs, projections of future rates of production, expected recovery rates and market multiples for similar transactions. The Company’s assessment of the fair value of the properties acquired from Tauren, along with consideration of data prepared by a third party, resulted in a fair market valuation of $26,946,000. As a result of incorporating the valuation information into the purchase price allocation, a bargain purchase gain of $22,578,000 was recognized. Because the fair market value of the acquired properties was determined to be in excess of the consideration paid, in accordance with the provisions of ASC 805-30-25-4, the Company reassessed whether it had fully identified all of the assets and liabilities obtained in the acquisition.  Further, it instructed certain of its advisors to do the same.  As part of its reassessment, the Company also reevaluated the consideration transferred and whether there were any non-controlling interests in the acquired property.  No additional assets or liabilities were identified.  The consideration transferred consisted of cash and preferred stock; no additional consideration was given, including any such consideration as contemplated by ASC 805-30-30-7.  The Company had a valuation of the preferred stock performed by our advisors.  It revisited the terms, assumptions and conditions used in that valuation and found that the preferred stock was appropriately valued.  The Company also determined that there were no non-controlling interests in the acquired property. The bargain purchase gain was primarily attributable to the non-strategic nature of the divestiture to the seller, coupled with favorable economic trends in the industry and the geographic region in which the acquired properties are located. The Company believes the estimates used in the fair market valuation and purchase price allocation are reasonable and that the significant effects of the acquisition are properly reflected.

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

Restatement Correction of Error

As noted, the financial information for the three and six months ended December 31, 2013 has been restated to reflect the change in fair value of warrants liability. The Company’s outstanding warrants include certain anti-dilution provisions, which provide exercise price adjustments in the event that any common stock equivalents are issued at an effective price per share that is less than the exercise price of the warrants. The fair value of the warrants liability was not recorded for the year ended June 30, 2013 or previous years. Upon exercise or expiration of a warrant, the fair value of the warrant at that time will be reclassified to equity from a liability.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

(Unaudited)

The Company recorded a liability related to the fair value of the warrants issued in connection with the issuance and sale of the Notes on October 2, 2013 in an amount equal to the value assigned to the Class A Warrants of $23,700,437 and the value assigned to the Class B Warrants of $9,710,596, or an aggregate of $33,411,033, upon issuance. The subsequent decrease in the warrants’ fair value during the six months ended December 31, 2013, has been reflected as a decrease in the warrants liability and a credit to net income of $8,180,422.

Additionally, the financial information for the six months ended December 31, 2013 has been restated to reflect the change in fair value of warrants liability for the previously issued warrants exercisable into 8,500,000 shares of common stock that are held by Wells Fargo Energy Capital, Inc. (“WFEC”), since their re-pricing in December 2012. The Company re-priced and extended these warrants in connection with the amendment of its Credit Agreement with WFEC in December 2012.  The warrants were modified to provide for an exercise price of $0.20 per share with the exercise term extended to December 31, 2017.  The fair value of the warrants liability was not recorded for the year ended June 30, 2013 or previous years. The Company, however, recorded the liability related to the fair value of these warrants as of July 1, 2013 ($1,805,898) as an out-of-period charge to net income and corresponding liability on July 1, 2013. The subsequent decrease in the warrants’ fair value during the six months ended December 31, 2013, has been reflected as a net decrease in the warrants liability and a charge to net income of $96,048.

The following table is a summary of the warrant liability activity measured at fair value using Level 3 inputs:

Warrants liability
WFEC warrants - balance at July 1, 2013	$1,805,898
Granted -
Class A and B warrants, October 2, 2013	33,411,033
Cancelled, forfeited or expired	—
Change in fair value
Class A and B warrants	(8,180,422)
WFEC warrants	(96,048)
Balance at December 31, 2013	$26,940,461

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

Potential dilutive securities (e.g., convertible preferred stock, stock warrants and convertible debt) have been considered, but the Company reported net losses for the three and six month periods ended December 31, 2012, and, accordingly, their effects would be anti-dilutive for those periods. See the table below for a reconciliation of basic and diluted earnings per share for the three and six month periods ended December 31, 2013.

	For the three months ended December 31, 2013			For the six months ended December 31, 2013
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Income attributable to common shareholders - basic earnings per share	15,449,546	77,500,392	0.20	10,567,102	77,466,112	0.14

Effect of dilutive securities
Warrants	—	68,013,239		—	35,423,286
Convertible debt	719	—		66,883	2,522,450
Convertible preferred	—	32,324,000		243,000	21,181,583

Income attributable to common shareholders - diluted earnings per share	15,450,265	177,837,631	0.09	10,876,985	136,593,431	0.08

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

(Unaudited)

As of December 31, 2013, the board of directors has established three series of preferred stock:

Series A Convertible Preferred Stock — The Series A Convertible Preferred Stock has a stated value of $100 per share, was entitled to dividends in the amount of 8% per annum, was convertible into the common stock at $1.20 per share of common stock and was redeemable by the Company at $120 per share. As of December 31, 2013, there were no shares of Series A Convertible Preferred Stock outstanding. The Series A Convertible Preferred Stock was canceled in February 2014.

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

Series C Redeemable Voting Preferred Stock — The Series C Redeemable Voting Preferred Stock has a stated value of $0.01 per share.  The holders of Series C Redeemable Voting Preferred Stock are entitled to vote, together with the holders of our common stock, as a single class with respect to all matters presented to holders of common stock.  The holders of Series C Redeemable Voting Preferred Stock are entitled, in the aggregate, to a number of votes equal to the number of shares of common stock that would be issuable upon the exercise of all of the outstanding Class A Warrants and Class B Warrants (as defined below) on a Full Physical Settlement basis (as defined in the Warrant and Preferred Stock Agreement).  The holders of Series C Redeemable Voting Preferred Stock are not entitled to receive any dividends.  The Series C Redeemable Voting Preferred Stock may be redeemed at the option of the holders thereof at any time at the stated value per share. There were 98,751.823 shares of Series C Redeemable Voting Preferred Stock issued and outstanding as of December 31, 2013.

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

As consideration for the Drilling Credits, the Company (a) conveyed to Tauren a net overriding royalty interest of approximately 2% in its leasehold rights below the Taylor Sand formation of the Cotton Valley and (b) issued to Langtry 10,350,000 shares of Company common stock and 103,500 shares of Series A Convertible Preferred Stock. Through October 2, 2013, the Company had issued 16,968 additional shares of Series A Convertible Preferred Stock in lieu of dividends, totaling 120,468 shares owned by Langtry. All of the Series A Convertible Preferred Stock were converted into 12,047 shares of Series B Convertible Preferred Stock.

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

Issuance of Warrants and Series C Redeemable Voting Preferred Stock

Pursuant to the terms of a Warrant and Preferred Stock Agreement, dated as of October 2, 2013, and in connection with the issuance and sale of the Notes under the Note Purchase Agreement (see Note F), the Company issued certain warrants.  The Company issued warrants exercisable for (a) an aggregate of 65,834,549 shares of Common Stock, at an exercise price of $0.01 per share (the “Class A Warrants”), and (b) an aggregate of 32,917,274 shares of Common Stock, at an exercise price of $0.50 per share (the “Class B Warrants”, and together with the Class A Warrants, the “Warrants”). The fair value of the warrants was recorded as a loan discount and will be amortized over the three year term of the loan (see Note F).

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

(Unaudited)

Under the Note Purchase Agreement as a liquidity covenant Cubic must maintain a $5,000,000 minimum cash balance through December 31, 2013 and, thereafter $10,000,000 through October 2, 2016.

The Company allocated the proceeds from the issuance of the Notes to the Warrants and the Notes, based on the warrants’ fair market values at the date of issuance. The value assigned to the Class A Warrants was $23,700,437 and the value assigned to the Class B Warrants was $9,710,596, both of which were recorded as liabilities. The assignment of a fair value to the Warrants resulted in a loan discount being recorded. The discount will be amortized over the original three-year term of the Notes as additional interest expense.  Amortization for the six months ended December 31, 2013 was $2,715,600.

Cubic incurred loan costs of $2,840,819 on the issuance of the Notes and Warrants. The amount allocable to the debt of $2,840,819 has been capitalized and will be amortized over the original term of the Notes. Amortization for the six months ended December 31, 2013 was $230,898.

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

•

Level 3 inputs are measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources. These inputs may be used with internally developed methodologies or third party broker quotes that result in management’s best estimate of fair value. The Company’s valuation models consider various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments. Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Level 3 instruments are commodity costless collars, index swaps, basis and fixed price swaps and put and call options to hedge natural gas, oil and NGLs price risk. At each balance sheet date, the Company performs an analysis of all applicable instruments and includes in Level 3 all of those whose fair value is based on significant unobservable inputs. The fair values derived from counterparties and third party brokers are verified by the Company using publicly available values for relevant NYMEX futures contracts and exchange-traded contracts for each derivative settlement location. Although such counterparty and third party broker quotes are used to assess the fair value of its commodity derivative instruments, the Company does not have access to the specific assumptions used in its counterparties valuation models. Consequently, additional disclosures regarding significant Level 3 unobservable inputs were not provided and the Company does not currently have sufficient corroborating market evidence to support classifying these contracts as Level 2 instruments.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

(Unaudited)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013:

	Fair value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Liabilities:
Commodity derivative contracts	—	—	(41,646)	(41,646)
Total	$—	$—	$(41,646)	$(41,646)

The fair value guidance, as amended, establishes that every derivative instrument is to be recorded on the balance sheet as either an asset or liability measured at fair value. (See Note H).

Derivative contracts added October 2, 2013	35,091,536
Loss on derivative contracts	6,620,809
Settlements on derivative contracts	(66,534)
Derivative contracts as of December 31, 2013	$41,645,811

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

On October 2, 2013, the Company, through its subsidiary Cubic Asset, entered into a Fixed Price Swap arrangement. Under the terms of the Fixed Price Swap arrangement, Cubic Asset sold calls to a third party covering approximately 18,000 barrels of oil at a price of $92 per barrel. The scheduled volumes subject to the calls sold relate to production months from November 2013 through October 2016. Cubic Asset is subject to the price risks associated with product price increases above the specified fixed prices. This third parties have a junior lien position on both of the assets of Cubic Asset and Cubic Louisiana. Cubic Asset is using swaps to hedge some of its natural gas production. Cubic Asset receives the fixed price and pays the third party the floating market price during the applicable production month for the amount of production subject to the call

All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses as well as realized gains and losses related to contract settlements are presented in the statement of operations as a gain or (loss) on derivatives. For the three and six months ended December 31, 2013, the Company reported a net loss of $6,620,809 in the condensed consolidated statement of operations related to its commodity derivative instruments.

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

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated balance sheet and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments
	Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	December 31, 2013	December 31, 2012
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Assets	$—	$—
Commodity derivative contracts	Current Liabilities	(3,993)	—
Commodity derivative contracts	Long-term Liabilities	(37,653)	—
Total derivatives not designated as hedging instruments		$(41,646)	$—

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended
	Recoginized in Income on Derivatives	December 31, 2013	December 31, 2012
		(in thousands)
Derivatives not designated as hedging instruments
Commodity derivative contracts	Loss on derivative contracts	$6,621	$—
Total derivatives not designated as hedging instruments		$6,621	$—

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

(Unaudited)

Note I — Warrants liability

The Company’s outstanding warrants issued in connection with the issuance of the Notes issued on October 2, 2013 are classified as liabilities and are adjusted to reflect fair value at the end of each reporting period, with the changes in fair value recognized as a change in fair value of warrants liability in the Company’s condensed consolidated statements of operations. Specifically, the warrants issued in connection with Notes issued on October 2, 2013, grant the warrant holders certain anti-dilution protection which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the then-current exercise price per share.   As noted, the financial information for the three months ended December 31, 2013 has been restated to reflect the change in fair value of warrants liability. The fair value of the warrants liability was not recorded for the year ended June 30, 2013 or previous years. Upon exercise or expiration of a warrant, the fair value of the warrant at the time will be reclassified to equity from a liability.

The Company recorded the liability related to the fair value of these warrants issued in connection with the issuance and sale of the Notes on October 2, 2013 in an amount equal to the value assigned to the Class A Warrants of $23,700,437 and the value assigned to the Class B Warrants of $9,710,596, or an aggregate of $33,411,033 recorded as a liability upon issuance. The subsequent decrease in the warrants’ fair value during the six months ended December 31, 2013, has been reflected as a decrease in the warrants liability and a charge to net income of $8,180,422. Upon exercise or expiration of the warrants, the fair value of the warrants at that time will be reclassified to equity from a liability.

The Company re-priced and extended warrants to purchase 8,500,000 shares of common stock in connection with the amendment of its Credit Agreement with WFEC in December 2012. The previously issued warrants were modified to provide for an exercise price of $0.20 per share with the exercise term extended to December 31, 2017. The warrants include certain anti-dilution provisions, which provide exercise price adjustments in the event that any common stock equivalents are issued at an effective price per share that is less than the exercise price of the warrants. The warrants were not recorded as a fair value liability for the year ended June 30, 2013 or previous years. The Company, however, recorded the fair value of these warrants as of July 1, 2013 ($1,805,898) as an out-of-period charge to net income and corresponding liability on July 1, 2013. The subsequent decrease in the warrants’ fair value during the six months ended December 31, 2013, which includes the effect of the anti-dilution re-pricing from $0.20 per share to $0.17 per share in connection with the issuance of the Notes on October 2, 2013, has been reflected as a reduction in the warrant liability and a credit to net income, resulting in a net credit to net income of $320,338 in the three months ended December 31, 2013 and a $96,048 net decrease in fair value of the WFEC warrants liability for the six months ended December 31, 2013.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

(Unaudited)

The following table is a summary of the warrants liability activity measured at fair value using Level 3 inputs:

Warrants liability
WFEC warrants - balance at July 1, 2013	$1,805,898
Granted -
Class A and B warrants, October 2, 2013	33,411,033
Cancelled, forfeited or expired	—
Change in fair value
Class A and B warrants	(8,180,422)
WFEC warrants	(96,048)
Balance at December 31, 2013	$26,940,461

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

The following table reflects the assumed ARO liability from the acquisition of assets, on October 2, 2013 for the six months ended December 31, 2013:

Asset retirement obligations, at June 30, 2013	$—
Activity during the period:	—
Liabilities incurred during the period	1,576,323
Accretion of discount	113,317
Asset retirement obligations, at December 31, 2013	1,689,640
Less current portion	—
Long-term portion	$1,689,640

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

Note O — Legal Proceedings

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

Results of Operations

For the Three Months ended December31, 2013 and 2012

	Three months ended
	December 31,
	2013	2012
Production Volumes:
Oil (Bbls)	4,132	264
Natural gas liquids (Bbls)	874	303
Natural gas (Mcf)	1,291,844	306,729
Total (Mcfe)	1,316,758	308,357

Weighted Average Sales Prices:
Oil (per Bbl)	$91.76	$83.85
Natural gas liquids (per Bbl)	$44.10	$55.86
Natural gas (per Mcf)	$3.36	$3.26

Selected Expenses per Mcfe:
Production costs	$0.91	$0.84
Workover expenses (non-recurring)	$0.09	$0.05
Severance taxes	$0.03	$0.05
Other revenue deductions	$1.23	$0.53
Total lease operating expenses	$2.26	$1.46
General and administrative expenses	$1.58	$1.59
Depreciation, depletion and amortization	$1.78	$2.70

Revenues

OIL AND GAS SALES increased 357% to $4,754,852 for the quarter ended December 31, 2013 from $1,039,376 for the quarter ended December 31, 2012 primarily due to increased oil and gas volumes resulting from the acquisitions during the 2013 quarter. We received an average natural gas price of $3.36 per Mcf in the 2013 quarter versus $3.26 in the 2012 quarter.

Costs and Expenses

OIL AND GAS PRODUCTION AND OPERATING COSTS increased 558% to $2,987,880 (56% of oil and gas sales) for 2013 from $453,787 (44% of oil and gas sales) for 2012, primarily due to the expenses incurred from the increased number of wells brought online post-acquisition during the 2013 quarter. Other revenue deduction expenses increased $1,460,440. These are costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas; lease operating expense increased $945,554, workovers expenses increased $96,573, production taxes increased $25,121.

ACCRETION OF ASSET RETIREMENT OBLIGATION (“ARO”) was $113,317 for the three months ended December 31, 2013.

GENERAL AND ADMINISTRATIVE EXPENSES increased 326% to $2,083,783 for 2013 from $488,812 in 2012, primarily due to an increase of $334,787 in legal fees/expenses, a $163,458 increase in consulting and management fees, a $90,367 increase in cash compensation (due to new hires) and a $97,303 increase in contracted professional services, directly related to the Company’s acquisitions and debt restructuring efforts, during the three months ended December 31, 2013 as compared to the 2012 quarter.

DEPRECIATION, DEPLETION AND AMORTIZATION increased 182% to $2,349,589 in 2013 from $833,318 in 2012. The increase was primarily due to the $90,037,491 increase in the full cost pool due to the acquisitions during the three months ended December 31, 2013 as compared to December 31, 2012.

DERIVATIVES LOSS was $6,620,809 for the three months ended December 31, 2013. There was no derivative gain or loss for the three months ended December 31, 2012, as we had not engaged in any derivative transactions prior to the end of that quarter. The net derivative loss in the 2013 quarter was due to contract prices of $92 per barrel of oil and $3.90 per Mcf for natural gas generally being lower than the settlement prices.

CHANGE IN FAIR VALUE OF WARRANTS LIABILITIES of $8,500,760 was recognized for the three months ended December 31, 2013. The fair value of warrants liability associated with the Company’s Class A and B warrants, which were issued in connection with the issuance of the Notes on October 2, 2013, decreased as of December 31, 2013, by $8,180,422. There was also a decrease in fair value of warrants held by WFEC of $320,338 for the three months ended December 31, 2013.

INTEREST EXPENSE increased to $5,624,686 in 2013 from $368,564 in 2012 primarily due to interest incurred on the Notes issued on October 2, 2013, as well as interest on borrowings from WFEC. The Company’s total debt (net of discounts) is $60,891,009 for the 2013 quarter from $28,361,571 for the 2012 quarter.

For the Six Months ended December 31, 2013 and 2012

	Six months ended
	December 31,
	2013	2012
Production Volumes:
Oil (Bbl)	4,272	375
Natural gas liquids (Bbl)	1,366	455
Natural gas (Mcf)	1,535,688	660,269
Total (Mcfe)	1,561,516	662,583

Weighted Average Sales Prices:
Oil (per Bbl)	$92.14	$85.09
Natural gas liquids (Bbl)	$44.10	$56.28
Natural gas (per Mcf)	$3.37	$3.01

Selected Expenses per Mcfe:
Production costs	$0.87	$0.68
Workover expenses (non-recurring)	$0.07	$0.06
Severance taxes	$0.04	$0.23
Other revenue deductions	$1.13	$0.91
Total lease operating expenses	$2.11	$1.88
General and administrative expenses	$2.11	$1.54
Depreciation, depletion and amortization	$1.95	$2.70

Revenues

OIL AND GAS SALES increased 175% to $5,621,554 for the six months ended December 31, 2013 from $2,043,036 for the six months ended December 31, 2012, primarily due to increased oil and gas volumes resulting from the acquisitions during the 2013 period versus the 2012 period. We received an average natural gas price of $3.37 per Mcf in the 2013 period versus $3.01 in the 2012 period.

Costs and Expenses

OIL AND GAS PRODUCTION AND OPERATING COSTS increased 164% to $3,303,508 (59% of oil and gas sales) for 2013 from $1,253,315 (61% of oil and gas sales) for 2012, primarily due to the expenses recognized from the increased number of wells brought online post-acquisition during the six months ended December 31, 2013. Other revenue deduction expenses increased $1,165,624. These are costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas. Lease operating expense increased $928,929, and workovers expenses increased $70,412, but were partially offset by a $94,453 decrease in production taxes.

ACCRETION OF ASSET RETIREMENT OBLIGATION (“ARO”) was $113,317 for the six months ended December 31, 2013.

GENERAL AND ADMINISTRATIVE EXPENSES increased 223% to $3,291,610 for 2013 from $1,018,759 for 2012 primarily due to an increase of $636,582 in legal fees/expenses, a $463,458 increase in consulting and management fees, a $311,022 increase in cash compensation (due to new hires), and a $196,825 increase in contracted professional services, directly related to the Company’s acquisitions and debt restructuring efforts, during the six months ended December 31, 2013 as compared to the 2012 period.

DEPRECIATION, DEPLETION AND AMORTIZATION increased 70% to $3,041,442 in 2013 from $1,786,808 in 2012. The increase was primarily due to the $90,037,491 increase in the full cost pool due to the acquisitions during the six months ended December 31, 2013 as compared to December 31, 2012.

DERIVATIVES LOSS was $6,620,809 for the six months ended December 31, 2013. There was no derivative gain or loss for the six months ended December 31, 2012, as we had not engaged in any derivative transactions prior to the end of that quarter. The net derivative loss in the 2013 quarter was due to contract prices of $92 per barrel of oil and $3.90 per Mcf for natural gas generally being lower than the settlement prices.

CHANGE IN FAIR VALUE OF WARRANTS LIABILITIES of $6,470,572 was recognized for the six months ended December 31, 2013. The fair value of warrants liability associated with the Company’s Class A and B warrants, which were issued in connection with the issuance of the Notes on October 2, 2013, decreased as of December 31, 2013, by $8,180,422. There was an overall increase in fair value of warrants held by WFEC to $1,709,850 for the six months ended December 31, 2013.

INTEREST EXPENSE increased to $6,885,345 in 2013 from $852,163 in 2012 primarily due to interest incurred on the Notes issued on October 2, 2013, as well as interest on borrowings from WFEC. The Company’s total debt (net of discounts) is $60,891,009 for the six months ended December 31, 2013, an increase from $28,361,571 for the same 2012 period.

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

As a result of the acquisition of properties from Gastar Exploration Texas, LP (“Gastar”), we acquired proved reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The acquired properties include approximately 17,400 net acres of leasehold interests.  The acquisition price paid by us at closing was $39,188,830, following various adjustments set forth in the purchase agreement with Gastar, and including the various deposits paid prior to the closing date.

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

Working Capital and Capital Expenditures

Working capital as of December 31, 2013 was over $10 million, up from a working capital deficit of over $30 million at June 30, 2013, as a result of proceeds from the issuance of the Notes, entering into the Call Option Structured Derivative arrangement and the refinancing of the WFEC debt. The debt to WFEC is now classified as long-term debt.

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

Cash Flow vigilante

Our net increase in cash and cash equivalents is summarized as follows:

	Six months ended
	December 31,
	2013	2012
Net cash provided (used) by operating activities	$(3,562,354)	$747,327
Net cash provided (used) by investing activities	(70,956,597)	9,867,769
Net cash provided (used) by financing activities	89,533,037	(9,134,890)
Net increase in cash and cash equivalents	$15,014,086	$1,480,206

Operating Activities — During the six months ended December 31, 2013, the Company used cash flows from operating activities of $3,562,354 as compared to $747,327 cash provided by operating activities in the prior year period. Cash flow from operations is dependent on our ability to increase through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The cash used in investing activities consists of capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the six months ended December 31, 2013, we had capital spending related to the acquisitions and development of oil and gas properties of $3,714,107, acquisition costs of $64,278,148 and total cash used of $70,956,597 by investing activities. In the six months ended December 31, 2012, we had capital spending related to the acquisition and development of oil and gas properties of $211,609 and were reimbursed for $10,079,583 of prepaid drilling credits and had cash provided of $9,867,769 by investing activities.

Financing Activities — Net cash flows were $89,533,037 provided and $9,134,890 used by financing activities during the six month periods ended December 31, 2013 and 2012, respectively. These funds provided by financing activities in the 2013 period were primarily related to the issuance of the Notes and the proceeds from entering into the Call Option Structured Derivative. During the 2012 period, we used $9,134,890 for funding financing activities. These funds were received as part of the EXCO/BG settlement and were used to reduce our Credit Facility.

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

In September and October 2014, we identified material weaknesses in our internal controls over financial reporting in connection with our (i) financial reporting and disclosure process (ii) accounting for asset retirement obligations and (iii) accounting for certain complex accounting transactions.  The first material weakness, our financial reporting and disclosure process, resulted in additional disclosures and amendments to our quarterly reports for the quarterly periods ended September 30, 2013, December 31, 2013 and March 31, 2014 necessary to present the financial statements in accordance with accounting principles generally accepted in the United States.  The second material weakness, our accounting for asset retirement obligations (“ARO”), resulted in our inappropriate estimation of the ARO related to the properties acquired in our acquisitions in Fiscal 2014.  Our third material weakness, our accounting for certain complex accounting transactions, resulted in an incorrect accounting treatment related to the warrants that were issued together with the Notes. The warrants contained ‘full-ratchet’ anti-dilution adjustment provisions that were not properly accounted for.  Additionally, certain warrants that were re-priced in 2013 and 2014 also contained certain anti-dilution provisions that were not accounted for correctly since their issuance date. Finally, we did not apply the proper accounting for the exchanges of certain related party debt and equity instruments in transactions that were deemed equity contributions. As a result of these material weaknesses, the Company has amended its September 30, 2013 Form 10-Q and will amend its March 31, 2014 Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

We maintain a system of internal control over financial reporting. There were material weaknesses in our internal control over financial reporting during the second quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company needs to hire qualified experts to review complex transactions like those consummated in October 2013, to ensure all items are receiving proper accounting treatment.

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

CUBIC ENERGY, INC.
(Registrant)

Date: January 22, 2015	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: January 22, 2015	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)