Form 10-Q
period 2014-12-31
CUBIC ENERGY INC
filed 2015-02-17
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2014

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

As of February10, 2015, the registrant had 77,505,908 shares of common stock, $0.05 par value, outstanding.

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

i

CUBIC ENERGY, INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2014 (unaudited)	June 30, 2014

Assets
Current assets:
Cash and cash equivalents	$1,455,705	$6,857,970
Accounts receivable - trade	1,241,061	2,026,210
Other prepaid expenses	544,861	1,514,302
Total current assets	3,241,627	10,398,482

Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	127,349,152	126,041,447
Unproven properties	9,824,816	8,227,109
Office and other equipment	82,511	78,733
Property and equipment, at cost	137,256,479	134,347,289
Less accumulated depreciation, depletion and amortization	30,982,470	26,914,972
Property and equipment, net	106,274,009	107,432,317

Other assets:
Cash restricted under loan agreement	5,000,000	5,000,000
Deferred loan costs, net	1,662,982	2,140,343
Prepaid drilling costs	4,000,987	—
Total other assets	10,663,969	7,140,343

Total Assets	$120,179,605	$124,971,142

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Note payable - WFEC - revolver	26,880,936	24,880,936
Note payable, net of discounts - Senior Notes	48,831,912	43,090,338
Fair value of derivatives	949,528	8,065,417
Due to affiliates	706,814	232,021
Accounts payable and accrued expenses	13,474,651	7,127,572
Total current liabilities	90,843,841	83,396,284

Asset Retirement Obligation	1,992,677	1,916,276
Warrants liability	2,307,761	16,290,341
Fair value of derivatives	16,154,782	25,052,008
Total Liabilities	111,299,061	126,654,909

Redeemable Preferred stock - Series C, authorized 98,751.823 shares; $0.01 stated value, voting, redeemable at $0.01; 98,751.823 shares issued and outstanding at December 31, 2014 and at June 30, 2014	988	988

Stockholders’ equity (deficit):
Preferred stock - $.01 par value; authorized 10,000,000 shares;
Preferred stock - 9.5% Series B, authorized 35,000 shares $1,000 stated value, voting, convertible at $0.50 per common share; with 17,743.933 outstanding at December 31, 2014 and 16,928.047 at June 30, 2014	3,264,884	3,114,761
Additional paid-in capital - Preferred Stock - Series B (see Note D)	13,089,835	12,424,073

Common stock - $.05 par value; authorized 400,000,000 shares; issued and outstanding 77,505,908 shares at December 31, 2014 and 77,505,908 shares at June 30, 2014	3,875,297	3,875,297
Additional paid-in capital - Common Stock	56,954,045	56,954,045
Accumulated deficit	(68,304,505)	(78,052,931)
Total stockholders’ equity (deficit)	8,879,556	(1,684,755)
	$120,179,605	$124,971,142

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenues:
Oil and gas sales	$3,615,509	$4,754,852	$7,721,003	$5,621,554
Total revenues	$3,615,509	$4,754,852	$7,721,003	$5,621,554

Costs and expenses:
Oil and gas production and operating costs	2,427,255	2,987,880	5,035,838	3,303,508
Accretion of asset retirement obligations	82,406	113,317	163,337	113,317
General and administrative expenses	1,315,315	2,083,783	2,749,490	3,291,610
Depreciation, depletion and amortization	1,968,451	2,349,589	4,067,498	3,041,442
Total operating costs and expenses	5,793,427	7,534,569	12,016,163	9,749,877
Operating loss	(2,177,918)	(2,779,717)	(4,295,160)	(4,128,323)

Non-operating income (expense):
Other income	1,612	5,485	3,564	5,494
Interest expense	(7,191,797)	(5,624,686)	(14,184,879)	(6,885,345)
Gain (Loss) on derivative contracts	7,805,073	(6,620,809)	15,559,510	(6,620,809)
Amortization of loan costs	(238,681)	(230,898)	(477,361)	(230,898)
Gain on acquisition of assets at fair market value	—	22,578,000	—	22,578,000
Change in fair value of warrants liabilty	12,964,573	8,500,760	13,982,580	6,470,572
Total non-operating income	13,340,780	18,607,852	14,883,414	15,317,014
Income before income taxes	11,162,862	15,828,135	10,588,254	11,188,691
Provision for income taxes	—	—	—	—
Net income	$11,162,862	$15,828,135	$10,588,254	$11,188,691
Dividends on preferred shares	(424,882)	(378,589)	(839,828)	(621,589)
Net income attributable to common stockholders	$10,737,980	$15,449,546	$9,748,426	$10,567,102

Net income per common share
Basic	$0.14	$0.20	$0.13	$0.14
Diluted	$0.12	$0.09	$0.11	$0.08

Weighted average common shares outstanding
Basic	77,505,908	77,500,392	77,505,908	77,466,112
Diluted	92,318,682	177,837,631	92,627,281	136,593,431

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net income	$10,588,254	$11,188,691
Adjustments to reconcile net income to cash used in operating activities:
Depreciation, depletion and amortization	4,067,498	3,041,442
Gain on acquisition of assets at fair market value	—	(22,578,000)
Accretion of ARO	163,337	113,317
Settlement of ARO	(86,936)	—
Amortization of deferred loan costs	477,361	230,898
Amortization of debt discount	5,741,574	2,715,600
Paid-in-kind interest expense	—	1,402,500
Unrealized gain (loss) on derivative contracts	(15,559,510)	6,620,809
Realized gain on settlements of derivative contracts-swaps	(453,605)	(29,035)
Change in fair value of warrants liability	(13,982,580)	(6,470,572)
Stock issued for compensation	—	50,750
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	785,149	(2,243,681)
Other prepaid expenses	969,441	(387,962)
Increase (decrease) in accounts payable and accrued liabilities	6,323,136	2,225,469
Increase (decrease) in due to affiliates	474,793	557,420
Net cash used in operating activities	$(492,088)	$(3,562,354)
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(2,909,190)	(3,714,107)
Prepaid drilling costs	(4,000,987)	(2,964,342)
Net cash paid for acquisitions of properties	—	(64,278,148)
Net cash used in investing activities	$(6,910,177)	$(70,956,597)

Cash flows from financing activities:
Proceeds from long-term debt	2,000,000	31,892,961
Proceeds from issuance of warrants	—	33,411,033
Proceeds from derivative contracts	—	35,091,536
Settlement costs paid under derivative contracts	—	(37,499)
Proceeds from revolver	—	4,015,826
Increase in restricted cash	—	(5,000,000)
Repayment of advances from affiliates	—	(2,000,000)
Payment of long-term debt	—	(5,000,000)
Loan costs incurred and other	—	(2,840,820)
Net cash provided by financing activities	$2,000,000	$89,533,037
Net increase (decrease) in cash and cash equivalents	$(5,402,265)	$15,014,086
Cash and cash equivalents:
Beginning of period	6,857,970	260,576
End of period	$1,455,705	$15,274,662

Other information:
Cash interest paid on debt	$658,493	$3,730,961
Non-cash investing and financing activities:
Issuance of preferred stock in connection with acquisition of properties	—	368,000
Note payable and accrued interest due to affiliate converted to preferred stock	—	2,114,986
Preferred stock dividends accrued	424,882	621,589
Conversion of accrued dividend to preferred stock	881,885	235,500
Non-cash additions to oil and gas properties through ARO	—	1,576,323

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(Unaudited)

Note A — Organization:

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

As of December 31, 2014, the Company had an accumulated deficit of $68,304,505 and recurring losses from operations. The Company also had a working capital deficit of approximately $87,602,214.  As part of the working capital deficit, the Company has classified the Notes (as defined below) and credit facility with Wells Fargo Energy Capital, Inc. (“WFEC”) as current liabilities, due to non-compliance with their respective debt covenants.

On July 14, 2014, the Company entered into an Amendment, Forbearance and Waiver Agreement (the “Amendment”) with the holders of the Senior Notes due October 2016 (“Notes”) and certain other parties thereto.  The Amendment includes additional covenants including, among others, that by October 17, 2014, the Company was required to enter into a definitive agreement with respect to a Strategic Transaction, as defined in the Amendment, that is reasonably expected to be consummated by December 31, 2014 and which would result in the payment in full, in cash, of all amounts owing to the holders of the Notes, or a joint venture, strategic alliance or other transaction satisfactory to the holders of the Notes.  We continue to explore alternatives with respect to a Strategic Transaction, although we have not yet identified or consummated a Strategic Transaction.  We are in discussions with the holders of the Notes with respect to available alternatives.  Unless the requirement regarding a Strategic Transaction is waived, or we obtain an extension of time, the holders of the Notes could declare a default under the Note Purchase Agreement, accelerate the indebtedness represented by the Notes and exercise all other remedies available to them, including foreclosing on our assets.

We believe we have complied with the other terms of the Amendment; however, there can be no assurance that we will be successful in consummating a Strategic Transaction.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

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

•                  The Company also consummated the transactions contemplated by a Purchase and Sale Agreement dated as of September 27, 2013 (the “Navasota Agreement”) with Navasota. Pursuant to the Navasota Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The leasehold interests acquired consists of additional fractional interests in the properties acquired pursuant to the Gastar Agreement. The leasehold interests acquired consist of additional fractional interests in the properties acquired pursuant to the Gastar Agreement. The acquisition price paid by the Company was $19,400,000, prior to certain post-closing adjustments.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(Unaudited)

The Gastar and Navasota East Texas assets consisted of working interest in the same properties. The Tauren assets consisted of additional working interest in properties already owned by Cubic. The following table shows the revenue and operating income (loss) attributable to these properties for the three and six months ended December 31, 2014:

	(Unaudited) Three months		(Unaudited) Three months
	ended December 31, 2014		ended December 31, 2013
	Revenue	Operating Income (loss)	Revenue	Operating Income (loss)

East Texas assets	$2,571,542	$760,287	$3,979,244	$1,511,452
Tauren assets	$64,641	$(52,878)	$89,373	$(55,190)

	(Unaudited) Six months		(Unaudited) Six months
	ended December 31, 2014		ended December 31, 2013
	Revenue	Operating Income (loss)	Revenue	Operating Income (loss)

East Texas assets	$5,335,285	$1,506,906	$3,979,244	$1,511,452
Tauren assets	$176,823	$(44,886)	$89,373	$(55,190)

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

In connection with these acquisitions, the Company incurred expenses of $1,726,906 which are recognized in general and administrative expenses in the statement of operations for the three and six months ended December 31, 2013 and none for the same periods in 2014.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(Unaudited)

Note C — Summary of Significant Account Policies:

Basis of presentation

The accounting policies followed by the Company are set forth in the Company’s notes to the condensed consolidated financial statements that are a part of its Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of December 31, 2014, and for the three and six months periods ended December 31, 2014, and 2013, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the periods.

Restatement Correction of Error

As noted in the Company’s amendment to quarterly report for the three months ended December 31, 2013 on Form 10-Q/A, the financial information for the three and six months ended December 31, 2013 has been restated to reflect the change in fair value of the warrants liability. The Company’s outstanding warrants include certain anti-dilution provisions, which provide exercise price adjustments in the event that any common stock equivalents are issued at an effective price per share that is less than the exercise price of the warrants. The fair value of the warrants liability was not recorded for the year ended June 30, 2013 or previous years. Upon exercise of a warrant, the fair value of the warrant at that time will be reclassified to equity from a liability.

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

Additionally, the financial information for the six months ended December 31, 2013 has been restated to reflect the change in fair value of warrants liability for the previously issued warrants exercisable into 8,500,000 shares of common stock that are held by WFEC, since their re-pricing in December 2012. The Company re-priced and extended these warrants in connection with the amendment of its Credit Agreement with WFEC in December 2012.  The warrants were modified to provide for an exercise price of $0.20 per share with the exercise term extended to December 31, 2017.  The fair value of the warrants liability was not recorded for the year ended June 30, 2013 or previous years. The Company, however, recorded the liability related to the fair value of these warrants as of July 1, 2013 ($1,805,898) as an out-of-period charge to net income and corresponding liability on July 1, 2013. The subsequent decrease in the warrants’ fair value during the six months ended December 31, 2013, has been reflected as a net decrease in the warrants liability and a charge to net income of $96,048.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(Unaudited)

Earnings per share

The Company has adopted the provisions of ASC No. 260, Earnings per Share. ASC No. 260 requires the presentation of basic earnings (loss) per share (“EPS”) and diluted EPS. Basic EPS is calculated by dividing net income or loss, less preferred dividends (income or loss attributable to common stockholders), by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income or loss, less preferred dividends (income or loss attributable to common stockholders), by the weighted average number of common shares outstanding plus any dilutive securities (i.e., convertible preferred stock, stock warrants or other convertible debt) during the period, unless the effect of such potentially dilutive securities would be antidilutive.

See the table below for a reconciliation of basic and diluted earnings per share for the three and six month periods ended December 31, 2014 and the same periods in 2013.

	(Unaudited) Three months		(Unaudited) Six months
	ended December 31		ended December 31
	2014	2013	2014	2013
Net income attributable to common stockholders - basic	$10,737,980	$15,449,546	$9,748,426	$10,567,102
Net income attributable to common stockholders - diluted	$10,737,980	$15,450,265	$9,748,426	$10,876,985
Weighted average number of shares of common stock - basic	77,505,908	77,500,392	77,505,908	77,466,112
Weighted average number of shares of common stock - diluted	92,318,682	177,837,631	92,627,281	136,593,431
Income per common share - basic	$0.14	$0.20	$0.13	$0.14
Income per common share - diluted	$0.12	$0.09	$0.11	$0.08

Note D — Stockholders’ Equity:

Stock issuances

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(Unaudited)

Series B Convertible Preferred Stock — The Series B Convertible Preferred Stock has a stated value of $1,000 per share, is entitled to cumulative dividends in the amount of 9.5% per annum and is convertible into our Common Stock at $0.50 per share of Common Stock.  The holders of the Series B Convertible Preferred Stock are entitled to vote (on an as-converted basis), together with holders of Common Stock, as a single class with respect to all matters presented to holders of Common Stock. During the three months ended December 31, 2014, there were 414.946 shares issued as dividends creating a total of 17,743.933 shares of Series B Convertible Preferred Stock outstanding.

Series C Redeemable Voting Preferred Stock — The Series C Redeemable Voting Preferred Stock has a stated value of $0.01 per share.  The holders of Series C Redeemable Voting Preferred Stock are entitled to vote, together with the holders of our Common Stock, as a single class with respect to all matters presented to holders of Common Stock.  The holders of Series C Redeemable Voting Preferred Stock are entitled, in the aggregate, to a number of votes equal to the number of shares of Common Stock that would be issuable upon the exercise of all of the outstanding Class A Warrants and Class B Warrants (as defined below) on a Full Physical Settlement basis (as defined in the Warrant and Preferred Stock Agreement).  The holders of Series C Redeemable Voting Preferred Stock are not entitled to receive any dividends.  The Series C Redeemable Voting Preferred Stock may be redeemed at the option of the holders thereof at any time at the stated value per share. There were 98,751.823 shares of Series C preferred stock issued and outstanding at December 31, 2014.

Conversion of Wallen Note and Series A Convertible Preferred Stock into Series B Convertible Preferred Stock

The Company entered into and consummated the transactions contemplated by a Conversion and Preferred Stock Purchase Agreement dated as of October 2, 2013 (the “Conversion Agreement”) with Calvin A. Wallen III, the Company’s Chairman, President and Chief Executive Officer, and Langtry Mineral & Development, LLC, an entity controlled by Mr. Wallen (“Langtry”). Pursuant to the terms of the Conversion Agreement, (a) Langtry was issued 12,047 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $12,047,000, in exchange for the cancellation of all of the issued and outstanding shares of Series A Convertible Preferred Stock held by Langtry and (b) Mr. Wallen was issued 2,115 shares of Series B Convertible Preferred Stock, with an aggregate stated value of $2,115,000, in exchange for the cancellation of a promissory note payable to Mr. Wallen in the principal amount of $2,000,000, plus $114,986 of accrued and unpaid interest. In these exchanges, the carrying amounts of the Series A Convertible Preferred Stock held by Langtry and the promissory note payable to Mr. Wallen exceeded the fair value of the Series B Convertible Preferred Stock the Company issued by $9,830,152 and $1,725,826, respectively. Due to the related party nature of the exchanges, the excess amounts were recorded as contributions to equity.

Issuance of Warrants and Series C Redeemable Voting Preferred Stock

Pursuant to the terms of a Warrant and Preferred Stock Agreement, dated as of October 2, 2013, and in connection with the issuance and sale of the Notes under the Note Purchase Agreement (see Note F), the Company issued certain warrants that expire on October 2, 2019.  The Company issued warrants exercisable for (a) an aggregate of 65,834,549 shares of Common Stock, at an exercise price of $0.01 per share (the “Class A Warrants”), and (b) an aggregate of 32,917,274 shares of Common Stock, at an exercise price of $0.50 per share (the “Class B Warrants”, and together with the Class A Warrants, the “Warrants”). The estimated fair value of the Class A and Class B Warrants was determined to be $23,700,437 and $9,710,596, respectively. The initial value was recorded as a discount to the debt that will be amortized over the three year term of the Notes (see Note F).  The exercise prices of the warrants are subject to adjustment for any future issuance of common stock, rights or options to acquire common stock or securities convertible into or exchangeable for common stock or amendment to or change in the exercise price that results in a lower exercise price than the then current exercise prices of the Warrants.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(Unaudited)

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

Stock grants

On October 7, 2013, the Company paid cash of $17,000 and issued 72,500 shares of common stock to four directors of the Company pursuant to the 2005 Stock Option Plan.  As of such date, the aggregate market value of the common stock granted was $30,450 based on the last sale price ($0.42 per share) on October 1, 2013, on the OTC Markets of the Company’s common stock. Such amount was expensed upon issuance and included in general and administrative expense.

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

The Company recorded no impairment loss on oil and gas properties for the three or six months ended December 31, 2014 or 2013.

Note F — Notes Payable

Senior Secured Notes Financing

The Company entered into a Note Purchase Agreement dated October 2, 2013, pursuant to which the Company issued an aggregate of $66,000,000 of notes due October 2, 2016 (the “Notes”) to certain Investors.  The Notes originally bore interest at the rate of 15.5% per annum, in cash, payable quarterly; provided, however, that interest for the first six months following the closing was paid 7.0% per annum in cash and 8.5% per annum in additional Notes. The Notes were subject to certain financial and non-financial covenants, which the Company was in violation of as of June 30, 2014.  On July 14, 2014, the Company entered into an Amendment, Forbearance and Waiver Agreement (the “Amendment”) with the holders of the Notes and certain other parties thereto.  As a result of an amendment to the Note Purchase Agreement, interest on the Notes after March 31, 2014 accrues at the rate of 20.5%, which interest shall accrue, but is not payable in cash. The additional paid-in-kind notes totaling $2,834,798 were issued for the period of October 2, 2013 through March 31, 2014 and subsequent to this date the accrued interest totals approximately $11,351,792 and is included under accounts payable and accrued expenses as of December 31, 2014. The Amendment includes additional covenants including, among others, that by October 17, 2014, the Company was required to enter into a definitive agreement with respect to a Strategic Transaction, as defined in the Amendment, that is reasonably expected to be consummated by December 31, 2014 and which would result in the payment in full, in cash, of all

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(Unaudited)

amounts owing to the holders of the Notes, or a joint venture, strategic alliance or other transaction satisfactory to the holders of the Notes.  We continue to explore alternatives with respect to a Strategic Transaction, although we have not yet identified or consummated a Strategic Transaction.  We are in discussions with the holders of the Notes with respect to available alternatives.  Unless the requirement regarding a Strategic Transaction is waived, or we obtain an extension of time, the holders of the Notes could declare a default under the Note Purchase Agreement, accelerate the indebtedness represented by the Notes and exercise all other remedies available to them, including foreclosing on our assets. We believe we have complied with the other terms of the forbearance agreement; however, there can be no assurance that we will be successful in consummating a Strategic Transaction that is acceptable to the holders of the Notes.

The indebtedness under the Note Purchase Agreement is secured by substantially all of the assets of the Company, including a first priority lien over all of the assets of the Company, Cubic Asset and Cubic Asset Holding and a second priority lien over all of the assets of Cubic Louisiana and Cubic Louisiana Holding. Under the Note Purchase Agreement, the Company must maintain a $10,000,000 minimum cash balance from December 31, 2014 through October 2, 2016. We are currently not in compliance with this requirement.

The Company allocated the proceeds from the issuance of the Notes to the Warrants and the Notes, based on the warrants’ fair market values at the date of issuance. The value assigned to the Class A Warrants was $23,700,437 and the value assigned to the Class B Warrants was $9,710,596, both of which were recorded as liabilities. The assignment of a fair value to the Warrants resulted in a loan discount being recorded. The discount will be amortized over the original three-year term of the Notes as additional interest expense. Amortization for the three and six months ended December 31, 2014 was $2,870,787 and $5,741,574, respectively.

Cubic incurred loan costs of $2,840,819 on the issuance of the Notes and Warrants. The entire amount was determined to be allocable to the debt, and has been capitalized and is being amortized over the original term of the Notes. Amortization for the three and six months ended December 31, 2014 was $238,681 and $477,361, respectively.

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

Contemporaneously with entering into the Note Purchase Agreement, the Company repaid the $5 million Term Loan payable to WFEC, and Cubic Louisiana assumed the remaining unpaid debt to WFEC, which amount was $20,865,110 as of that date.  That debt is reflected in a term loan bearing interest at the Wells Fargo Bank prime rate, plus 2%, per annum, due October 2, 2016. In the event that Cubic Louisiana does not have available cash to pay interest on the Credit Facility, accrued and unpaid interest will be paid in kind via an additional promissory note.  As part of the new credit agreement, WFEC is providing a revolving credit facility in the amount of up to $10,000,000, bearing interest at the same rate, with all advances under that revolving credit facility to be made in the sole discretion of WFEC. The use of additional monies borrowed from WFEC under the revolving credit facility is restricted solely to paying for drilling and completion costs for well interests collateralized by a WFEC first lien. The Company is not in compliance with all of the WFEC loan covenants, as of December 31, 2014.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(Unaudited)

During the quarter ended December 31, 2014, the Company borrowed an additional $2,000,000, making the total $6,015,826 under the revolving credit facility, for 4 new natural gas wells to be drilled and completed by EXCO, leaving $3,984,174 available for future borrowing. Interest expense for the quarters ended December 31, 2014 and 2013 was $329,246 and $276,825, respectively, and for the six-months ended December 31, 2014 and 2013 it was $658,493 and $619,094, respectively.

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

AS OF DECEMBER 31, 2014

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(Unaudited)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and June 30, 2014:

	Fair value as of December 31, 2014				Fair value as of June 30, 2014
	Level 1	Level 2	Level 3	Total	Total

Assets:	—	—	—	—	—
Liabilities:
Commodity derivative contracts	—	—	(17,104,310)	(17,104,310)	(33,117,425)
Total	$—	$—	$(17,104,310)	$(17,104,310)	$(33,117,425)

The fair value guidance, as amended, establishes that every derivative instrument is to be recorded on the balance sheet as either an asset or liability measured at fair value. (See Note H).

	Fair value as of:
	December 31, 2014	June 30, 2014
Derivative contracts at period beginning	$33,117,425	$—
Issuance of derivative contracts	—	35,091,536
Gain on derivative contracts	(15,559,510)	3,056,053
Settlements on derivative contracts	(453,605)	(5,030,164)
Derivative contracts at period end	$17,104,310	$33,117,425

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(Unaudited)

On October 2, 2013, the Company, through its subsidiary Cubic Asset, entered into a Call Option Structured Derivative arrangement with a third party that resulted in the receipt of an upfront payment at closing of approximately $35,000,000, through the sale of calls, such upfront payment approximated fair value of the calls sold at inception. As a result, the Call Option Structured Derivative arrangement was initially recognized and measured at the amount of its upfront payment.  Under the terms of the Call Option Structured Derivative arrangement, Cubic Asset sold calls to the third party covering (i) approximately 556,000 barrels of oil at a strike price set between $80 per barrel and $90 per barrel, and (ii) approximately 51.3 million MMBtu’s of gas at a strike price set between $3.45 per MMBtu and $3.90 per MMBtu. The scheduled volumes subject to the calls sold relate to production months from November 2013 through December 2018. The Company is subject to the price risks associated with product price changes that exceed the specified call prices.

On October 2, 2013, the Company, through its subsidiary Cubic Asset, entered into a Fixed Price Swap arrangement covering approximately 18,000 barrels of oil at a price of $92 per barrel. The scheduled volumes subject to the calls sold relate to production months from November 2013 through October 2016. Cubic Asset receives the fixed price and pays the third party the floating market price during the applicable production month for the amount of production subject to the call. This third party has a junior lien position on the assets of both Cubic Asset and Cubic Louisiana.

All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses as well as realized gains and losses related to contract settlements are presented in the statement of operations as a gain (loss) on derivatives. For the three and six months ended December 31, 2014, the Company reported a gain of $7,805,073 and $15,559,510, respectively in the condensed consolidated statement of operations related to its commodity derivative instruments. For the three and six months ended December 31, 2013, the Company reported a net loss of $6,620,809 in the condensed consolidated statement of operations related to its commodity derivative instruments.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(Unaudited)

As of December 31, 2014, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Strike Price
		In MMBtu
2015	Call Option	15,000	9,805,026	$3.70
2016	Call Option	20,000	11,056,752	$3.65
2017	Call Option	25,000	11,184,600	$3.55
2018	Call Option	25,000	8,252,340	$3.45

As of December 31, 2014, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

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

AS OF DECEMBER 31, 2014

(Unaudited)

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated balance sheet and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments
	Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	December 31, 2014	June 30, 2014

Derivatives not designated as hedging instruments
Commodity derivative contracts	Assets	$—	$—
Commodity derivative contracts	Current Liabilities	(949,528)	(8,065,417)
Commodity derivative contracts	Long-term Liabilities	(16,154,782)	(25,052,008)

Total derivatives not designated as hedging instruments		$(17,104,310)	(33,117,425)

Amount of Gain (Loss) Recognized in Income on Derivatives
Location of Gain (Loss) Recoginized	Three Months ended		Six Months ended
in Income on Derivatives	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Gain (Loss) on derivative contracts	$7,805,073	$(6,620,809)	$15,559,510	$(6,620,809)
	$7,805,073	$(6,620,809)	$15,559,510	$(6,620,809)

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(Unaudited)

	Volume Mmbtus/Bbls	Fair Value per MMBtu / Bbl	Fair value at December 31, 2014
Natural gas:

Call Options:
2015	9,805,026	$0.10	$1,018,742
2016	11,056,752	$0.32	$3,512,638
2017	11,184,600	$0.50	$5,571,982
2018	8,252,340	$0.06	$5,226,344
Total natural gas			$15,329,706

Oil:
Swaps:
2015	5,532	(35.08)	$(194,086)
2016	2,900	(28.54)	$(82,773)
			$(276,859)

Call Options:
2015	113,952	$1.10	$124,871
2016	131,796	$4.22	$556,443
2017	119,868	$6.47	$775,027
2018	79,452	$7.49	$595,122
Total oil			$2,051,463
Total oil and natural gas derivatives			$17,104,310

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(Unaudited)

Note I — Warrants liability

The Company’s outstanding warrants issued in connection with the issuance of the Notes on October 2, 2013 are classified as liabilities and are adjusted to reflect fair value at the end of each reporting period, with the changes in fair value recognized as a change in fair value of warrants liability in the Company’s condensed consolidated statements of operations. Specifically, the warrants issued in connection with Notes issued on October 2, 2013, grant the warrant holders certain anti-dilution protection which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the then-current exercise price per share.

The Company recorded the liability related to the fair value of these warrants issued in connection with the issuance and sale of the Notes on October 2, 2013 in an amount equal to the value assigned to the Class A Warrants of $23,700,437 and the value assigned to the Class B Warrants of $9,710,596, or an aggregate of $33,411,033 recorded as a liability upon issuance. The subsequent decrease in the warrants’ fair value during the six months ended December 31, 2014 and the same period in 2013, has been reflected as a decrease in the warrants liability and a credit to net income of $13,095,715 and $8,180,422, respectively. Upon exercise or expiration of the warrants, the fair value of the warrants at that time will be reclassified to equity from a liability.

Additionally, the Company re-priced and extended warrants to purchase 8,500,000 shares of common stock in connection with the amendment of its Credit Agreement with WFEC in December 2012. The previously issued warrants were modified to provide for an exercise price of $0.20 per share with the exercise term extended to December 31, 2017. The warrants included certain anti-dilution provisions, which provide exercise price adjustments in the event that any common stock equivalents are issued at an effective price per share that is less than the exercise price of the warrants. The warrants were not recorded as a fair value liability for the year ended June 30, 2013 or previous years. The Company, however, recorded the fair value of these warrants as of July 1, 2013 ($1,805,898) as an out-of-period charge to net income and corresponding liability on July 1, 2013. The subsequent decrease in the warrants’ fair value during the year ended June 30, 2014, which includes the effect of the anti-dilution re-pricing from $0.20 per share to $0.17 per share in connection with the issuance of the Notes on October 2, 2013, has been reflected as a reduction in the warrant liability and a credit to net income, resulting in a credit to net income of $817,109 and $886,865 in the three and six months ended December 31, 2014, respectively. The reduction in the warrant liability and a credit to net income, resulting in a net credit to net income of $320,338 in the three months ended December 31, 2013 and a $96,048 net decrease in fair value of the WFEC warrants liability for the six months ended December 31, 2013.

Upon exercise of the warrants, the fair value of the warrants at that time will be reclassified to equity from a liability. The following table is a summary of the warrant liability activity measured at fair value using Level 3 inputs:

Warrants liability

Balance at June 30, 2014	$16,290,341
Change in fair value
Class A and B warrants	(13,095,715)
WFEC warrants	(886,865)
Balance at December 31, 2014	$2,307,761

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(Unaudited)

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

The following table reflects the assumed ARO liability from the acquisition of assets on October 2, 2013, for the at December 31, 2014:

Asset retirement obligations, at June 30, 2014	$1,916,276
Activity during the period:
Liabilities settled during the period	(86,936)
Accretion of ARO	163,337
Asset retirement obligations, at December 31, 2014	1,992,677

Note K — Lease Operating Expenses

Within the Company’s Lease operating costs as part of transportation and marketing expenses, volume shortfall payments were created as part of a transaction monetizing mid-stream assets. Gastar had entered into a transportation agreement with their East Texas mid-stream natural gas gathering system purchaser, requiring a certain minimum quarterly volume of natural gas production, which agreement was assumed by Cubic as part of the acquisitions discussed in Note B. This agreement required Cubic to make payments for the natural gas volume shortfalls for any quarter through October 2014.   Volume shortfalls required Cubic to make quarterly payments, in excess of normal transportation and marketing costs. In October 2014, we paid the August and September accrued amount of $613,740 leaving the final amount owed of $315,894 for October 2014, which has been accrued.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(Unaudited)

Note L — Related Party Transactions

An affiliated company, Tauren Exploration, Inc. (“Tauren”), which is owned 100% by Mr. Wallen, owned working interests in certain of the wells in which the Company owns a working interest.  As of the end of fiscal 2014, Tauren owed $3,333 to the Company, and as of the end of December 31, 2014 the Company owed $14,906 to Tauren for miscellaneous general and administrative expenses and royalties. Tauren owed the Company $2,765 and $1,397 for royalties paid by a third-party operator as of June 30, 2014 and December 31, 2014, respectively.

In addition, certain of the Company’s working interests are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by Mr. Wallen. As of June 30, 2014 and December 31, 2014, the Company owed Fossil $33,533 and $0, respectively, for capital expenditures, the Company owed Fossil $264,705 and $751,372, respectively, for drilling costs and lease and operating expenses, and was owed by Fossil $65,650 and $60,862, respectively, for oil and gas sales.

Note M — Commitment and contingencies - Legal proceedings

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three and six months ended December 31, 2014 and 2013 should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

We are currently focusing our domestic exploration activities to develop, re-enter, and re-complete existing well bores with respect to our East Texas Basin assets, as well as developing our leasehold interests in Louisiana.  Our East Texas Basin prospects have been developed from the top of the Cretaceous formations all the way to the bottom of the Deep Bossier Shale.  The various Cretaceous zones all have a strong oil and liquids component, which are helping us transition away from dry natural gas.  The high production of dry natural gas from the various Bossier sands has provided us an increase in short term cash flow without substantial out-of-pocket expenditures, even at current commodity prices, through the re-recompletion and work over of existing wells.  Prospects in our Louisiana leaseholds are focused on the Cotton Valley and the Haynesville Shale, but also include the Hosston, Gloyd, Pettet, Glen Rose and Paluxy.

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

Legacy Louisiana Acreage

Our corporate strategy with respect to our asset acquisition and development efforts is to position the Company in low risk opportunities while building mainstream high yield reserves. The acquisition of our legacy acreage in DeSoto and Caddo Parishes, managed by Cubic Louisiana, put us in reservoir rich environment in the Hosston, Cotton Valley and Bossier/Haynesville Shale formations, with additional shallow formations to exploit as well. We have had success on our acreage with wells drilled achieving production from the Hosston formation, the Cotton Valley formation and the Bossier/Haynesville Shale formation.

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

Acquired Texas Acreage and Louisiana Working Interests

Our acquisition of acreage in Leon and Robertson Counties, Texas, puts us in the additional reservoir rich environments in the Eagle Ford, Woodbine, Austin Chalk, Buda, Glen Rose and Georgetown formations, with additional shallow formations to exploit as well. We have seen success on our acquired acreage and Louisiana legacy acreage with two wells drilled and completed and recently signed agreements to drill and complete four additional wells by EXCO with designs on achieving additional production from the Haynesville shale formation. Concurrently with the acquisition of the acreage in Leon and Robertson Counties, Texas, we acquired bolt-on working interests in our legacy Louisiana acreage. These interests consist of additional working interests in the same Louisiana properties.

The legacy Texas acreage is operated by Fossil Operating, Inc. (“Fossil”), an entity controlled by Calvin A. Wallen, our Chairman of the Board and Chief Executive Officer.

Results of Operations

For the Three Months ended December 31, 2014 and 2013

	Three months ended
	December 31,
	2014	2013
Production Volumes:
Oil (Bbls)	2,692	4,132
Natural gas liquids (Bbls)	466	874
Natural gas (Mcf)	1,025,468	1,291,844
Total (Mcfe)	1,044,416	1,321,879

Weighted Average Sales Prices:
Oil (per Bbl)	$68.46	$91.76
Natural gas liquids (per Bbl)	$33.48	$43.99
Natural gas (per Mcf)	$3.33	$3.36

Selected Expenses per Mcfe:
Production costs	$1.20	$0.91
Workover expenses (non-recurring)	$—	$0.09
Severance taxes	$0.03	$0.03
Other revenue deductions	$1.09	$1.23
Total lease operating expenses	$2.31	$2.26
General and administrative expenses	$1.26	$1.58
Depreciation, depletion and amortization	$1.88	$1.78

Revenues

Oil and Gas Sales decreased 24% to $3,615,509 for the quarter ended December 31, 2014 from $4,754,852 for the quarter ended December 31, 2013 primarily due to an approximate $972,000 decrease due to volume declines, and approximately $167,000 due to a decrease in oil and natural gas prices during the 2014 quarter. We received an average oil price of $68.46 per barrel and an average natural gas price of $3.33 per Mcf in the 2014 quarter versus $91.76 per barrel of oil and $3.36 per Mcf of natural gas in the 2013 quarter.

Costs and Expenses

Oil and Gas Production and Operating Costs decreased 19% to $2,427,255 (67% of oil and gas sales) for the three months ended December 31, 2014 from $2,987,880 (63% of oil and gas sales) for the same period in 2013, primarily due to other revenue deduction expenses decreasing by $488,055. These are costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas; lease operating expense increased $43,726, workovers expenses decreased $112,470, and production taxes decreased $8,535.

Accretion of Asset Retirement Obligation (“ARO”) was $82,406 for the three months ended December 31, 2014.

General And Administrative Expenses (“G&A”) decreased 37% to $1,315,315 for the three months ended December 31, 2014 from $2,083,783 for the same period in 2013, primarily due to a decrease of $215,934 in legal fees/expenses and a $934,128 decrease in consulting and management fees, which were partially offset by a $226,254 increase in cash compensation (due to new hires and salary increases) and a $145,052 increase in contracted professional services, directly related to the Company’s acquisitions and debt restructuring efforts, during the three months ended December 31, 2014 as compared to the 2013 quarter.

Depreciation, Depletion and Non-Loan Related Amortization (“DD&A”) decreased 16% to $1,968,451 in the three months ended December 31, 2014 from $2,349,589 in the same period in 2013. The decrease was primarily due to the approximate 268,000 Mcf equivalent decrease in production during the three months ended December 31, 2014 as compared to December 31, 2013.

Derivatives Gain was $7,805,073 for the three months ended December 31, 2014. There was a derivatives loss was $6,620,809 for the three months ended December 31, 2013. The net derivative gain in the 2014 quarter was due to contract prices of $92 per barrel of oil and $3.90 per Mcf for natural gas generally being lower than the settlement prices. The net derivative loss in the 2013 quarter was due to contract prices of $92 per barrel of oil and $3.90 per Mcf for natural gas generally being higher than the settlement prices.

Interest Expense, Including Amortization of Loan Costs increased 28% to $7,430,478 in the three months ended December 31, 2014 from $5,855,584 in the same period of 2013. Our debt increased as a result of the financing for our acquisitions during fiscal 2014. We had total outstanding debt of $75,712,848 (net of discounts) as of December 31, 2014 and $60,891,009 as of December 31, 2013. As part of the refinancing we borrowed $66,000,000 through the issuance of the Notes. During fiscal 2015, the Company borrowed $2,000,000 for drilling and completion, which increased our debt outstanding with WFEC to $26,880,936 as of December 31, 2014. The aggregate face amount of the Notes increased by $2,834,798, as a result of making certain interest payments through issuing additional notes, which create a total outstanding to the lenders of $68,834,798 (before discounts). The discounts are being amortized over the three-year term of the debt as additional interest expense. We also accrued approximately $11,351,792 of additional interest related to the Notes that is included in the total outstanding Notes payable. We reported $432,346 in the capitalization of interest expense to the full cost pool for oil and gas properties during fiscal 2014. The capitalized interest for the three and six months periods ended December 31, 2014 was $8,630 compared to $19,019 for the same periods in 2013.

Change in Fair Value of Warrants Liability of $12,964,573 was recognized for the three months ended December 31, 2014. The fair value of warrants liability associated with the Company’s Class A and B warrants, which were issued in connection with the issuance of the Notes on October 2, 2013, decreased as of December 31, 2014, by $12,147,465. There was also a decrease in fair value of warrants held by WFEC of $817,109 for the three months ended December 31, 2014. The fair value of warrants liability associated with the Company’s Class A and B warrants, which were issued in connection with the issuance of the Notes on October 2, 2013, decreased as of December 31, 2013, by $8,180,422. There was also a decrease in fair value of warrants held by WFEC of $320,338 for the three months ended December 31, 2013.

Net Income Attributable to Common Shareholders for the three months ended December 31, 2014 was $10,737,980 compared to a $15,449,546 for the three months ended December 31, 2013.  The decrease in our net income attributable to common shareholders was primarily due to the change in non-cash gains in each respective quarter. During the three months ended December 31, 2014, we had non-cash gains on derivative contracts and change in fair value of warrants liability. During the three months ended December 31, 2013, we had a $22,578,000 non-cash gain as a result of the related-party Tauren acquisition.

For the Six Months ended December 31, 2014 and 2013

	Six months ended
	December 31,
	2014	2013
Production Volumes:
Oil (Bbl)	6,997	4,272
Natural gas liquids (Bbl)	1,195	1,366
Natural gas (Mcf)	2,114,610	1,535,688
Total (Mcfe)	2,163,762	1,569,518

Weighted Average Sales Prices:
Oil (per Bbl)	$83.82	$92.14
Natural gas liquids (Bbl)	$42.31	$43.95
Natural gas (per Mcf)	$3.35	$3.37

Selected Expenses per Mcfe:
Production costs	$0.93	$0.87
Workover expenses (non-recurring)	$—	$0.07
Severance taxes	$0.04	$0.04
Other revenue deductions	$1.36	$1.13
Total lease operating expenses	$2.33	$2.11
General and administrative expenses	$1.27	$2.11
Depreciation, depletion and amortization	$1.88	$1.95

Revenues

Oil and Gas Sales increased 37% to $7,721,003 for the six months ended December 31, 2014 from $5,621,554 for the six months ended December 31, 2013 primarily due to increased oil and gas volumes during the six months ended December 31, 2014, despite the lower commodity prices. We received an average oil price of $83.82 per barrel and an average natural gas price of $3.35 per Mcf for the six months ended December 31, 2014 versus $92.14 per barrel of oil and $3.37 per Mcf of natural gas for the six months ended December 31, 2013.

Costs and Expenses

Oil and Gas Production and Operating Costs increased 52% to $5,035,838 (65% of oil and gas sales) for the six months ended December 31, 2014 from $3,303,508 (59% of oil and gas sales) for the same period in 2013. The increase was primarily due to an increase of $1,167,898 in other revenue deduction expenses and the $543,296 increase on lease operating expenses recognized from the increased number of wells brought online during the six months ended December 31, 2014 versus the same period of 2013. Other revenue deductions are costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas.

Accretion of Asset Retirement Obligation (“ARO”) was $163,337 for the six months ended December 31, 2014. We plugged and abandoned 3 wells resulting in a $86,936 reduction in Asset Retirement Obligation in the balance sheet for the six months ended December 31, 2014.

General And Administrative Expenses decreased 17% to $2,749,490 for the six months ended December 31, 2014 from $3,291,610 for the same period in 2013 primarily due to a decrease of $385,649 in legal fees/expenses and a $1,059,128 decrease in consulting and management fees, which were partially offset by a $593,171 increase in cash compensation (due to new hires and salary increases) and a $206,226 increase in contracted professional services, during the six months ended December 31, 2014 as compared to the same period in 2013.

Depreciation, Depletion and Amortization increased 34% to $4,067,498 in the six months ended December 31, 2014 from $3,041,442 in the same period in 2013. The increase was primarily due to the approximate 600,000 Mcf equivalent increase in production during the six months ended December 31, 2014 as compared to December 31, 2013.

Derivatives Gain was $15,559,510 for the six months ended December 31, 2014. There was a derivative loss of $6,620,809 for the six months ended December 31, 2013. The net derivative gain in the six months ended December 31, 2014 was due to contract prices of $92 per barrel of oil and $3.90 per Mcf for natural gas generally being lower than the settlement prices. The net derivative loss in the six months ended December 31, 2013 was due to contract prices of $92 per barrel of oil and $3.90 per Mcf for natural gas generally being higher than the settlement prices.

Change in Fair Value of Warrants Liabilities of $13,982,580 was recognized for the six months ended December 31, 2014. The fair value of warrants liability associated with the Company’s Class A and B warrants, which were issued in connection with the issuance of the Notes on October 2, 2013, decreased as of December 31, 2013, by $13,095,715. There was an overall decrease in fair value of warrants held by WFEC of $886,864 for the six months ended December 31, 2014. There was a change in fair value of $6,470,572 recognized for the six months ended December 31, 2013. The fair value of warrants liability associated with the Company’s Class A and B warrants, which were issued in connection with the issuance of the Notes on October 2, 2013, decreased as of December 31, 2013, by $8,180,422. There was an overall increase in fair value of warrants held by WFEC to $1,709,850 for the six months ended December 31, 2013.

Interest Expense, Including Amortization of Loan Costs increased 106% to $14,662,240 for the six months ended December 31, 2014 from $7,116,243 in the same period of 2013. Our debt increased as a result of the financing for our acquisitions during fiscal 2014. We had total outstanding debt of $75,712,848 (net of discounts) as of December 31, 2014 and $60,891,009 as of December 31, 2013. Also as part of the refinancing we borrowed $66,000,000 through the issuance of the Notes. During fiscal 2015, the Company borrowed $2,000,000 for drilling and completion, which increased our debt outstanding with WFEC to $26,880,936 as of December 31, 2014. The aggregate face amount of the Notes increased by $2,834,798, as a result of making certain interest payments through issuing additional notes, which create a total outstanding to the lenders of $68,834,798 (before discounts). The discounts are being amortized over the three-year term of the debt as additional interest expense. We also accrued approximately $11,351,792 of additional interest related to the Notes that is included in the total outstanding Notes payable. We reported $432,346 in the capitalization of interest expense to the full cost pool for oil and gas properties during fiscal 2014. The capitalized interest for the three and six months periods ended December 31, 2014 was $8,630 compared to $19,019 for the same periods in 2013.

Net Income Attributable to Common Shareholders for the six months ended December 31, 2014 was $9,748,425 compared to $10,567,102 for the six months ended December 31, 2013.  The decrease in our net income attributable to common shareholders was primarily due to the change in non-cash gains in each respective quarter, plus the increased interest expense during the 2014 period. The six months ended December 31, 2014 had non-cash gains on derivative contracts and change in fair value of warrants liability. The six months ended December 31, 2013 had a $22,578,000 non-cash gain related to the related-party Tauren acquisition.

Financial condition, Liquidity and Capital Resources Financial Condition

At December 31, 2014, we had a working capital deficit of $87,602,214, an increase from our working capital deficit of $72,997,802 as of June 30, 2014. The increase in our working capital deficit is primarily attributable to an increase in our borrowings, which are classified as current due to our financial condition.

Additionally, we are currently subject to a forbearance agreement in relation to the Note Purchase Agreement which requires us to, among others, enter into a definitive agreement with respect to a Strategic Transaction by October 17, 2014. The holders of the Notes have the ability to require the terms of the Strategic Transaction to permit us to repay all amounts owing to the holders of the Notes. We continue to explore alternatives with respect to a Strategic Transaction, although we have not identified or consummated a Strategic Transaction as of December 31, 2014. We are in discussions with the holders of the Notes with respect to available alternatives.  Unless the requirement regarding a Strategic Transaction is waived, or we obtain an extension of time, the holders of the Notes could declare a default under the Note Purchase Agreement, accelerate the indebtedness represented by the Notes and exercise all other remedies available to them, including foreclosing on our assets.

We believe we have complied with the other terms of the forbearance agreement; however, there can be no assurance that we will be successful in consummating a Strategic Transaction.

Financing Transactions

In October 2013, we entered into the Note Purchase Agreement, pursuant to which we issued an aggregate of $66,000,000 of Notes due October 2, 2016, to certain purchasers. The aggregate face amount of the Notes increased by $2,834,798, as a result of making certain interest payments through issuing additional Notes, and accruing interest of $11,351,792, which results in total outstanding to the Lenders of $75,712,848 (before discounts) at December 31, 2014. As part of the refinancing of the Credit Facility with WFEC, the $5,000,000 convertible senior note was paid in full leaving a balance on the revolver of $20,865,110, the discount for which was fully amortized at closing in October 2013. That debt is reflected in a term loan bearing interest at the Wells Fargo Bank prime rate, plus 2%, per annum. As part of the Credit Agreement, WFEC is providing a revolving credit facility in the amount of up to $10,000,000, bearing interest at the same rate, with all advances under that revolving credit facility to be made in the sole discretion of WFEC. During the six months ended December 31, 2014, the Company borrowed an additional $2,000,000 for drilling and completion, which increased our debt outstanding with WFEC to $26,880,936.  In the event that Cubic Louisiana does not have available cash to pay interest on the Credit Facility, accrued and unpaid interest will be paid in kind via an additional promissory note. We are currently paying quarterly cash interest payments on the Credit Facility, at the Wells Fargo Bank prime rate, plus 2%.

We also entered into an arrangement with a third party that resulted in the receipt of an upfront payment at closing of approximately $35,000,000, through the sale of calls, which upfront payment approximated fair value of the calls sold at inception. As a result, the Call Option Structured Derivative arrangement was initially recognized and measured at the amount of its upfront payment.  Under the terms of the Call Option Structured Derivative arrangement, Cubic Asset sold calls to the third party covering (i) approximately 556,000 barrels of oil at a strike price set between $80 per barrel and $90 per barrel, and (ii) approximately 51.3 million MMBtu’s of gas at a strike price set between $3.45 per MMBtu and $3.90 per MMBtu. The scheduled volumes subject to the calls sold relate to production months from November 2013 through December 2018. The Company is subject to the price risks associated with product price changes that are in excess of the specified call prices. If the market price during the applicable production month is above the applicable strike price, Cubic Asset would be required to pay the third party the difference between the market price and strike price for the amount of production subject to the call.  This arrangement does not hedge the Company’s risk associated with product price decreases. This, together with the proceeds from the original issuance of the Notes, resulted in total proceeds to the Company of approximately $101,000,000.

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

Working Capital and Cash Flow

At December 31, 2014, we had a working capital deficit of $87,602,214, an increase from our working capital deficit of $72,997,802 as of June 30, 2014. The increase in our working capital deficit is primarily attributable to an increase in our borrowings which are classified as current due to our financial condition.

Our net decrease in cash and cash equivalents is summarized as follows:

	Six months ended
	December 31,
	2014	2013
Net cash used in operating activities	$(492,088)	$(3,562,354)
Net cash used in investing activities	(6,910,177)	(70,956,597)
Net cash provided by financing activities	2,000,000	89,533,037
Net increase (decrease) in cash and cash equivalents	$(5,402,265)	$15,014,086

Operating Activities — During the six months ended December 31, 2014, the Company used cash flows from operating activities of $492,088 as compared to $3,562,354 of cash used in operating activities in the prior year period. Cash flow from operations is dependent on our ability to increase through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The cash used in investing activities consists of capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the six months ended December 31, 2014, we had capital spending related to the development of oil and gas properties of $2,909,190 and a prepaid drilling expenditure of $4,000,987, resulting in total cash used of $6,910,177 by investing activities. In the six months ended December 31, 2013, we had capital spending related to the acquisitions and development of oil and gas properties of $3,714,107, prepaid drilling expenditures of $2,964,342, and acquisition costs of $64,278,148, for total cash used of $70,956,597 by investing activities.

Financing Activities — Cash flows provided by financing activities were $2,000,000 and $89,533,037 during the six month periods ended December 31, 2014 and 2013, respectively. These funds provided by financing activities in the 2014 period were primarily borrowings related for drilling and completing 4 new wells. These funds provided by financing activities in the 2013 period were primarily related to the issuance of the Notes and the proceeds from entering into the Call Option Structured Derivative.

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

Capital Resources

We plan to fund our development and exploratory activities through cash on hand, cash provided by our derivative and swap arrangements, possible disposition of assets, if needed, or other transactions.

As future cash flows, the availability of borrowings, and the ability to consummate any of the aforementioned potential transactions are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, our success in developing and producing new reserves, the uncertainty of financial markets and joint venture and merger and acquisition activity, and the uncertainty with respect to the amount of funds which may ultimately be required to finance our development and exploration program, there can be no assurance that our capital resources will be sufficient to sustain our development and exploratory activities. With future strategies to obtain additional financing, funds generated through existing wells, our derivative and swap arrangements and cash on hand, we expect to be able to continue to pay our expenses as they come due.

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

Contractual Obligations

On our East Texas properties, we have a midstream contract with Hilltop Resort GS, LLC that runs through October 31, 2024.  This contract with Hilltop Resort GS, LLC has a penalty provision that expired on October 31, 2014, if, for the previous quarter, an average of 50,000 Mcf/day was not sent through the pipelines.  Since the acquisitions on October 2, 2013, the Company had to pay a quarterly penalty due to insufficient production. As of December 31, 2014, the Company accrued an obligation of $929,634 related to this contract. In October 2014, we paid the August and September accrued amount of $613,740 leaving the final amount owed of $315,894 for October 2014, which was accrued and paid in January 2015.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10K for the year ended June 30, 2014.

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

In September and October 2014, we identified material weaknesses in our internal controls over financial reporting in connection with our (i) financial reporting and disclosure process (ii) accounting for asset retirement obligations and (iii) accounting for certain complex accounting transactions.  The first material weakness, our financial reporting and disclosure process, resulted in additional disclosures and amendments to our quarterly reports for the quarterly periods ended September 30, 2013, December 31, 2013 and March 31, 2014 necessary to present the financial statements in accordance with accounting principles generally accepted in the United States.  The second material weakness, our accounting for asset retirement obligations (“ARO”), resulted in our inappropriate estimation of the ARO related to the properties acquired in our acquisitions in Fiscal 2014.  Our third material weakness, our accounting for certain complex accounting transactions, resulted in an incorrect accounting treatment related to the warrants that were issued together with the Notes. The warrants contained ‘full-ratchet’ anti-dilution adjustment provisions that were not properly accounted for.  Additionally, certain warrants that were re-priced in 2013 and 2014 also contained certain anti-dilution provisions that were not accounted for correctly since their issuance date. Finally, we did not apply the proper accounting for the exchanges of certain related party debt and equity instruments in transactions that were deemed equity contributions. As a result of these material weaknesses, we have amended our September 30, 2013, December 31, 2013 and will amend our March 31, 2014 Forms 10-Q.

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

Changes in Internal Control Over Financial Reporting

We maintain a system of internal control over financial reporting. There were material weaknesses in our internal control over financial reporting during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company needs to hire qualified experts to review complex transactions like those consummated in October 2013, to ensure all items are receiving proper accounting treatment.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On July 14, 2014, the Company entered into an Amendment, Forbearance and Waiver Agreement (the “Amendment”) with the holders of the Senior Notes due October 2016 (“Notes”) and certain other parties thereto.  The Amendment includes additional covenants including, among others, that by October 17, 2014, the Company was required to enter into a definitive agreement with respect to a Strategic Transaction, as defined in the Amendment, that is reasonably expected to be consummated by December 31, 2014 and which would result in the payment in full, in cash, of all amounts owing to the holders of the Notes, or a joint venture, strategic alliance or other transaction satisfactory to the holders of the Notes.  We continue to explore alternatives with respect to a Strategic Transaction, although we have not yet identified or consummated a Strategic Transaction.  We are in discussions with the holders of the Notes with respect to available alternatives.  Unless the requirement regarding a Strategic Transaction is waived, or we obtain an extension of time, the holders of the Notes could declare a default under the Note Purchase Agreement, accelerate the indebtedness represented by the Notes and exercise all other remedies available to them, including foreclosing on our assets. We believe we have complied with the other terms of the Amendment; however, there can be no assurance that we will be successful in consummating a Strategic Transaction.

Under the Note Purchase Agreement, the Company must maintain a $10,000,000 minimum cash balance from December 31, 2014 through October 2, 2016. We are currently not in compliance with this requirement. In addition, we are not in compliance with all of the WFEC loan covenants, as of December 31, 2014.

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

CUBIC ENERGY, INC.
(Registrant)

Date: February 17, 2015	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: February 17, 2015	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)