Form 10-Q/A
period 2014-03-31
CUBIC ENERGY INC
filed 2015-04-15
CIK 319156

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

Explanatory Note

This amendment to Quarterly Report on Form 10-Q/A amends the condensed consolidated financial statements included in this quarterly report on Form 10-Q/A to give effect to a change in accounting for warrants at fair value. The warrants liability related to the warrants issued in connection with the issuance of the Notes (as defined in Note F to the Condensed Consolidated Financial Statements) and the previously outstanding warrants issued to Wells Fargo Energy Capital, Inc. (“WFEC”) have been restated for the quarter ended March 31, 2014 and the nine-month period ended March 31, 2014 at their fair value. These warrants include certain anti-dilution provisions, which provide for exercise price adjustments in the event that any common stock equivalents are issued at an effective price per share that is less than the exercise price of the warrants. The Company recorded the fair value of the WFEC warrants as of July 1, 2013 as an out of period adjustment to income and a corresponding liability. The warrants issued in connection with the issuance of the Notes were issued during the quarter ended December 31, 2013, and are recorded as of the issuance date. In addition, the Company’s asset retirement obligation (“ARO”) has been restated, due to changes in estimates of the ARO related to the properties acquired by the Company during the quarter ended December 31, 2013. Certain other corrections and reclassifications have been made but are not described in detail due to their immaterial nature.

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

ii

CUBIC ENERGY, INC.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2014 (unaudited)	June 30, 2013
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$9,357,481	$260,576
Accounts receivable - trade	2,673,630	586,174
Due from affiliate	—	1,678
Other prepaid expenses	514,952	156,892
Total current assets	12,546,063	1,005,320
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	123,629,500	33,828,079
Unproven properties	9,331,147	—
Office and other equipment	47,810	30,227
Property and equipment, at cost	133,008,457	33,858,306
Less accumulated depreciation, depletion and amortization	24,860,672	19,134,081
Property and equipment, net	108,147,785	14,724,225
Other assets:
Cash restricted under loan agreement	5,000,000	—
Deferred loan costs, net	2,376,430	—
Prepaid drilling costs	1,171,106	—
Acquisition costs - deposits	—	2,300,000
Total other assets	8,547,536	2,300,000

Total assets	$129,241,384	$18,029,545

Liabilities and stockholders’ deficit
Current liabilities:
Notes payable - WFEC - term note	$—	$5,000,000
Note payable - WFEC - revolver	—	20,865,110
Notes payable - due to affiliate	—	2,000,000
Fair value of derivatives	5,949,967	—
Due to affiliates	597,253	2,000,000
Accounts payable and accrued expenses	3,744,190	1,331,609
Total current liabilities	10,291,410	31,196,719
Long-term liabilities
Long-term debt, Senior Notes	40,250,755	—
Long-term debt, WFEC note	24,880,936	—
Total long-term liabilities	65,131,691	—
Asset retirement obligation	1,802,958	—
Warrants liability	21,393,340	—
Fair value of derivatives	38,325,396	—

Total liabilities	136,944,795	31,196,719

Redeemable preferred stock - Series C, authorized 98,751.823 shares; $0.01 stated value, voting, redeemable at $0.01; 98,751.823 shares issued and outstanding at March 31, 2014 and none at June 30, 2013	988	—
Stockholders’ equity (deficit):
Preferred stock - $.01 par value; authorized 10,000,000 shares;
Preferred stock - 8% Series A, authorized 165,000 shares $100 stated value, voting, redeemable at $120, convertible at $1.20 per common share, canceled February 2014	—	1,181
Additional paid-in capital - preferred stock - Series A (see Note D)	—	11,810,119
Preferred stock 9.5% Series B, authorized 35,000 shares $1,000 stated value, voting, convertible at $0.50 per common share; with 16,540.589 outstanding at March 31, 2014 and none at June 30, 2013	3,043,468	—
Additional paid-in capital - preferred stock - Series B (see Note D)	12,107,907	—
Common stock - $.05 par value; authorized 200,000,000 shares; issued and outstanding 77,505,908 shares at March 31, 2014 and 77,360,908 shares at June 30, 2013	3,875,297	3,868,047
Additional paid-in capital - common stock	56,954,045	56,910,545
Accumulated deficit	(83,685,116)	(85,757,066)
Total stockholders’ deficit	(7,704,399)	(13,167,174)
	$129,241,384	$18,029,545

The accompanying notes are an integral part of these statements.

 CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenues:
Oil and gas sales	$5,219,837	$968,980	$10,841,391	$3,012,016
Total revenues	5,219,837	968,980	10,841,391	3,012,016
Costs and expenses:
Oil and gas production and operating costs	3,105,635	325,906	6,409,143	1,579,221
Accretion of asset retirement obligations	113,318	—	226,635	—
General and administrative expenses	1,444,340	562,692	4,735,950	1,581,451
Depreciation, depletion and non-loan-related amortization	2,685,149	751,075	5,726,591	2,537,883
Total operating costs and expenses	7,348,442	1,639,673	17,098,319	5,698,555
Operating loss	(2,128,605)	(670,693)	(6,256,928)	(2,686,539)
Non-operating income (expense):
Other income	3,933	536	9,427	666,074
Interest expense	(5,695,528)	(1,258,240)	(12,580,873)	(2,110,403)
Loss on derivative contracts	(5,601,123)	—	(12,221,932)	—
Amortization of loan costs	(233,492)	(260,000)	(464,390)	(260,000)
Gain on acquisition of assets at fair market value	—	—	22,578,000	—
Change in fair value of warrants liability	5,547,121	—	12,017,693	—
Total non-operating income (expense)	(5,979,089)	(1,517,704)	9,337,925	(1,704,329)
Income (loss) before income taxes	(8,107,694)	(2,188,397)	3,080,997	(4,390,868)
Provision for income taxes	—	—	—	—
Net income (loss)	$(8,107,694)	$(2,188,397)	$3,080,997	$(4,390,868)
Dividends on preferred shares	(387,458)	(228,500)	(1,009,047)	(681,800)
Net income (loss) attributable to common stockholders	$(8,495,152)	$(2,416,897)	$2,071,950	$(5,072,668)
Net income (loss) per common share - basic	$(0.11)	$(0.03)	$0.03	$(0.06)
Net income (loss) per common share - diluted	$(0.11)	$(0.03)	$0.02	$(0.06)
Weighted average common shares outstanding - basic	77,500,392	77,265,047	77,479,184	77,232,049
Weighted average common shares outstanding - diluted	77,500,392	77,265,047	93,756,501	77,232,049

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$3,080,997	$(4,390,868)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation, depletion and amortization	5,726,591	3,440,043
Bargain purchase gain	(22,578,000)	—
Accretion of asset retirement obligation	226,635	—
Amortization of loan costs	464,390	—
Amortization of debt discount	5,585,553	—
Unrealized loss on derivative contracts	12,221,932	—
Settlement of derivative swaps	(19,935)	—
Change in fair value of warrants liability	(12,017,693)	—
Paid-in-kind interest expense	2,834,798	15,223
Stock issued for compensation	50,750	17,366
Change in assets and liabilities:
(Increase) decrease in accounts receivable - trade	(2,087,456)	1,847,125
(Increase) decrease in due from affiliates	598,931	—
(Increase) decrease in other prepaid expenses	(358,060)	28,578
Increase (decrease) in accounts payable and accrued expenses	2,375,609	(709,170)
Increase in due to affiliates	—	8,016
Net cash provided (used) by operating activities	$(3,894,958)	$256,313
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(8,049,680)	(431,843)
Prepaid drilling costs	(1,171,106)	—
Increase in capital portion of due to affiliates	—	1,602
Purchase of office equipment	—	(1,807)
Reimbursement of advances on development costs	—	10,079,583
Net cash paid for acquisitions of properties	(64,278,148)	—
Net cash provided (used) by investing activities	$(73,498,934)	$9,647,535
Cash flows from financing activities:
Proceeds from long-term debt	31,831,392	—
Proceeds from issuance of warrants	33,411,033	—
Proceeds from derivative contract	35,091,536	—
Proceeds from revolver	4,015,826	—
Increase in restricted cash	(5,000,000)	—
Repayment of advances from affiliates	(2,000,000)	—
Payment of long-term debt	(5,000,000)	(9,134,890)
Settlement costs paid under derivative contract	(3,018,170)	—
Loan costs incurred and other	(2,840,820)	(260,000)
Net cash provided (used) by financing activities	$86,490,797	$(9,394,890)
Net increase in cash and cash equivalents	$9,096,905	$508,958
Cash and cash equivalents:
Beginning of period	260,576	275,527
End of period	$9,357,481	$784,485
Other information:
Cash interest paid on debt	$6,386,785	$1,208,250
Non-cash investing and financing activities:
Issuance of preferred stock in connection with acquisition of properties	368,000	—
Note payable and accrued interest due to affiliate converted to preferred stock	2,114,986	—
Increase in prepaid drilling credit for acquisition and development of oil and gas properties	—	562,325
Preferred stock dividends accrued	1,009,047	681,800
Conversion of accrued dividend to preferred stock	305,160	670,400
Non-cash additions to oil and gas properties through ARO	1,576,323	—

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

		Gastar Acquired	Navasota Acquired	Tauren Acquired
Purchase Price Allocation - ($000’s)	Total	Properties	Properties	Properties
Assets acquired:
Unproved oil and natural gas properties	$7,101	$6,029	$1,072	$—
Proved developed and undeveloped oil and natural gas properties	$89,373	$42,446	19,981	26,946
Liabilities assumed:
Asset retirement obligations	1,500	1,005	495	—
Net assets acquired	$94,974	$47,470	$20,558	$26,946

	Nine Months		Three Months
	Ended March 31,		Ended March 31,
*Pro forma Results of Operations	2014	2013	2014	2013
Oil and natural gas revenues	$14,676,233	$16,079,533	$5,219,837	$5,299,903
Net income (loss)	$3,922,189	$1,072,733	$(8,495,154)	$(149,689)
Basic earnings (loss) per share	$0.051	$0.014	$(0.110)	$(0.002)
Diluted earnings (loss) per share	$0.042	$0.011	$(0.110)	$(0.002)

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

Restatement Correction of Error

As noted, the financial information for the three and nine months ended March 31, 2014 has been restated to reflect the change in fair value of warrants liability. The Company’s outstanding warrants include certain anti-dilution provisions, which provide exercise price adjustments in the event that any common stock equivalents are issued at an effective price per share that is less than the exercise price of the warrants. The fair value of the warrants liability was not recorded for the year ended June 30, 2013 or previous years. Upon exercise or expiration of a warrant, the fair value of the warrant at that time will be reclassified to equity from a liability.

The Company recorded a liability related to the fair value of the warrants issued in connection with the issuance and sale of the Notes on October 2, 2013 in an amount equal to the value assigned to the Class A Warrants of $23,700,437 and the value assigned to the Class B Warrants of $9,710,596, or an aggregate of $33,411,033, upon issuance. The subsequent decrease in the warrants’ fair value during the nine months ended March 31, 2014, has been reflected as a decrease in the warrants liability and a charge to net income of $13,357,742.

Additionally, the financial information for the nine months ended March 31, 2014 has been restated to reflect the change in fair value of warrants liability for the previously issued warrants exercisable into 8,500,000 shares of common stock that are held by Wells Fargo Energy Capital, Inc. (“WFEC”), since their re-pricing in December 2012. The Company re-priced and extended these warrants in connection with the amendment of its Credit Agreement with WFEC in December 2012.  The warrants were modified to provide for an exercise price of $0.20 per share with the exercise term extended to December 31, 2017.  The fair value of the warrants liability was not recorded for the year ended June 30, 2013 or previous years. The Company, however, recorded the liability related to the fair value of these warrants as of July 1, 2013 ($1,805,898) as an out-of-period charge to net income and corresponding liability on July 1, 2013. The subsequent increase in the warrants’ fair value during the nine months ended March 31, 2014, has been reflected as a net decrease in the warrants liability and a charge to net income of $465,849.

The following table is a summary of the warrant liability activity measured at fair value using Level 3 inputs:

Warrants liability
WFEC warrants, balance at July 1, 2013	$1,805,898
Granted
Class A and B warrants, balance at October 2, 2013	33,411,033
Cancelled, forfeited or expired	—
Change in fair value
Class A and B warrants	(13,357,742)
WFEC warrants	(465,849)
Balance at March 31, 2014	$21,393,340

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

Potential dilutive securities (e.g., preferred stock, stock warrants and convertible debt) have been considered, but because the Company reported a net loss in the three month periods ended March 31, 2014 and 2013, their effects would be anti-dilutive. The weighted average number of common and common equivalent shares outstanding was 77,500,392 and 77,265,047 for the quarters ended March 31, 2014 and 2013, respectively, and were 77,479,184 and 77,232,049 for the nine month periods ended March 31, 2014 and 2013, respectively. The net income for the nine months ended March 31, 2014 has been considered potentially dilutive and the weighted average number of diluted common and common equivalent shares outstanding was 93,756,501.

	Nine Months Ended March 31,		Three Months Ended March 31,

	2014	2013	2014	2013
Oil and natural gas revenues	$10,841,391	$3,012,016	$5,219,837	$968,980
Net income (loss)	$2,071,950	$(5,072,668)	$(8,495,152)	$(2,416,897)
Basic earnings (loss) per share	$0.03	$(0.07)	$(0.11)	$(0.03)
Diluted earnings (loss) per share	$0.02	$(0.07)	$(0.11)	$(0.03)

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

Series C Redeemable Voting Preferred Stock — The Series C Redeemable Voting Preferred Stock has a stated value of $0.01 per share.  The holders of Series C Redeemable Voting Preferred Stock are entitled to vote, together with the holders of our common stock, as a single class with respect to all matters presented to holders of common stock.  The holders of Series C Redeemable Voting Preferred Stock are entitled, in the aggregate, to a number of votes equal to the number of shares of common stock that would be issuable upon the exercise of all of the outstanding Class A Warrants and Class B Warrants (as defined below) on a Full Physical Settlement basis (as defined in the Warrant and Preferred Stock Agreement).  The holders of Series C Redeemable Voting Preferred Stock are not entitled to receive any dividends.  The Series C Redeemable Voting Preferred Stock may be redeemed at the option of the holders thereof at any time at the stated value per share. There were 98,751.823 shares of Series C Redeemable Voting Preferred Stock issued and outstanding as of March 31, 2014.

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

The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of grant with an equivalent expected term or life. Information regarding activity for stock options under the Plan is as follows:

		Weighted-average	Weighted-average	Aggregate
		exercise price per	remaining contractual	intrinsic
	Number of shares	share	term (years)	value

Outstanding, June 30, 2014	288,667	$1.20
Options granted	—	—
Options exercised	—	—
Options forfeited/expired	—	—

Outstanding, March 31, 2014	288,667	1.20	1.50	$—

Exercisable, March 31, 2014	288,667	$1.20	1.50	$—

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

Note F — Long-term debt:

Senior Secured Notes Financing

The Company entered into a Note Purchase Agreement dated October 2, 2013, pursuant to which the Company issued an aggregate of $66.0 million of notes due October 2, 2016 (the “Notes”) to certain Investors.  As of March 31, 2014, the Notes bore interest at the rate of 15.5% per annum, in cash, payable quarterly; provided, however, that interest for the first six months following the closing was paid 7.0% per annum in cash and 8.5% per annum in additional Notes.  The indebtedness under the Note Purchase Agreement is secured by substantially all of the assets of the Company, including a first priority lien over all of the assets of the Company, Cubic Asset and Cubic Asset Holding and a second priority lien over all of the assets of Cubic Louisiana and Cubic Louisiana Holding. Under the Note Purchase Agreement, the Company must maintain a $10,000,000 minimum cash balance through October 2, 2016.

The Company allocated the proceeds from the issuance of the Notes to the Warrants and the Notes, based on the warrants’ fair market values at the date of issuance. The value assigned to the Class A Warrants was $23,700,437 and the value assigned to the Class B Warrants was $9,710,596, both of which were recorded as liabilities. The assignment of a fair value to the Warrants resulted in a loan discount being recorded. The discount will be amortized over the original three-year term of the Notes as additional interest expense.  Amortization for the three and nine months ended March 31, 2014 was $2,807,687 and $5,585,553 respectively.

Cubic incurred loan costs of $2,840,820 on the issuance of the Notes and Warrants. The amount allocable to the debt of $2,840,820 has been capitalized and will be amortized over the original term of the Notes. Amortization for the three and nine months ended March 31, 2014 was $233,492 and $464,390.

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

Derivative contracts added October 2, 2013	$35,091,536
Loss on derivative contracts	12,221,932
Settlements on derivative contracts	(3,038,105)
Derivative contracts as of March 31, 2014	$44,275,363

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

All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses as well as realized gains and losses related to contract settlements are presented in the statement of operations as a gain or (loss) on derivatives. For the three and nine months ended March 31, 2014, the Company reported losses of $2,127,972 and $12,221,932 respectively, in the condensed consolidated statement of operations related to its commodity derivative instruments.

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

AS OF MARCH 31, 2014

(Unaudited)

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated balance sheet and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments
	Derivative Assets(Liabilities)
		Fair Value
	Balance Sheet Location	March 31, 2014	March 31, 2013

Derivatives not designated as hedging instruments
Commodity derivative contracts	Assets	$—	$—
Commodity derivative contracts	Current Liabilities	(5,949,967)	—
Commodity derivative contracts	Long-term Liabilities	(38,325,396)	—
Total derivatives not designated as hedging instruments		$(44,275,363)	$—

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recoginized in Income on	Amount of Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended
	Derivatives	March 31, 2014	March 31, 2013

Derivatives not designated as hedging instruments
Commodity derivative contracts	Loss on derivatives	$(12,221,932)	$—
Total derivatives not designated as hedging instruments		$(12,221,932)	$—

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

Note I — Warrants Liabilty

The Company’s outstanding warrants issued in connection with the issuance of the Notes issued on October 2, 2013 are classified as liabilities and are adjusted to reflect fair value at the end of each reporting period, with the changes in fair value recognized as a change in fair value of warrants liability in the Company’s condensed consolidated statements of operations. Specifically, the warrants issued in connection with Notes issued on October 2, 2013, grant the warrant holders certain anti-dilution protection which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the then-current exercise price per share.  As noted, the financial information for the three months ended March 31, 2014 has been restated to reflect the change in fair value of warrants liability. The fair value of the warrants liability was not recorded for the year ended June 30, 2013 or previous years. Upon exercise or expiration of a warrant, the fair value of the warrant at the time will be reclassified to equity from a liability.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

The Company recorded the liability related to the fair value of these warrants issued in connection with the issuance and sale of the Notes on October 2, 2013 in an amount equal to the value assigned to the Class A Warrants of $23,700,437 and the value assigned to the Class B Warrants of $9,710,596, or an aggregate of $33,411,033 recorded as a liability upon issuance. The subsequent decrease in the warrants’ fair value during the three and nine months ended March 31, 2014 has been reflected as a decrease in the warrants liability and a charge to net income of $5,177,320 and $13,357,742, respectively. Upon exercise or expiration of the warrants, the fair value of the warrants at that time will be reclassified to equity from a liability.

The Company re-priced and extended warrants to purchase 8,500,000 shares of common stock in connection with the amendment of its Credit Agreement with WFEC in December 2012. The previously issued warrants were modified to provide for an exercise price of $0.20 per share with the exercise term extended to December 31, 2017. The warrants include certain anti-dilution provisions, which provide exercise price adjustments in the event that any common stock equivalents are issued at an effective price per share that is less than the exercise price of the warrants. The warrants were not recorded as a fair value liability for the year ended June 30, 2013 or previous years. The Company, however, recorded the fair value of these warrants as of July 1, 2013 ($1,805,898) as an out-of-period charge to net income and corresponding liability on July 1, 2013. The subsequent decrease in the warrants’ fair value during the nine months ended March 31, 2014, which includes the effect of the anti-dilution re-pricing from $0.20 per share to $0.17 per share in connection with the issuance of the Notes on October 2, 2013, has been reflected as a reduction in the warrant liability and a credit to net income, resulting in a net credit to net income of $96,048 in the three months ended December 31, 2013 and a $369,801 and a $465,849 net decrease in fair value of the WFEC warrants liability for the three and nine months ended March 31, 2014, respectively.

The following table is a summary of the warrants liability activity measured at fair value using Level 3 inputs:

Warrants liability
WFEC warrants, balance at July 1, 2013	$1,805,898
Granted
Class A and B warrants, balance at October 2, 2013	33,411,033
Cancelled, forfeited or expired	—
Change in fair value
Class A and B warrants	(13,357,742)
WFEC warrants	(465,849)
Balance at March 31, 2014	$21,393,340

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

The following table reflects the assumed ARO liability from the acquisition of assets on October 2, 2013 for the nine months ended March 31, 2014:

Asset retirement obligations, at June 30, 2013	$—
Activity during the period:
Liabilities incurred during the period	1,576,323
Accretion of discount	226,635
Asset retirement obligations, at March 31, 2014	1,802,958

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

In addition, certain oil and gas properties in which the Company owns a working interest were operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by Mr. Wallen. As of March 31, 2014 and June 30, 2013, the Company owed Fossil $697,849 and $27,949 respectively for revenue, miscellaneous capital expenditures and general and administrative expenses, and the Company was owed by Fossil $104,605and $28,897 respectively, for oil and gas sales.

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

Note N— Legal Proceedings

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three and nine months ended March 31, 2014 and 2013 should be read in conjunction with our condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q/A and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K/A for the year ended June 30, 2013.

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

As a result of the acquisition of properties from Gastar Exploration Texas, LP (“Gastar”), we acquired proved reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas.  The acquired properties include approximately 17,400 net acres of leasehold interests.  The acquisition price paid by us at closing was $39,188,830, following various adjustments set forth in the Gastar Agreement, and net of the various deposits paid prior to the closing date.  For purposes of allocating revenues and expenses and capital costs between Gastar and us, such amounts we netted effective January 1, 2013 and have been recorded as an adjustment to the purchase price.

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

On October 2, 2013, the Company entered into a purchase agreement with Tauren Exploration, Inc. (“Tauren”). Pursuant to this agreement, the Company acquired well bores, proved reserves, oil & natural gas production and undeveloped leasehold interests in the Cotton Valley formation in DeSoto and Caddo Parishes, Louisiana.  The acquired properties include approximately 5,600 net acres of leasehold interests.  The acquisition price paid by the Company was $4,000,000 in cash and 2,000 shares of the Company’s Series B preferred stock with an aggregate stated value of $2,000,000 and a fair market value of $368,000. The acquisition was valued at $26,946,000.

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

Revenues

Oil And Gas Sales increased to $5,219,837 for the quarter ended March 31, 2014 from $968,980 for the quarter ended March 31, 2013 primarily due to increased oil and gas volumes resulting from the acquisition of the acreage in Leon and Robertson Counties, Texas in October 2013. We received an average natural gas price of $3.98 per Mcf in the 2014 quarter versus $3.33 in the 2013 quarter.

Costs and Expenses

Oil and Gas Production and Operating Costs increased to $3,105,635 (45% of oil and gas sales) for 2014 from $325,906 (34% of oil and gas sales) for 2013, primarily due to the expenses incurred from the increased number of wells brought online as a result of the acquisition of the acreage in Leon and Robertson Counties, Texas in October 2013.  Other revenue deduction expenses increased $1,610,773. These are costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas; lease operating expense increased $644,235, workovers expenses increased $600,447, production taxes decreased $75,122 primarily due to abatements.

Accretion of Asset Retirement Obligation (“ARO”) was $113,318 for the three months ended March 31, 2014.

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

Derivatives Loss was $5,601,123 for the three months ended March 31, 2014. There was no derivative gain or loss for the three months ended March 31, 2013, as we had not engaged in any derivative transactions prior to the end of that quarter. The net derivative loss in the 2014 quarter was due to contract prices of $92 per barrel of oil and $3.90 per Mcf for natural gas generally being lower than the settlement prices.

Change in Fair Value of Warrants Liability of $5,547,121 was recognized for the three months ended March 31, 2014. The fair value of warrants liability associated with the Company’s Class A and B warrants, which were issued in connection with the issuance of the Notes on October 2, 2013, decreased as of March 31, 2014, by $5,177,320. There was also a decrease in fair value of warrants held by WFEC of $369,801 for the three months ended March 31, 2014.

Depreciation, Depletion and Amortization increased to $2,685,149 in 2014 from $751,075 in 2013. The increase was primarily due to the $90,037,491 increase in the full cost pool due to the acquisitions prior to the three months ended March 31, 2014 as compared to the 2013 quarter.

Interest Expense increased to $5,695,528 in 2014 from $1,258,240 in 2013 primarily due to interest incurred on the Notes issued on October 2, 2013, as well as interest on borrowings from WFEC. The Company’s weighted average total debt (before discounts) was $92,299,345 for the 2014 quarter from $27,865,110 for the 2013 quarter.

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

Revenues

Oil and Gas Sales increased to $10,841,391 for the nine months ended March 31, 2014 from $3,012,016 for the nine months ended March 31, 2013, primarily due to increased oil and gas volumes resulting from the acquisitions during the 2014 period versus the 2013 period. We received an average natural gas price of $3.64 per Mcf in the 2014 period versus $3.10 per Mcf in the 2013 period.

Costs and Expenses

Oil and Gas Production and Operating Costs increased to $6,409,143 (50% of oil and gas sales) for 2014 from $1,579,221 (52% of oil and gas sales) for 2013, primarily due to the expenses recognized from the increased number of wells brought online post-acquisition during the nine months ended March 31, 2014. Other revenue deduction expenses increased $2,776,063. These are costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas. Lease operating expense increased $1,552,544 and workovers expenses increased $670,889, but were partially offset by a $169,575 decrease in production taxes.

Accretion of Asset Retirement Obligation (“ARO”) was $226,635 for the nine months ended March 31, 2014.

General and Administrative Expenses increased to $4,735,950 for 2014 from $1,581,451 for 2013 primarily due to an increase of $877,680 in legal fees/expenses, a $559,305 increase in salaries (due to employee raises and new hires), a $1,113,458 increase in consulting and management fees and a $214,290 increase in contracted professional services, directly related to the Company’s acquisitions and debt restructuring efforts, during the nine months ended March 31, 2014 as compared to the 2013 period.

Depreciation, Depletion and Amortization increased to $5,726,591 in 2014 from $2,537,883 in 2013. The increase was primarily due to the $90,037,491 increase in the full cost pool due to the acquisitions during the nine months ended March 31, 2014 as compared to March 31, 2013.

Derivatives Loss was $12,221,932 for the nine months ended March 31, 2014. There was no derivative gain or loss for the nine months ended March 31, 2013, as we had not engaged in any derivative transactions prior to the end of that quarter. The net derivative loss in the 2014 quarter was due to contract prices of $92 per barrel of oil and $3.90 per Mcf for natural gas generally being lower than the settlement prices.

Change in Fair Value of Warrants Liability of $12,017,693 was recognized for the nine months ended March 31, 2014. The fair value of warrants liability, associated with the Company’s Class A and B warrants, which were issued in connection with the issuance of the Notes on October 2, 2013, decreased as of March 31, 2014, by $13,357,742. There was an overall decrease in fair value of warrants held by WFEC to $465,849 for the nine months ended March 31, 2014.

Interest Expense increased to $12,583,873 in 2014 from $2,110,403 in 2013 primarily due to interest incurred on the Notes issued on October 2, 2013, as well as interest on borrowings from WFEC. The Company’s weighted average total debt (before discounts) was $69,375,858 for the nine months ended March 31, 2014 from $31,098,994 for the same 2013 period.

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

Working Capital and Capital Expenditures

Working capital as of March 31, 2014 was over $2 million, up from a working capital deficit of over $35 million at June 30, 2013, as a result of proceeds from the issuance of the Notes, the Call Option Structured Derivative arrangement and the refinancing of the WFEC debt. The debt to WFEC is now classified as long-term debt.

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

Cash Flow

Our net (decrease) increase in cash and cash equivalents is summarized as follows:

	Nine months ended
	March 31,
	2014	2013
Net cash provided (used) by operating activities	$(3,894,958)	$256,313
Net cash provided (used) by investing activities	(73,498,934)	9,647,535
Net cash provided (used) by financing activities	86,490,797	(9,394,890)
Net increase in cash and cash equivalents	$9,096,905	$508,958

Operating Activities — During the nine months ended March 31, 2014, the Company used cash flows from operating activities of $3,894,958 as compared to $256,313 of cash provided in operating activities in the prior year period. Cash flow from operations is dependent on our ability to increase production through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The cash used in investing activities consists of capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the nine months ended March 31, 2014, we had capital spending related to the acquisitions and development of oil and gas properties of $8,049,680 and has acquisition costs of $64,278,148 and total cash used of $73,498,934 by investing activities. In the nine months ended March 31, 2013, we had capital spending related to the acquisition and development of oil and gas properties of $431,843 and provided net cash of $9,647,535 from investing activities, of which approximately $10,000,000 was the payment of the remaining unused prepaid drilling credit, received as part of the EXCO/BG settlement.

Financing Activities — Net cash flows were $86,490,797 provided and $9,394,890 used by financing activities during the nine month periods ended March 31, 2014 and 2013, respectively. During the 2014 period, we used $86,490,797 of cash provided by financing activities (see Note F to the condensed consolidated financial statements). These funds were received as part of the Notes provided by the Investors and upfront payments from derivative contracts. During the fiscal 2013 period, we used $260,000 to pay loan costs on the Wells Fargo extension and paid $9,134,890 on our debt to Wells Fargo.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K/A for the year ended June 30, 2013.

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

In September and October 2014, we identified material weaknesses in our internal controls over financial reporting in connection with our (i) financial reporting and disclosure process (ii) accounting for asset retirement obligations and (iii) accounting for certain complex accounting transactions.  The first material weakness, our financial reporting and disclosure process, resulted in additional disclosures and amendments to our quarterly reports for the quarterly periods ended September 30, 2013, December 31, 2013 and March 31, 2014 necessary to present the financial statements in accordance with accounting principles generally accepted in the United States.  The second material weakness, our accounting for asset retirement obligations (“ARO”), resulted in our inappropriate estimation of the ARO related to the properties acquired in our acquisitions in Fiscal 2014.  Our third material weakness, our accounting for certain complex accounting transactions, resulted in an incorrect accounting treatment related to the warrants that were issued together with the Notes. The warrants contained ‘full-ratchet’ anti-dilution adjustment provisions that were not properly accounted for.  Additionally, certain warrants that were re-priced in 2013 and 2014 also contained certain anti-dilution provisions that were not accounted for correctly since their issuance date. Finally, we did not apply the proper accounting for the exchanges of certain related party debt and equity instruments in transactions that were deemed equity contributions. As a result of these material weaknesses, the Company has amended its September 30, 2013 and December 31, 2013 Form 10-Qs.

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

None

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

CUBIC ENERGY, INC.
(Registrant)

Date: April 15, 2015	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: April 15, 2015	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer