Form 10-Q
period 2015-03-31
CUBIC ENERGY INC
filed 2015-05-15
CIK 319156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2015

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

As of May 11, 2015, the registrant had 77,505,908 shares of common stock, $0.05 par value, outstanding.

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

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended June 30, 2014 and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

•                  our ability to cure defaults under our existing credit facilities or refinance our debt, and obtain additional capital;

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

i

CUBIC ENERGY, INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2015 (unaudited)	June 30, 2014

Assets
Current assets:
Cash and cash equivalents	$4,813,440	$6,857,970
Accounts receivable - trade	807,621	2,026,210
Other prepaid expenses	464,954	1,514,302
Total current assets	6,086,015	10,398,482
Property and equipment:
Oil and gas properties, full cost method:
Proved properties (including wells and related equipment and facilities)	131,784,309	126,041,447
Unproven properties	9,874,755	8,227,109
Office and other equipment	82,511	78,733
Property and equipment, at cost	141,741,575	134,347,289
Less accumulated depreciation, depletion and amortization	31,903,234	26,914,972
Property and equipment, net	109,838,341	107,432,317
Other assets:
Cash restricted under loan agreement	—	5,000,000
Deferred loan costs, net	1,429,490	2,140,343
Prepaid drilling costs	3,386,636	—
Total other assets	4,816,126	7,140,343

Total Assets	$120,740,482	$124,971,142

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Note payable - WFEC - revolver	29,880,936	24,880,936
Note payable, net of discounts - Senior Notes	51,640,291	43,090,338
Fair value of derivatives	818,212	8,065,417
Due to affiliates	455,534	232,021
Accounts payable and accrued expenses	17,022,352	7,127,572
Total current liabilities	99,817,325	83,396,284
Asset Retirement Obligation	1,863,431	1,916,276
Warrants liability	3,773,416	16,290,341
Fair value of derivatives	9,188,955	25,052,008
Total Liabilities	114,643,127	126,654,909

Commitments and contingencies (Note M)
Redeemable Preferred stock - Series C, authorized 98,751.823 shares; $0.01 stated value, voting, redeemable at $0.01; 98,751.823 shares issued and outstanding at March 31, 2015 and at June 30, 2014	988	988
Stockholders’ equity (deficit):
Preferred stock - $.01 par value; authorized 10,000,000 shares
Preferred stock - 9.5% Series B, authorized 35,000 shares $1,000 stated value, voting, convertible at $0.50 per common share; with 18,168.815 outstanding at March 31, 2015 and 16,928.047 at June 30, 2014	3,343,062	3,114,761
Additional paid-in capital - Preferred Stock - Series B (see Note D)	13,436,540	12,424,073

Common stock - $.05 par value; authorized 400,000,000 shares; issued and outstanding 77,505,908 shares at March 31, 2015 and at June 30, 2014	3,875,297	3,875,297
Additional paid-in capital - Common Stock	56,954,045	56,954,045
Accumulated deficit	(71,512,577)	(78,052,931)
Total stockholders’ equity (deficit)	6,096,367	(1,684,755)
	$120,740,482	$124,971,142

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenues:
Oil and gas sales	$3,031,948	$5,219,837	$10,752,951	$10,841,391
Total revenues	$3,031,948	$5,219,837	$10,752,951	$10,841,391

Costs and expenses:
Oil and gas production and operating costs	1,570,977	3,105,635	6,606,815	6,409,143
Accretion of asset retirement obligations	19,527	113,318	182,864	226,635
General and administrative expenses	1,524,437	1,444,340	4,273,927	4,735,950
Depreciation, depletion and amortization	920,764	2,685,149	4,988,262	5,726,591
Total operating costs and expenses	4,035,705	7,348,442	16,051,868	17,098,319
Operating loss	(1,003,757)	(2,128,605)	(5,298,917)	(6,256,928)

Non-operating income (expense):
Other income	1,176	3,933	4,740	9,427
Interest expense	(7,240,047)	(5,695,528)	(21,424,926)	(12,580,873)
Gain (Loss) on derivative contracts	7,159,302	(5,601,123)	22,718,812	(12,221,932)
Amortization of loan costs	(233,492)	(233,492)	(710,853)	(464,390)
Gain on acquisition of assets at fair market value	—	—	—	22,578,000
Change in fair value of warrants liabilty	(1,465,655)	5,547,121	12,516,925	12,017,693
Total non-operating income (loss)	(1,778,716)	(5,979,089)	13,104,698	9,337,925
Income (loss) before income taxes	(2,782,473)	(8,107,694)	7,805,781	3,080,997
Provision for income taxes	—	—	—	—
Net income (loss)	$(2,782,473)	$(8,107,694)	$7,805,781	$3,080,997
Dividends on preferred shares	(425,599)	(387,458)	(1,265,427)	(1,009,047)
Net income (loss) attributable to common stockholders	$(3,208,072)	$(8,495,152)	$6,540,354	$2,071,950

Net income (loss) per common share
Basic	$(0.04)	$(0.11)	$0.08	$0.03
Diluted	$(0.04)	$(0.11)	$0.07	$0.02

Weighted average common shares outstanding
Basic	77,505,908	77,500,392	77,505,908	77,479,184
Diluted	77,505,908	77,500,392	91,826,169	93,756,501

The accompanying notes are an integral part of these statements.

CUBIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net income	$7,805,781	$3,080,997
Adjustments to reconcile net income to cash used by operating activities:
Depreciation, depletion and amortization	4,988,262	5,726,591
Gain on acquisition of assets at fair market value	—	(22,578,000)
Settlement of ARO liability	(235,709)	—
Accretion of ARO	182,864	226,635
Amortization of loan costs	710,853	464,390
Amortization of debt discount	8,549,953	5,585,553
Gain on derivative contracts	(22,718,812)	12,221,932
Settlement of derivative swaps	(459,358)	(19,935)
Change in fair value of warrants liability	(12,516,925)	(12,017,693)
Paid-in-kind interest expense	—	2,834,798
Stock issued for compensation	—	50,750
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	1,218,589	(2,087,456)
Other prepaid expenses	1,049,348	(358,060)
Increase in accounts payable and accrued liabilities	9,870,121	2,375,609
Increase in due to affiliates	223,513	598,931
Net cash used in operating activities	$(1,331,520)	$(3,894,958)
Cash flows used from investing activities:
Acquisition and development of oil and gas properties	(7,394,286)	(8,049,680)
Prepaid drilling costs	(3,386,636)	(1,171,106)
Net cash paid for acquisitions of properties	—	(64,278,148)
Net cash used in investing activities	$(10,780,922)	$(73,498,934)
Cash flows from financing activities:
Proceeds from long-term debt	—	31,831,392
Proceeds from issuance of warrants	—	33,411,033
Proceeds from derivative contracts	—	35,091,536
Settlement received (paid) on derivative swaps	67,912	(3,018,170)
Proceeds from revolver	5,000,000	4,015,826
Increase in restricted cash	5,000,000	(5,000,000)
Repayment of advances from affiliates	—	(2,000,000)
Payment of long-term debt	—	(5,000,000)
Loan costs incurred and other	—	(2,840,820)
Net cash provided by financing activities	$10,067,912	$86,490,797
Net increase (decrease) in cash and cash equivalents	$(2,044,530)	$9,096,905
Cash and cash equivalents:
Beginning of period	6,857,970	260,576
End of period	$4,813,440	$9,357,481
Other information:
Cash interest paid on debt	$1,040,130	$6,386,785
Non-cash investing and financing activities:
Issuance of preferred stock in connection with acquisition of properties	—	368,000
Note payable and accrued interest due to affiliate converted to preferred stock	—	2,114,986
Preferred stock dividends accrued	425,599	1,009,047
Conversion of accrued dividend to preferred stock	1,240,768	305,160
Non-cash additions to oil and gas properties through ARO	—	1,576,323

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

Cubic Energy, Inc. is the parent company of two wholly owned direct subsidiaries, Cubic Asset Holding LLC, a Delaware limited liability company, and Cubic Louisiana Holding LLC, a Delaware limited liability company, and two wholly owned indirect subsidiaries, Cubic Asset LLC, a Delaware limited liability company and a direct subsidiary of Cubic Asset Holding LLC, and Cubic Louisiana LLC, a Delaware limited liability company and a direct subsidiary of Cubic Louisiana Holding LLC. Unless the context otherwise requires, reference to the Company herein refer to the Company and its subsidiaries, on a consolidated basis.

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of March 31, 2015, the Company had an accumulated deficit of $71,512,577 and recurring losses from operations. The Company also had a working capital deficit of approximately $93,731,310.  As part of the working capital deficit, the Company has classified the Notes (as defined below) and credit facility with Wells Fargo Energy Capital, Inc. (“WFEC”) as current liabilities, due to non-compliance with their respective debt covenants.

On July 14, 2014, the Company entered into an Amendment, Forbearance and Waiver Agreement (the “Amendment”) with the holders of the Senior Notes due October 2016 (“Notes”) and certain other parties thereto.  The Amendment includes additional covenants including, among others, that by October 17, 2014, the Company was required to enter into a definitive agreement with respect to a Strategic Transaction, as defined in the Amendment, that is reasonably expected to be consummated by December 31, 2014 and which would result in the payment in full, in cash, of all amounts owing to the holders of the Notes, or a joint venture, strategic alliance or other transaction satisfactory to the holders of the Notes.  We continue to explore alternatives with respect to a Strategic Transaction, although we have not yet identified or consummated a Strategic Transaction.  We are also not in compliance with certain other covenants in the Note Purchase Agreement, as well as certain covenants in the credit facility with WFEC. We are in discussions with the holders of the Notes and WFEC with respect to available alternatives.  Unless we cure these defaults, or we obtain an extension of time, the holders of the Notes and/or WFEC could accelerate the indebtedness represented by the Notes and/or WFEC loans and exercise all other remedies available to them, including foreclosing on our assets. There can be no assurance that we will be successful in curing these defaults.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

Note B — Acquisition of Properties

In October 2013, we acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas, that puts us in the additional reservoir rich environments in the Eagle Ford, Woodbine, Austin Chalk, Buda, Glen Rose and Georgetown formations, with additional shallow formations to exploit as well. We also acquired additional rights in our leasehold interests in DeSoto and Caddo Parishes, Louisiana. The acquisitions are summarized as follows:

•                  The Company consummated the transactions contemplated by a Purchase and Sale Agreement dated as of April 19, 2013 (the “Gastar Agreement”) with Gastar Exploration Texas, LP and Gastar Exploration USA, Inc.  Pursuant to the Gastar Agreement, the Company acquired proven reserves, oil & natural gas production and undeveloped leasehold interests in Leon and Robertson Counties, Texas. The acquisition price paid by the Company at closing was $39,188,300, following various adjustments set forth in the Gastar Agreement, and net of the various deposits paid prior to the closing date. For purposes of allocating revenues and expenses and capital costs between Gastar and us, such amounts were netted effective January 1, 2013 and were recorded as an adjustment to the purchase price.

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

The Gastar and Navasota East Texas assets consisted of working interests in the same properties. The Tauren assets consisted of additional working interest in properties already owned by Cubic. The following table shows the revenue and operating income (loss) attributable to these properties for the three and nine months ended March 31, 2015:

	(Unaudited) Three months		(Unaudited) Three months
	ended March 31, 2015		ended March 31, 2014
	Revenue	Operating Income (loss)	Revenue	Operating Income (loss)

East Texas assets	$2,396,374	$1,365,676	$3,307,223	$571,472
Tauren assets	$48,805	$(99,158)	$74,650	$(5,165)

	(Unaudited) Nine months		(Unaudited) Nine months
	ended March 31, 2015		ended March 31, 2014
	Revenue	Operating Income (loss)	Revenue	Operating Income (loss)

East Texas assets	$7,731,659	$2,872,582	$7,286,467	$2,082,925
Tauren assets	$2,256,227	$(144,044)	$164,023	$(60,356)

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

AS OF MARCH 31, 2015

(Unaudited)

Note C — Summary of Significant Account Policies:

Basis of presentation

The accounting policies followed by the Company are set forth in the Company’s notes to the condensed consolidated financial statements that are a part of its Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and should be read in conjunction with the financial statements contained herein.

The financial information included herein as of March 31, 2015, and for the three and nine months periods ended March 31, 2015, and 2014, have been presented without an audit, pursuant to accounting principles for interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission.

The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the periods.

Restatement Correction of Error

As noted, the financial information included in the Company’s Forms 10-Q for the periods ended September 30, 2013, December 31, 2013 and March 31, 2014 has been restated to reflect the change in fair value of warrants liability. The Company’s outstanding warrants include certain anti-dilution provisions, which provide exercise price adjustments in the event that any common stock equivalents are issued at an effective price per share that is less than the exercise price of the warrants. The fair value of the warrants liability was not recorded for the year ended June 30, 2013 or previous years. Upon exercise of a warrant, the fair value of the warrant at that time will be reclassified to equity from a liability.

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

AS OF MARCH 31, 2015

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

See the table below for a reconciliation of basic and diluted earnings per share for the three and nine month periods ended March 31, 2015 and the same periods in 2014.

	(Unaudited) Three months		(Unaudited) Nine months
	ended March 31		ended March 31
	2015	2014	2015	2014
Net income attributable to common stockholders - basic	$(3,208,072)	$(8,495,152)	$6,540,354	$2,071,950
Net income attributable to common stockholders - diluted	$(3,208,072)	$(8,495,152)	$6,540,354	$2,071,950
Weighted average number of shares of common stock - basic	77,505,908	77,500,392	77,505,908	77,479,184
Weighted average number of shares of common stock - diluted	77,505,908	77,500,392	91,826,169	93,756,501
Income per common share - basic	$(0.04)	$(0.11)	$0.08	$0.03
Income per common share - diluted	$(0.04)	$(0.11)	$0.07	$0.02

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

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

Series B Convertible Preferred Stock — The Series B Convertible Preferred Stock has a stated value of $1,000 per share, is entitled to cumulative dividends in the amount of 9.5% per annum and is convertible into our Common Stock at $0.50 per share of Common Stock.  The holders of the Series B Convertible Preferred Stock are entitled to vote (on an as-converted basis), together with holders of Common Stock, as a single class with respect to all matters presented to holders of Common Stock. During the three months ended March 31, 2015, there were 425.599 shares issued as dividends creating a total of 18,168.815 shares of Series B Convertible Preferred Stock outstanding.

Series C Redeemable Voting Preferred Stock — The Series C Redeemable Voting Preferred Stock has a stated value of $0.01 per share.  The holders of Series C Redeemable Voting Preferred Stock are entitled to vote, together with the holders of our Common Stock, as a single class with respect to all matters presented to holders of Common Stock.  The holders of Series C Redeemable Voting Preferred Stock are entitled, in the aggregate, to a number of votes equal to the number of shares of Common Stock that would be issuable upon the exercise of all of the outstanding Class A Warrants and Class B Warrants (as defined below) on a Full Physical Settlement basis (as defined in the Warrant and Preferred Stock Agreement).  The holders of Series C Redeemable Voting Preferred Stock are not entitled to receive any dividends.  The Series C Redeemable Voting Preferred Stock may be redeemed at the option of the holders thereof at any time at the stated value per share. There were 98,751.823 shares of Series C preferred stock issued and outstanding at March 31, 2015.

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

AS OF MARCH 31, 2015

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

The Series C Redeemable Voting Preferred Stock has an aggregate stated value of approximately $988.

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

The Company recorded no impairment loss on oil and gas properties for the three or nine months ended March 31, 2015 or 2014.

Note F — Notes Payable

Senior Secured Notes Financing

The Company entered into a Note Purchase Agreement dated October 2, 2013, pursuant to which the Company issued an aggregate of $66,000,000 of notes due October 2, 2016 (the “Notes”) to certain Investors.  The Notes originally bore interest at the rate of 15.5% per annum, in cash, payable quarterly; provided, however, that interest for the first six months following the closing was paid 7.0% per annum in cash and 8.5% per annum in additional Notes. The Notes were subject to certain financial and non-financial covenants, which the Company was in violation of as of June 30, 2014.  On July 14, 2014, the Company entered into an Amendment, Forbearance and Waiver Agreement (the “Amendment”) with the holders of the Notes and certain other parties thereto.  As a result of an amendment to the Note Purchase Agreement, interest on the Notes after March 31, 2014 accrues at the rate of 20.5%, which interest shall accrue, but is not payable in cash. The additional paid-in-kind notes totaling $2,834,798 were issued for the period of October 2, 2013 through March 31, 2014 and subsequent to this date the accrued interest totals approximately $15,461,355 and is included under accounts payable and accrued expenses as of March 31, 2015. The Amendment includes additional covenants including, among others, that by October 17, 2014, the Company was required to enter into a definitive

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

agreement with respect to a Strategic Transaction, as defined in the Amendment that is reasonably expected to be consummated by December 31, 2014 and which would result in the payment in full, in cash, of all amounts owing to the holders of the Notes, or a joint venture, strategic alliance or other transaction satisfactory to the holders of the Notes.  We continue to explore alternatives with respect to a Strategic Transaction, although we have not yet identified or consummated a Strategic Transaction.  We are also not in compliance with certain other covenants in the Note Purchase Agreement. We are in discussions with the holders of the Notes with respect to available alternatives.  Unless we cure these defaults, or we obtain an extension of time, the holders of the Notes could accelerate the indebtedness represented by the Notes and exercise all other remedies available to them, including foreclosing on our assets. There can be no assurance that we will be successful in curing these defaults.

The indebtedness under the Note Purchase Agreement is secured by substantially all of the assets of the Company, including a first priority lien over all of the assets of the Company, Cubic Asset and Cubic Asset Holding and a second priority lien over all of the assets of Cubic Louisiana and Cubic Louisiana Holding.

The Company allocated the proceeds from the issuance of the Notes to the Warrants and the Notes, based on the warrants’ fair market values at the date of issuance. The value assigned to the Class A Warrants was $23,700,437 and the value assigned to the Class B Warrants was $9,710,596, both of which were recorded as liabilities. The assignment of a fair value to the Warrants resulted in a loan discount being recorded. The discount will be amortized over the original three-year term of the Notes as additional interest expense. Amortization for the three and nine months ended March 31, 2015 was $2,746,112 and $8,360,386, respectively.

Cubic incurred loan costs of $2,840,819 on the issuance of the Notes and Warrants. The entire amount was determined to be allocable to the debt, and has been capitalized and is being amortized over the original term of the Notes. Amortization for the three and nine months ended March 31, 2015 was $233,492 and $710,853, respectively.

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

Contemporaneously with entering into the Note Purchase Agreement, the Company repaid the $5 million Term Loan payable to WFEC, and Cubic Louisiana assumed the remaining unpaid debt to WFEC, which amount was $20,865,110 as of that date.  That debt is reflected in a term loan bearing interest at the Wells Fargo Bank prime rate, plus 2%, per annum, due October 2, 2016. In the event that Cubic Louisiana does not have available cash to pay interest on the Credit Facility, accrued and unpaid interest will be paid in kind via an additional promissory note.  As part of the new credit agreement, WFEC is providing a revolving credit facility in the amount of up to $10,000,000, bearing interest at the same rate, with all advances under that revolving credit facility to be made in the sole discretion of WFEC. The use of additional monies borrowed from WFEC under the revolving credit facility is restricted solely to paying for drilling and completion costs for well interests collateralized by a

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

WFEC first lien. The Company is not in compliance with all of the WFEC loan covenants, as of March 31, 2015. We are in discussions with WFEC with respect to available alternatives.  Unless we cure these defaults, WFEC could accelerate the indebtedness owed to it and exercise all other remedies available to it, including foreclosing on our assets. There can be no assurance that we will be successful in curing these defaults.

During the nine months ended March 31, 2015, the Company borrowed an additional $5,000,000, making the total $9,015,826 under the revolving credit facility, for 4 new natural gas wells to be drilled and completed by EXCO Resources, Inc., leaving $984,174 available for future borrowing. Interest expense for the quarters ended March 31, 2015 and 2014 was $322,089 and $288,010, respectively, and for the nine months ended March 31, 2015 and 2014 it was $980,582 and $907,104, respectively.

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

AS OF MARCH 31, 2015

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

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values below incorporates various factors, including the impact of the counterparty’s non-performance risk with respect to the Company’s financial assets and the Company’s non-performance risk with respect to the Company’s financial liabilities. The Company has not elected to offset the fair value amounts recognized for derivative instruments executed with the same counterparty, but reports them gross on its consolidated balance sheets. Transfers between levels are recognized at the end of the reporting period. There were no transfers between levels during the 2014 and 2015 periods.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and June 30, 2014:

	Fair value as of March 31, 2015				Fair value as of June 30, 2014
	Level 1	Level 2	Level 3	Total	Total

Assets:	—	—	—	—	—
Liabilities:
Commodity derivative contracts	—	—	(10,007,167)	(10,007,167)	(33,117,425)
Total	$—	$—	$(10,007,167)	$(10,007,167)	$(33,117,425)

The fair value guidance, as amended, establishes that every derivative instrument is to be recorded on the balance sheet as either an asset or liability measured at fair value. (See Note H).

	Fair value as of:
	March 31, 2015	June 30, 2014
Derivative contracts at period beginning	$33,117,425	$—
Issuance of derivative contracts	—	35,091,536
(Gain) loss on derivative contracts	(22,718,812)	3,056,053
Settlements on derivative contracts	(391,446)	(5,030,164)
Derivative contracts at period end	$10,007,167	$33,117,425

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

AS OF MARCH 31, 2015

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

All derivative contracts are carried at their fair value on the balance sheet and all unrealized gains and losses as well as realized gains and losses related to contract settlements are presented in the statement of operations as a gain (loss) on derivatives. For the three and nine months ended March 31, 2015, the Company reported a gain of $7,159,302 and $22,718,812, respectively in the condensed consolidated statement of operations related to its commodity derivative instruments. For the three and nine months ended March 31, 2014, the Company reported a net loss of  $5,601,123 and $12,221,932, respectively, in the condensed consolidated statement of operations related to its commodity derivative instruments.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

As of March 31, 2015, the following natural gas derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Strike Price
		In MMBtu
2015	Call Option	15,000	8,022,294	$3.70
2016	Call Option	20,000	11,056,752	$3.65
2017	Call Option	25,000	11,184,600	$3.55
2018	Call Option	25,000	8,252,340	$3.45

As of March 31, 2015, the following crude derivative transactions were outstanding with the associated notional volumes and weighted average underlying hedge prices:

Settlement Period	Derivative Instrument	Average Daily Volume	Total of Notional Volume	Strike Price
		In Bbls
2015	Fixed Price Swap	11	4,149	$92.00
2016	Fixed Price Swap	8	2,900	$92.00

2015	Call Option	234	85,464	$80.00
2016	Call Option	361	131,796	$80.00
2017	Call Option	328	119,868	$80.00
2018	Call Option	218	79,452	$80.00

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

AS OF MARCH 31, 2015

(Unaudited)

Additional Disclosures about Derivative Instruments and Hedging Activities

The tables below provide information on the location and amounts of derivative fair values in the condensed consolidated balance sheet and derivative gains and losses in the condensed consolidated statement of operations for derivative instruments that are not designated as hedging instruments:

	Fair Values of Derivative Instruments
	Derivative Assets (Liabilities)
		Fair Value
	Balance Sheet Location	March 31, 2015	June 30, 2014

Derivatives not designated as hedging instruments
Commodity derivative contracts	Assets	$—	$—
Commodity derivative contracts	Current Liabilities	(818,212)	(8,065,417)
Commodity derivative contracts	Long-term Liabilities	(9,188,955)	(25,052,008)
Total derivatives not designated as hedging instruments		$(10,007,167)	(33,117,425)

Amount of Gain (Loss) Recognized in Income on Derivatives

Location of Gain (Loss) Recoginized	Three Months ended		Nine Months ended
in Income on Derivatives	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Gain (Loss) on derivative contracts	$7,159,302	$(5,601,123)	$22,718,812	$(12,221,932)
	$7,159,302	$(5,601,123)	$22,718,812	$(12,221,932)

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

	Volume Mmbtus/Bbls	Fair Value per MMBtu / Bbl	Fair value at March 31, 2015
Natural gas:

Call Options:
2015	8,022,294	$(0.04)	$(317,237)
2016	11,056,752	$(0.18)	$(1,971,143)
2017	11,184,600	$(0.33)	$(3,680,293)
2018	8,252,340	$(0.43)	$(3,527,875)
Total natural gas			$(9,496,548)

Oil:
Swaps:
2015	4,149	39.36	$163,314
2016	2,900	33.68	$97,667
			$260,981

Call Options:
2015	85,464	$(0.29)	$(24,319)
2016	131,796	$(1.42)	$(187,601)
2017	119,868	$(2.48)	$(296,873)
2018	79,452	$(3.31)	$(262,807)
Total oil			$(771,600)
Total oil and natural gas derivatives			$(10,007,167)

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

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

The Company recorded the liability related to the fair value of these warrants issued in connection with the issuance and sale of the Notes on October 2, 2013 in an amount equal to the value assigned to the Class A Warrants of $23,700,437 and the value assigned to the Class B Warrants of $9,710,596, or an aggregate of $33,411,033 recorded as a liability upon issuance. The subsequent decrease in the warrants’ fair value during the nine months ended March 31, 2015 and the same period in 2014, has been reflected as a decrease in the warrants liability and a credit to net income of $11,744,625 and $13,357,742, respectively. Upon exercise or expiration of the warrants, the fair value of the warrants at that time will be reclassified to equity from a liability.

Additionally, the Company re-priced and extended warrants to purchase 8,500,000 shares of common stock in connection with the amendment of its Credit Agreement with WFEC in December 2012. The previously issued warrants were modified to provide for an exercise price of $0.20 per share with the exercise term extended to December 31, 2017. The warrants included certain anti-dilution provisions, which provide exercise price adjustments in the event that any common stock equivalents are issued at an effective price per share that is less than the exercise price of the warrants. The warrants were not recorded as a fair value liability for the year ended June 30, 2013 or previous years. The Company, however, recorded the fair value of these warrants as of July 1, 2013 ($1,805,898) as an out-of-period charge to net income and corresponding liability on July 1, 2013. The subsequent decrease in the warrants’ fair value during the year ended June 30, 2014, which includes the effect of the anti-dilution re-pricing from $0.20 per share to $0.17 per share in connection with the issuance of the Notes on October 2, 2013, has been reflected as a reduction in the warrant liability and a credit to net income, resulting in a debit to net income of $114,565 and a credit to net income of $772,300 in the three and nine months ended March 31, 2015, respectively. The subsequent decrease in the warrants’ fair value during the three months ended March 31, 2014 has been reflected as a reduction in the warrant liability and a credit to net income amounting to $369,801 while the increase in warrants’ fair value for the nine months ended March 31, 2014 has been reflected as an increase in warrant liability and debit to net income amounting to $1,340,049.

Upon exercise of the warrants, the fair value of the warrants at that time will be reclassified to equity from a liability. The following table is a summary of the warrant liability activity measured at fair value using Level 3 inputs during the three months ended March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
Balance at period beginning	$16,290,341	$33,411,033
Change in fair value
Class A and B warrants	(11,744,625)	(18,102,734)
WFEC warrants	(772,300)	982,042
Balance at period end	$3,773,416	$16,290,341

The following table summarizes the change in fair value of warrants liability for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Class A and B warrants	$(1,351,090)	$5,177,320	$11,744,625	$13,357,742
WFEC warrants	(114,565)	369,801	772,300	(1,340,049)
	$(1,465,655)	$5,547,121	$12,516,925	$12,017,693

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

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

The following table reflects the ARO liability for the quarter ended March 31, 2015 and year ended June 30, 2014:

	March 31, 2015	June 30, 2014
Asset retirement obligations, at period beginning	$1,916,276	$—
Activity during the period:
Liabilities incurred during the period	—	1,576,322
Liabilities settled during the period	(235,709)	—
Accretion of ARO	182,864	339,954
Asset retirement obligations, at period end	$1,863,431	$1,916,276

Note K — Lease Operating Expenses

Within the Company’s Lease operating costs as part of transportation and marketing expenses, volume shortfall payments were created as part of a transaction monetizing mid-stream assets. Gastar had entered into a transportation agreement with their East Texas mid-stream natural gas gathering system purchaser, requiring a certain minimum quarterly volume of natural gas production, which agreement was assumed by Cubic as part of the acquisitions discussed in Note B. This agreement required Cubic to make payments for the natural gas volume shortfalls for any quarter through October 2014.   Volume shortfalls required Cubic to make quarterly payments, in excess of normal transportation and marketing costs. This agreement expired in October 2014, and we paid the entire balance of $929,634, during the quarter ended March 31, 2015.

CUBIC ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

Note L — Related Party Transactions

An affiliated company, Tauren Exploration, Inc. (“Tauren”), which is owned 100% by Mr. Wallen, owned working interests in certain of the wells in which the Company owns a working interest.  As of the end of fiscal 2014, Tauren owed $3,333 to the Company, and as of the end of March 31, 2015 Tauren owed $0 to the Company for miscellaneous general and administrative expenses and royalties. Tauren owed the Company $2,765 and $1,518 for royalties paid by a third-party operator as of June 30, 2014 and March 31, 2015, respectively.

In addition, certain of the Company’s working interests are operated by an affiliated company, Fossil Operating, Inc. (“Fossil”), which is owned 100% by Mr. Wallen. As of June 30, 2014 and March 31, 2015, the Company owed Fossil $33,533 and $130,960 respectively, for capital expenditures, the Company owed Fossil $264,705 and $373,811, respectively, for drilling costs and lease and operating expenses, and the Company was owed by Fossil $65,650 and $50,755, respectively, for oil and gas sales.

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

A lawsuit was filed on or about June 15, 2010, styled, “Gloria’s Ranch, LLC v. Tauren Exploration, Inc., Cubic Energy, Inc., Wells Fargo Energy Capital, Inc. & EXCO USA Asset, LLC”, filed in the 1st Judicial District Court, Caddo Parish, Louisiana, Cause No. 541-768, A.  This lawsuit alleges that all or part of the Gloria’s Ranch mineral lease has lapsed, and seeks a finding that the mineral lease has lapsed, damages, attorney fees, and other equitable relief. This lawsuit would have a material effect, with the lost acreage component having an estimated value of up to $9,100,000, if ultimately adjudicated entirely in favor of the mineral owner. This matter went to a bench trial in Caddo Parish, Louisiana, in March 2015, and post-trial briefing has been concluded.  We await a ruling from the Judge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations for the three and nine months ended March 31, 2015 and 2014 should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

All of our strategies are subject to resolving our current defaults under our credit facilities and obtaining sufficient capital resources.

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

Results of Operations

For the Three Months ended March 31, 2015 and 2014

	Three months ended
	March 31,
	2015	2014
Production Volumes:
Oil (Bbls)	1,958	1,698
Natural gas liquids (Bbls)	540	518
Natural gas (Mcf)	912,597	1,264,380
Total (Mcfe)	927,585	1,277,672

Weighted Average Sales Prices:
Oil (per Bbl)	$42.07	$95.25
Natural gas liquids (per Bbl)	$18.62	$48.72
Natural gas (per Mcf)	$3.22	$3.98

Selected Expenses per Mcfe:
Production costs	$0.90	$0.61
Workover expenses (non-recurring)	$0.00	$0.47
Severance taxes	$0.03	$(0.04)
Other revenue deductions	$0.76	$1.38
Total lease operating expenses	$1.69	$2.42
General and administrative expenses	$1.64	$1.13
Depreciation, depletion and amortization	$0.99	$2.10

Revenues

Oil and Gas Sales decreased 42% to $3,031,948 for the quarter ended March 31, 2015 from $5,219,837 for the quarter ended March 31, 2014, approximately $1,425,933 of which was due to volume declines and $761,956 of which was due to a decrease in oil and natural prices during the 2015 quarter. We received an average oil price of $42.07 per barrel and an average natural gas price of $3.22 per Mcf in the 2015 quarter versus $95.25 per barrel of oil and $3.98 per Mcf of natural gas in the 2014 quarter.

Costs and Expenses

Oil and Gas Production and Operating Costs decreased 49% to $1,570,977 (52% of oil and gas sales) for the three months ended March 31, 2015 from $3,105,635 (59% of oil and gas sales) for the same period in 2014, primarily due to other revenue deduction expenses decreasing $1,058,418. These are costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas.  Lease operating expenses increased $38,450, workovers expenses decreased $601,914, and production taxes increased $80,362.

Accretion of Asset Retirement Obligation (“ARO”) was $19,527 for the three months ended March 31, 2015 and $113,318 for the three months ended March 31, 2014.

General And Administrative Expenses (“G&A”) increased 13% to $1,524,437 for the three months ended March 31, 2015 from $1,444,340 for the same period in 2014, primarily due to an increase of $81,229 in corporate fees/expenses during the three months ended March 31, 2015 as compared to the 2014 quarter.

Depreciation, Depletion and Non-Loan Related Amortization (“DD&A”) decreased 66% to $920,764 in the three months ended March 31, 2015 from $2,685,149 in the same period in 2014. The decrease was primarily due to the approximate 350,087 Mcf equivalent decrease in production during the three months ended March 31, 2015 as compared to March 31, 2014.

Derivatives Gain was $7,159,302 for the three months ended March 31, 2015. There was a derivatives loss of $5,601,123 for the three months ended March 31, 2014. The net derivative gain in the 2015 quarter was due to contract prices of $92 per barrel of oil and $3.90 per Mcf for natural gas generally being lower than the settlement prices. The net derivative loss in the 2014 quarter was due to contract prices of $92 per barrel of oil and $3.90 per Mcf for natural gas generally being higher than the settlement prices.

Interest Expense, Including Amortization of Loan Costs increased 27% to $7,240,047 in the three months ended March 31, 2015 from $5,695,528 in the same period of 2014. Our debt increased as a result of the financing for our acquisitions during fiscal 2014. We had total outstanding debt of $81,521,277 (net of discounts) as of March 31, 2015 and $65,131,691 as of March 31, 2014. As part of the refinancing we borrowed $66,000,000 through the issuance of the Notes. During the three months ended March 31, 2015, the Company borrowed an additional $3,000,000 for drilling and completion, which increased our debt outstanding with WFEC to $29,880,936 as of March 31, 2015. The aggregate face amount of the Notes increased by $2,834,798, as a result of making certain interest payments through issuing additional notes, which create a total outstanding to the lenders of $68,834,798 (before discounts). The discounts are being amortized over the three-year term of the debt as additional interest expense. We also accrued approximately $15,461,355 of additional interest related to the Notes that is included in accounts payable and accrued expenses. We reported $432,346 in the capitalization of interest expense to the full cost pool for oil and gas properties for fiscal 2014. The capitalized interest for the three month period ended March 31, 2015 was $50,918 compared to $34,080 for the same period in 2014.

Change in Fair Value of Warrants Liability of $1,465,655 was recognized for the three months ended March 31, 2015 compared to $5,547,121 for the same period in fiscal 2014. The fair value of warrants liability associated with the Company’s Class A and B warrants, which were issued in connection with the issuance of the Notes on October 2, 2013, increased as of March 31, 2015, by $1,351,090. There was also an increase in fair value of warrants held by WFEC of $114,565 for the three months ended March 31, 2015. The fair value of warrants liability associated with the Company’s Class A and B warrants, which were issued in connection with the issuance of the Notes on October 2, 2013, decreased as of March 31, 2014, by $5,177,320. There was also a decrease in fair value of warrants held by WFEC of $369,801 for the three months ended March 31, 2014.

Net Loss Attributable to Common Shareholders for the three months ended March 31, 2015 was $3,208,072 compared to a net loss of $8,495,152 for the three months ended March 31, 2014.  The decrease in our net loss attributable to common shareholders was primarily due to the change in non-cash gains and losses on derivative contracts and change is fair value in warrant liabilities in each respective quarter. During the three months ended March 31, 2015, we had non-cash gains on derivative contracts of $7,159,302, as compared to non-cash losses of $5,601,123 for the same period in fiscal 2014. Our change in fair value of warrant liabilities was a loss of $1,465,655 for the three months ended March 31, 2015 as compared to a gain of $5,547,721 for the same period in fiscal 2014.

For the Nine Months ended March 31, 2015 and 2014

	Nine months ended
	March 31,
	2015	2014
Production Volumes:
Oil (Bbl)	8,955	5,970
Natural gas liquids (Bbl)	1,735	1,884
Natural gas (Mcf)	3,027,207	2,800,069
Total (Mcfe)	3,091,347	2,847,190

Weighted Average Sales Prices:
Oil (per Bbl)	$74.69	$93.87
Natural gas liquids (Bbl)	$34.94	$45.36
Natural gas (per Mcf)	$3.31	$3.64

Selected Expenses per Mcfe:
Production costs	$0.93	$0.71
Workover expenses (non-recurring)	$0.00	$0.25
Severance taxes	$0.03	$0.00
Other revenue deductions	$1.18	$1.24
Total lease operating expenses	$2.14	$2.20
General and administrative expenses	$1.38	$1.39
Depreciation, depletion and amortization	$1.61	$2.01

Revenues

Oil and Gas Sales decreased 1% to $10,752,951 for the nine months ended March 31, 2015 from $10,841,391 for the nine months ended March 31, 2014 primarily due to decreased commodity prices, despite increased oil and gas volumes during the nine months ended March 31, 2015. We received an average oil price of $74.69 per barrel and an average natural gas price of $3.31 per Mcf for the nine months ended March 31, 2015 versus $93.87 per barrel of oil and $3.64 per Mcf of natural gas for the nine months ended March 31, 2014.

Costs and Expenses

Oil and Gas Production and Operating Costs increased to $6,606,815 (61% of oil and gas sales) for the nine months ended March 31, 2015 from $6,409,143 (59% of oil and gas sales) for the same period in 2014. The increase was primarily due to an increase of $109,480 in other revenue deduction expenses and the $101,499 increase on production taxes recognized from the increased number of wells brought online during the nine months ended March 31, 2015 versus the same period of 2014. Other revenue deductions are costs passed-through to the Company by the purchaser of the Company’s gas. Such costs are deducted from the Company’s gross revenue by the purchaser and include, but are not limited to: costs to market the Company’s gas, compression fees, and the cost of fuel used by the purchaser to convey the Company’s gas.

Accretion of Asset Retirement Obligation (“ARO”) was $182,864 for the nine months ended March 31, 2015 and $226,635 for the months ended March 31, 2014.

General And Administrative Expenses decreased 10% to $4,273,927 for the nine months ended March 31, 2015 from $4,735,950 for the same period in 2014 primarily due to a decrease of $392,288 in legal fees/expenses and a $783,380 decrease in consulting and management fees, during the nine months ended March 31, 2015 as compared to the same period in 2014.

Depreciation, Depletion and Amortization decreased 13% to $4,988,262 in the nine months ended March 31, 2015 from $5,726,591 in the same period in 2014. The decrease was primarily due to a downward revision of future development costs of oil and natural gas during the nine months ended March 31, 2015 as compared to March 31, 2014.

Derivatives Gain was $22,718,812 for the nine months ended March 31, 2015. There was a derivative loss of $12,221,932 for the nine months ended March 31, 2014. The net derivative gain in the nine months ended March 31, 2015 was primarily due to contract prices of $92 per barrel of oil and $3.90 per Mcf for natural gas generally being lower than the future settlement prices. The net derivative loss in the nine months ended March 31, 2014 was due to contract prices of $92 per barrel of oil and $3.90 per Mcf for natural gas generally being higher than the future settlement prices.

Change in Fair Value of Warrants Liabilities of $12,516,925 was recognized for the nine months ended March 31, 2015. The fair value of warrants liability associated with the Company’s Class A and B warrants, which were issued in connection with the issuance of the Notes on October 2, 2013, decreased as of March 31, 2015, by $11,744,625. There was an overall decrease in fair value of warrants held by WFEC of $772,300 for the nine months ended March 31, 2015. There was a change in fair value of $12,017,693 recognized for the nine months ended March 31, 2014. The fair value of warrants liability associated with the Company’s Class A and B warrants, which were issued in connection with the issuance of the Notes on October 2, 2013, decreased as of March 31, 2014, by $13,357,742. There was an overall decrease in fair value of warrants held by WFEC was $465,849 for the nine months ended March 31, 2014.

Interest Expense, Including Amortization of Loan Costs increased 70% to $21,424,926 for the nine months ended March 31, 2015 from $12,580,873 in the same period of 2014. Our debt increased as a result of the financing for our acquisitions during fiscal 2014. We had total outstanding debt of $81,521,277 (net of discounts) as of March 31, 2015 and $65,131,691 as of March 31, 2014. As part of the refinancing we borrowed $66,000,000 through the issuance of the Notes. During the nine months ended March 31, 2015, the Company borrowed an additional $5,000,000 for drilling and completion, which increased our debt outstanding with WFEC to $29,880,936 as of March 31, 2015. The aggregate face amount of the Notes increased by $2,834,798, as a result of making certain interest payments through issuing additional Notes, which create a total outstanding to the lenders of $68,834,798 (before discounts). The discounts are being amortized over the three-year term of the debt as additional interest expense. We also accrued approximately $15,461,355 of additional interest related to the Notes that is included in accounts payable and accrued expenses. We reported $432,346 in the capitalization of interest expense to the full cost pool for oil and gas properties for fiscal 2014. The capitalized interest for the nine month period ended March 31, 2015 was $59,548 compared to $53,098 for the same period in 2014.

Net Income Attributable to Common Shareholders for the nine months ended March 31, 2015 was $6,540,354 compared to $2,071,949 for the nine months ended March 31, 2014.  The increase in our net income attributable to common shareholders was primarily due to changes in non-cash gains in each respective quarter, offset by the increased interest expense during the 2015 period. The nine months ended March 31, 2015 had non-cash gains on derivative contracts of $22,718,812 and a gain in fair value of warrant liabilities of $12,516,925. During the nine months ended March 31, 2014, we had $12,580,873 of interest expense and a $12,221,932 loss on derivatives.

Financial condition, Liquidity and Capital Resources Financial Condition

At March 31, 2015, we had a working capital deficit of $93,731,310, an increase from our working capital deficit of $72,997,802 as of June 30, 2014. The increase in our working capital deficit is primarily attributable to an increase in our borrowings, which are classified as current due to our financial condition.

Additionally, we are currently subject to a forbearance agreement in relation to the Note Purchase Agreement which required us to, among others, enter into a definitive agreement with respect to a Strategic Transaction by October 17, 2014, the Company was required to enter into a definitive agreement with respect to a Strategic Transaction, as defined in the Amendment, that is reasonably expected to be consummated by December 31, 2014 and which would result in the payment in full, in cash, of all amounts owing to the holders of the Notes, or a joint venture, strategic alliance or other transaction satisfactory to the holders of the Notes.  We continue to explore alternatives with respect to a Strategic Transaction, although we have not yet identified or consummated a Strategic Transaction.  We are also not in compliance with certain other covenants in the Note Purchase Agreement, as well as certain covenants in the credit facility with WFEC. We are in discussions with the holders of the Notes and WFEC with respect to available alternatives.  Unless we cure these defaults, or we obtain an extension of time, the holders of the Notes and/or WFEC could accelerate the indebtedness represented by the Notes and/or WFEC loans and exercise all other remedies available to them, including foreclosing on our assets. There can be no assurance that we will be successful in curing these defaults.

Financing Transactions

In October 2013, we entered into the Note Purchase Agreement, pursuant to which we issued an aggregate of $66,000,000 of Notes due October 2, 2016, to certain purchasers. The aggregate face amount of the Notes increased by $2,834,798, as a result of making certain interest payments through issuing additional Notes and accruing interest of $15,461,355, which results in total outstanding to the Lenders of $81,521,227 (before discounts) at March 31, 2015 and there were no additional note amounts issued for the nine months ended March 31, 2015. As part of the refinancing of the Credit Facility with WFEC, the $5,000,000 convertible senior note was paid in full leaving a balance on the revolver of $20,865,110, the discount for which was fully amortized at closing in October 2013. That debt is reflected in a term loan bearing interest at the Wells Fargo Bank prime rate, plus 2%, per annum. As part of the Credit Agreement, WFEC is providing a revolving credit facility in the amount of up to $10,000,000, bearing interest at the same rate, with all advances under that revolving credit facility to be made in the sole discretion of WFEC. During the nine months ended March 31, 2015, the Company borrowed an additional $3,000,000 for drilling and completion, which increased our debt outstanding with WFEC to $29,880,936.  In the event that Cubic Louisiana does not have available cash to pay interest on the Credit Facility, accrued and unpaid interest will be paid in kind via an additional promissory note. We are currently paying quarterly cash interest payments on the Credit Facility, at the Wells Fargo Bank prime rate, plus 2%.

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

Working Capital and Cash Flow

At March 31, 2015, we had a working capital deficit of $93,731,310, an increase from our working capital deficit of $72,997,802 as of June 30, 2014. The increase in our working capital deficit is primarily attributable to an increase in our borrowings which are classified as current due to our financial condition.

Our net decrease in cash and cash equivalents is summarized as follows:

	Nine months ended
	March 31,
	2015	2014
Net cash used in operating activities	$(1,331,520)	$(3,894,958)
Net cash used in investing activities	(10,780,922)	(73,498,934)
Net cash provided by financing activities	10,067,912	86,490,797
Net increase (decrease) in cash and cash equivalents	$(2,044,530)	$9,096,905

Operating Activities — During the nine months ended March 31, 2015, the Company used cash flows from operating activities of $1,331,520 as compared to $3,894,958 of cash used in operating activities in the prior year period. Cash flow from operations is dependent on our ability to increase through our development and exploratory activities and the price received for oil and natural gas.

Investing Activities — The cash used in investing activities consists of capital expenditures related to the drilling and completion of new wells and the acquisition and development of additional oil and gas properties. In the nine months ended March 31, 2015, we had capital spending related to the development of oil and gas properties of $7,394,286 and a prepaid drilling expenditure of $3,386,636, resulting in total cash used of $10,780,922 by investing activities. In the nine months ended March 31, 2014, we had capital spending related to the acquisitions and development of oil and gas properties of $8,049,680, prepaid drilling of $1,171,106, and acquisition costs of $64,278,148, for total cash used of $73,498,934 by investing activities.

Financing Activities — Cash flows provided by financing activities were $10,067,912 and $86,490,797 during the nine month periods ended March 31, 2015 and 2014, respectively. These funds provided by financing activities in the 2015 period were primarily $5,000,000 of additional borrowings for drilling and completing 4 new wells, $5,000,000 of restricted cash used for operating activities and $67,912 received from derivative swaps. The use of restricted cash for operating activities is prohibited by the terms of the Note Purchase Agreement. These funds provided by financing activities in the 2014 period were primarily related to the issuance of the Notes and the proceeds from entering into the Call Option Structured Derivative.

Capital Expenditures

A significant portion of our oil and gas reserves are undeveloped. As such, recovery of our future undeveloped proved reserves will require significant capital expenditures.  A portion of the proceeds from the issuance of the Notes and the Call Option Structured Derivative were used to consummate the acquisition of our East Texas Basin assets and additional working interests in our Louisiana properties. Due to our current financial condition, management can no longer make estimates regarding anticipated capital expenditures during fiscal 2015. The Company has significant negative working capital and any future capital expenditures will be dependent on re-financing our debt or otherwise acquiring additional funds. The Company has little or no control with respect to the timing of any third party operators drilling wells on acreage in which the Company has a working interest or the timing of drilling expenses incurred. Additional capital expenditures will be required for exploratory drilling on our undeveloped acreage.

No assurance can be given that all or any of these anticipated or possible capital expenditures will be completed as currently anticipated.  Any acquisition of additional leaseholds would require that we obtain additional capital resources.

Capital Resources

We must cure the defaults under our existing credit facilities, refinance our debt, and obtain additional capital.

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

We have curtailed most of our planned development and exploratory activities. If a well is proposed by a third-party operator and we do not have the capital resources to participate in that well, we might not receive any revenue generated by that well, while still being required to fulfill the relevant royalty payment obligations to the mineral owner and other royalty holders.  Additionally, because future cash flows and the availability of borrowings are subject to a number of variables, there can be no assurance that our capital resources will be sufficient to sustain our development and exploration activities.

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

In September and October 2014, we identified material weaknesses in our internal controls over financial reporting in connection with our (i) financial reporting and disclosure process (ii) accounting for asset retirement obligations and (iii) accounting for certain complex accounting transactions.  The first material weakness, our financial reporting and disclosure process, resulted in additional disclosures and amendments to our quarterly reports for the quarterly periods ended September 30, 2013, December 31, 2013 and March 31, 2014 necessary to present the financial statements in accordance with accounting principles generally accepted in the United States.  The second material weakness, our accounting for asset retirement obligations (“ARO”), resulted in our inappropriate estimation of the ARO related to the properties acquired in our acquisitions in Fiscal 2014.  Our third material weakness, our accounting for certain complex accounting transactions, resulted in an incorrect accounting treatment related to the warrants that were issued together with the Notes. The warrants contained ‘full-ratchet’ anti-dilution adjustment provisions that were not properly accounted for.  Additionally, certain warrants that were re-priced in 2013 and 2014 also contained certain anti-dilution provisions that were not accounted for correctly since their issuance date. Finally, we did not apply the proper accounting for the exchanges of certain related party debt and equity instruments in transactions that were deemed equity contributions. As a result of these material weaknesses, we have amended our September 30, 2013, December 31, 2013 and March 31, 2014 Forms 10-Q.

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

Changes in Internal Control Over Financial Reporting

We maintain a system of internal control over financial reporting. There were material weaknesses in our internal control over financial reporting during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company will hire qualified experts to review complex transactions like those consummated in October 2013, to ensure all items are receiving proper accounting treatment.

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

A lawsuit was filed on or about June 15, 2010, styled, “Gloria’s Ranch, LLC v. Tauren Exploration, Inc., Cubic Energy, Inc., Wells Fargo Energy Capital, Inc. & EXCO USA Asset, LLC”, filed in the 1st Judicial District Court, Caddo Parish, Louisiana, Cause No. 541-768, A.  This lawsuit alleges that all or part of the Gloria’s Ranch mineral lease has lapsed, and seeks a finding that the mineral lease has lapsed, damages, attorney fees, and other equitable relief. This lawsuit would have a material effect, with the lost acreage component having an estimated value of up to $9,100,000, if ultimately adjudicated entirely in favor of the mineral owner. This matter went to a bench trial in Caddo Parish, Louisiana, in March 2015, and post-trial briefing has been concluded.  We await a ruling from the Judge.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On July 14, 2014, the Company entered into an Amendment, Forbearance and Waiver Agreement (the “Amendment”) with the holders of the Senior Notes due October 2016 (“Notes”) and certain other parties thereto.  The Amendment includes additional covenants including, among others, that by October 17, 2014, the Company was required to enter into a definitive agreement with respect to a Strategic Transaction, as defined in the Amendment, that is reasonably expected to be consummated by December 31, 2014 and which would result in the payment in full, in cash, of all amounts owing to the holders of the Notes, or a joint venture, strategic alliance or other transaction satisfactory to the holders of the Notes.  We continue to explore alternatives with respect to a Strategic Transaction, although we have not yet identified or consummated a Strategic Transaction.  We are also not in compliance with certain other covenants in the Note Purchase Agreement, as well as certain covenants in the credit facility with WFEC. We are in discussions with the holders of the Notes and WFEC with respect to available alternatives.  Unless we cure these defaults, or we obtain an extension of time, the holders of the Notes and/or WFEC could accelerate the indebtedness represented by the Notes and/or WFEC loans and exercise all other remedies available to them, including foreclosing on our assets. There can be no assurance that we will be successful in curing these defaults.

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

CUBIC ENERGY, INC.
(Registrant)

Date: May 15, 2015	By:	/s/ Calvin A. Wallen, III
Calvin A. Wallen, III, President and Chief Executive Officer

Date: May 15, 2015	By:	/s/ Larry G. Badgley
Larry G. Badgley, Chief Financial Officer (Principal Financial and Accounting Officer)